Form 10-K
period 2014-12-31
Restaurant Brands International Inc.
filed 2015-03-02
CIK 1618756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36786

RESTAURANT BRANDS INTERNATIONAL INC.

(Exact name of Registrant as Specified in Its Charter)

Canada	98-1202754
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

874 Sinclair Road Oakville, Ontario	L6K 2Y1
(Address of Principal Executive Offices)	(Zip Code)

(905) 845-6511

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, without par value	New York Stock Exchange Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2014, computed by reference to the closing price for such stock on the New York Stock Exchange on such date, was $1,758,211,171.

The number of shares outstanding of the registrant’s common shares as of February 12, 2015 was 202,124,433 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2014, are incorporated by reference into Part III of this Form 10-K.

RESTAURANT BRANDS INTERNATIONAL INC.

2014 FORM 10-K ANNUAL REPORT

Burger King® and BK® are trademarks of Burger King Corporation. Tim Hortons® and Timbits® and Tim Card® are trademarks of The TDL Marks Corp. References to Fiscal 2010 in this Form 10-K are to the fiscal year ended June 30, 2010, references to the Transition Period are to the six months ended December 31, 2010 and references to 2014, 2013, 2012 and 2011 are to the fiscal years ended December 31, 2014, 2013, 2012 and 2011, respectively. Unless the context otherwise requires, all references to “we”, “us”, “our” and “Company” refer to Restaurant Brands International Inc. and its subsidiaries.

In this document, we rely on and refer to information regarding the restaurant industry, the quick service restaurant segment and the fast food hamburger restaurant category that has been prepared by the industry research firm The NPD Group, Inc. (which prepares and disseminates Consumer Reported Eating Share Trends, or CREST® data) or compiled from market research reports, analyst reports and other publicly available information. All industry and market data that are not cited as being from a specified source are from internal analysis based upon data available from known sources or other proprietary research and analysis.

Explanatory Note

On December 12, 2014, pursuant to the Arrangement Agreement and Plan of Merger (the “Arrangement Agreement’), dated as of August 26, 2014, by and among Tim Hortons Inc., a company organized under the laws of Canada (“Tim Hortons”), Burger King Worldwide, Inc., a Delaware corporation (“Burger King Worldwide”), Restaurant Brands International Inc., a corporation continued under the laws of Canada (f/k/a 9060669 Canada Inc. and 1011773 B.C. Unlimited Liability Company) (the “Company”), Restaurant Brands International Limited Partnership, a limited partnership organized under the laws of Ontario and a subsidiary of the Company (f/k/a New Red Canada Limited Partnership and New Red Canada Partnership) (“Partnership”), Blue Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Partnership (“Merger Sub”), and 8997900 Canada Inc., a corporation organized under the laws of Canada and a wholly-owned subsidiary of Partnership (“Amalgamation Sub”), Amalgamation Sub acquired all of the outstanding shares of Tim Hortons pursuant to a plan of arrangement under Section 192 of the Canada Business Corporations Act, which resulted in Tim Hortons becoming an indirect subsidiary of both the Company and Partnership (the “Arrangement”) and Merger Sub merged with and into Burger King Worldwide, with Burger King Worldwide surviving the merger as an indirect subsidiary of both the Company and Partnership (the “Merger” and, together with the Arrangement, the “Transactions”).

We are the sole general partner of Partnership, which is the indirect parent of Burger King Worldwide and Tim Hortons. As a result of our controlling interest, we consolidate the financial results of Partnership and record a noncontrolling interest for the portion of Partnership we do not own in our consolidated financial statements. Net income (loss) attributable to noncontrolling interests on the consolidated statements of operations presents the portion of earnings or loss attributable to the economic interest in Partnership owned by the holders of the noncontrolling interests. As sole general partner, we manage all of Partnership’s operations and activities in accordance with the partnership agreement of Partnership. We have established a conflicts committee composed entirely of “independent directors” (as such term is defined in the partnership agreement) in order to consent to, approve or direct various enumerated actions on behalf of the Company (in its capacity as the general partner of Partnership) in accordance with the terms of the partnership agreement.

Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is a successor issuer to Burger King Worldwide. On December 15, 2014, the Company’s common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange under the ticker symbol “QSR”. In addition, the Class B exchangeable limited partnership units of Partnership (the “Partnership exchangeable units”) are deemed to be registered under section 12(b) of the Exchange Act, and the Partnership is subject to the informational requirements of the Exchange Act and the rules and regulations promulgated thereunder. On December 15, 2014, the Partnership exchangeable units began trading on the Toronto Stock Exchange under the ticker symbol “QSP”.

Each of the Company and Partnership is a reporting issuer in each of the provinces and territories of Canada and, as a result, is subject to Canadian continuous disclosure and other reporting obligations under applicable Canadian securities laws. This Annual Report on Form 10-K constitutes the Company’s AIF for purposes of its Canadian continuous disclosure obligations under National Instrument 51-102 – Continuous Disclosure Obligations (“NI 51-102”). Pursuant to an application for exemptive relief made in accordance with National Policy 11-203 – Process for Exemptive Relief Applications in Multiple Jurisdictions, Partnership has received exemptive relief dated October 31, 2014 from the Canadian securities regulators. This exemptive relief exempts Partnership from the continuous disclosure requirements of NI 51-102, effectively allowing Partnership to satisfy its Canadian continuous disclosure obligations by relying on the Canadian continuous disclosure documents filed by the Company, for so long as certain conditions are satisfied. Among these conditions is a requirement that Partnership concurrently send to all holders of the Partnership exchangeable units all disclosure materials that the Company sends to its shareholders and a requirement that Partnership separately report all material changes in respect of Partnership that are not also material changes in respect of the Company.

All references to “$” or “dollars” in this report are to the currency of the United States unless otherwise indicated. All references to Canadian dollars or C$ are to the currency of Canada unless otherwise indicated.

Business

Company Overview

We are a Canadian corporation originally formed on August 25, 2014 to serve as the indirect holding company for Burger King Worldwide and its consolidated subsidiaries and for Tim Hortons and its consolidated subsidiaries. We are one of the world’s largest quick service restaurant (“QSR”) companies with over 19,000 restaurants in approximately 100 countries and U.S. territories as of December 31, 2014. Our Burger King and Tim Hortons brands have similar franchised business models with complementary daypart mixes.

Our Burger King Brand

Founded in 1954, the Burger King brand is the world’s second largest fast food hamburger restaurant (FFHR) chain as measured by total number of restaurants. As of December 31, 2014, we owned or franchised a total of 14,372 Burger King restaurants in approximately 100 countries and U.S. territories worldwide. Of these restaurants, 14,320 were franchised (99.6%) and 52 were company-owned.

Burger King restaurants are quick service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other affordably-priced food items. Burger King restaurants appeal to a broad spectrum of consumers, with multiple dayparts and product platforms appealing to different customer groups. During its 60 years of operating history, the Burger King brand has developed a scalable and cost-efficient QSR hamburger restaurant model that offers guests fast and delicious food.

Our Burger King (“BK”) business generates revenue from three sources: (1) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees, (2) property revenues from properties that we lease or sublease to franchisees and (3) retail sales at Company restaurants.

Our Tim Hortons Brand

Founded in 1964, the Tim Hortons brand is one of the largest restaurant chains in North America and the largest in Canada. As of December 28, 2014, we owned or franchised a total of 4,671 Tim Hortons restaurants, including 3,729 in Canada, 884 in the United States and 58 in the Gulf Cooperation Council or GCC states of United Arab Emirates, Qatar, Kuwait, Oman and Saudi Arabia. Of these restaurants, 4,658 were franchised (99.7%) and 13 were company-owned.

Tim Hortons restaurants are quick service restaurants with a menu that includes premium blend coffee, tea, espresso-based hot and cold specialty drinks, fresh baked goods, including donuts, Timbits, bagels, muffins, cookies and pastries, grilled paninis, classic sandwiches, wraps, soups and more.

Our Tim Hortons (“TH”) business generates revenue from four primary sources: (i) distribution sales exclusive to Tim Hortons franchisees related to our supply chain operations, including manufacturing, procurement, warehousing and distribution, (ii) property revenues from properties we lease or sublease to franchisees, (iii) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; and (iv) retail sales at Company restaurants.

Our Industry

Both of our brands operate in the QSR segment of the restaurant industry. In the United States and Canada, the QSR segment is the largest segment of the restaurant industry and has demonstrated growth over a long period of time. According to The NPD Group, Inc. (“NPD Group”), which prepares and disseminates CREST® data, QSR consumer spending in the United States and Canada totaled approximately $285 billion for the 12-month period ended November 2014.

Our Burger King brand operates in the FFHR category of the QSR segment. According to NPD Group, the FFHR category is the largest category in the QSR segment, generating consumer spending of $72.7 billion in the United States for the 12-month period ended November 2014, representing 28% of total QSR consumer spending. According to NPD Group, for the 12-month period ended November 2014, Burger King accounted for approximately 12% of total FFHR consumer spending in the United States.

Our Tim Hortons brand operates in the donut/coffee/tea category of the QSR segment. According to NPD Group, the donut/coffee/tea category generated customer spending of approximately $7.8 billion in Canada for the 12-month period ended November 2014, representing 33% of total QSR consumer spending. According to NPD Group, for the 12-month period ended November 2014, Tim Hortons accounted for 42% of the Canadian QSR segment and 87% of the donut/coffee/tea category of the Canadian QSR segment, in each case based on the number of guests served.

Our Business Strategy

We believe that we have created a financially strong company built upon a foundation of two strong, thriving, independent brands with significant global growth potential and the opportunity to be one of the most efficient franchised QSR operators in the world.

•	Accelerate Global Restaurant Growth. We believe there is an attractive opportunity to grow the Tim Hortons and Burger King brands around the world by expanding our presence in existing markets and entering new markets where the brands are not present today. This strategy has been executed over the past four years with the Burger King brand and led to a significant acceleration in restaurant growth. We plan to pursue a similar strategy at TH to grow the brand’s presence globally through partnerships with local restaurant operators as franchisees.

•	Enhance Guest Service and Experience at Our Restaurants. Integral to the success of our brands is our ability to satisfy our guests with positive experiences in our restaurants. We are focused on continuously improving our level of service through comprehensive training, improved restaurant operations, reimaged restaurants and appealing menu options. Satisfied guests are more likely to return to our restaurants, which we believe will ultimately drive increased sales and profitability for our franchisees.

•	Increase Restaurant Sales and Profitability. Restaurant sales and profitability are critical to the success of our franchise partners and our ability to grow our brands around the world. We believe that a focus on relevant menu innovation, compelling marketing communications, excellence in operations and investment in a modern image for our restaurant base will allow us to continue to grow the same store sales of our existing restaurants. We are also focused on growing franchisee profitability by leveraging our global scale and using data to benchmark performance and identify areas of focus for our teams.

•	Become the Most Efficient Franchised QSR Operator through a Constant Focus on Costs. We have achieved significant cost efficiencies at BK through a Zero Based Budgeting cost management system and expect to implement the same system at TH. We believe there are also opportunities to create synergies across the two brands by leveraging a global shared services platform and sharing of other non-brand dedicated functions such as finance, human resources, information technology, legal and others.

•	Preserve Rich Heritages of Both Brands and Share Best Practices. Both Burger King and Tim Hortons will continue to be managed as independent brands with separately managed franchisee relationships. TH will maintain its brand headquarters in Oakville, Ontario and continue to play a prominent role in local communities through its work with certain charities such as the Tim Hortons Children’s Foundation and the Timbits Minor Sports Program. The Burger King brand was founded in Miami 60 years ago, and BK will maintain its brand headquarters in Miami, Florida and continue to be an active contributor to its local communities with a particular emphasis on education through the Burger King McClamore Foundation. The brands will share and leverage certain best practices and over time we expect the benefit of this sharing will accrue to both.

Our Global Restaurant Operations

Operating Segments

Our business consisted of five segments at December 31, 2014. Our TH business is managed in one segment and our BK business is managed in four distinct geographic segments: (1) United States and Canada (“BK – U.S. and Canada”); (2) Europe, the Middle East and Africa (“BK – EMEA”); (3) Latin America and the Caribbean (“BK – LAC”); and (4) Asia Pacific (“BK – APAC”). Additional financial information about segments can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The table below sets forth our restaurant portfolio by segment for the periods indicated. Tim Hortons historical pre-combination figures are shown for informational purposes only.

	December 31, 2014	December 31, 2013	December 31, 2012
Number of Company restaurants:
BK - U.S. & Canada	52	52	183
BK - EMEA	—	—	132
BK - Latin America	—	—	100
BK - APAC	—	—	3
TH	13	16	22

Total Company restaurants	65	68	440

Number of franchise restaurants:
BK - U.S. & Canada	7,354	7,384	7,293
BK - EMEA	3,802	3,450	2,989
BK - Latin America	1,698	1,550	1,290
BK - APAC	1,466	1,231	1,007
TH	4,658	4,469	4,242

Total franchise restaurants	18,978	18,084	16,821

Number of system-wide restaurants:
BK - U.S. & Canada	7,406	7,436	7,476
BK - EMEA	3,802	3,450	3,121
BK - Latin America	1,698	1,550	1,390
BK - APAC	1,466	1,231	1,010
TH	4,671	4,485	4,264

Total system-wide restaurants	19,043	18,152	17,261

Of the total number of Burger King restaurants as of December 31, 2014, 51.5% were located in the U.S. and Canada and 48.5% were located in our international markets. Since 2010, the Burger King brand has increased annual net restaurant growth by approximately four times, reaching 705 net new units in 2014 from 173 new units in 2010 and making it one of the fastest growing QSRs in the world.

As part of our international growth strategy for the Burger King brand, we have created strategic master franchise joint ventures in a number of markets across EMEA, APAC and LAC and received a meaningful minority equity stake in each joint venture. We have also entered into master franchise and development agreements in a number of markets across EMEA, APAC and LAC with well-capitalized partners supported by strong local management teams. Our partners are willing to make substantial upfront equity commitments and agree to aggressive development targets. We will continue to evaluate opportunities to accelerate development of our Burger King brand, including through the establishment of master franchises with exclusive development rights and joint ventures with new and existing franchisees. We believe there are significant growth opportunities throughout EMEA, LAC and APAC.

Of the total number of Tim Hortons restaurants as of December 31, 2014, 79.8% were located in Canada, 18.9% in the U.S. and 1.3% in the GCC. In the U.S., Tim Hortons restaurants are located in 18 states, concentrated in the Northeast in New York and Maine, and in the Midwest in Michigan, Ohio and Pennsylvania. In Canada, Tim Hortons typically retains a controlling interest in the real estate for system restaurants that it develops by either owning the land and building, leasing the land and owning the building, or leasing both the land and building. Tim Hortons owns, rather than leases, the land underlying a higher percentage of its restaurants in the U.S. than in Canada.

Historically, international activities have not contributed significantly to Tim Hortons financial results. We intend to leverage our master franchise joint venture model, network of global partners and experienced global development teams to substantially accelerate Tim Hortons international growth over time and help bring this iconic Canadian brand to the rest of the world.

Advertising and Promotions

In general, franchisees fund substantially all of the marketing programs for our Burger King and Tim Hortons brands by making contributions ranging from 3.5% to 5.0% of gross sales to advertising funds that we manage. Advertising contributions are used to pay for expenses relating to marketing, advertising and promotion, including market research, production, advertising costs, sales promotions and other support functions for the respective brands.

We manage the advertising funds for both of our brands in the U.S. and Canada, as well as in other markets where Burger King Worldwide has historically operated Company restaurants. However, in many of BK’s international markets, including the markets managed by master franchisees, franchisees make contributions into franchisee-managed advertising funds. As part of our global marketing strategy, we provide Burger King franchisees with advertising support and guidance in order to deliver a consistent global brand message.

Product Development

New product development is a key driver of the long-term success for both of our brands. We believe the development of new products can drive traffic by expanding our customer base, allow restaurants to expand into new day parts, and continue to build brand leadership in food quality and taste. Product innovation begins with an intensive, data-driven research and development process that analyzes potential new menu items, including extensive consumer testing and ongoing analysis of the economics of food cost, margin and final price point.

In 2014, our Burger King brand adopted a new strategy of launching fewer, more impactful products to simplify in-restaurant operations and reduce waste, focus the innovation pipeline and spend media dollars more wisely in a few high-impact areas. We believe that the disciplined and consistent execution of this strategy, complemented by compelling value offerings, will be the key to building on this momentum in 2015.

A core strategy and success for our Tim Hortons brand is a strong pipeline of differentiated innovation. In 2014, Tim Hortons innovation successes included Dark Roast Coffee (our first new blend in 50 years), the Crispy Chicken Sandwich and side offerings to increase combo sales. In 2015, we plan to continue to focus on offerings that expand our daypart and combo penetration, while streamlining restaurant execution and complexity.

Operations Support

Our operations strategy is designed to deliver best-in-class restaurant operations by Burger King and Tim Hortons franchisees and improve friendliness, cleanliness, speed of service and overall guest satisfaction to drive long-term growth. Both of our brands have uniform operating standards and specifications relating to product quality, cleanliness and maintenance of the premises. In addition, Burger King and Tim Hortons restaurants are required to be operated in accordance with quality assurance and health standards which each brand has established, as well as standards set by applicable governmental laws and regulations. Each franchisee typically participates in initial and ongoing training programs to learn all aspects of operating a Tim Hortons or Burger King restaurant in accordance with each brand’s operating standards.

Manufacturing, Supply and Distribution

In general, we approve the manufacturers of the food, packaging and equipment products and other products used in our Burger King and Tim Hortons restaurants. We have a comprehensive supplier approval process, which requires all products to pass our quality standards and the supplier’s manufacturing process and facilities to pass on-site food safety inspections. Our franchisees are required to purchase substantially all food and other products from approved suppliers and distributors.

All of the products used in our Burger King restaurants are sourced from third-party suppliers. Tim Hortons products are sourced from a combination of third-party suppliers and our own manufacturing facilities. We operate two wholly-owned coffee roasting facilities in Rochester, New York and Hamilton, Ontario where we blend all of the coffee for our Tim Hortons restaurants to protect the proprietary blend of our premium restaurant coffee and, where practical, for our take home, packaged coffee. Our fondant and fills manufacturing facility produces, and is the sole supplier of, the ready-to-use glaze and certain fondants and fills which are used in connection with a number of Tim Hortons products. We are required to purchase all of our donuts and Timbits from a single supplier until early 2016. In general, subject to the supplier’s early termination right if we breach our purchase obligations, we have the right to purchase from this supplier until 2017, allowing sufficient flexibility to secure alternative means of supply, if necessary.

We sell most other raw materials and supplies, including coffee, sugar, paper goods and other restaurant supplies, to Tim Hortons restaurants. We purchase those raw materials from multiple suppliers and generally have alternative sources of supply for each. While we have multiple suppliers for coffee from various coffee-producing regions, the available supply and price for high-quality coffee beans can fluctuate dramatically. Accordingly, we monitor world market conditions for green (unroasted) coffee and contract for future supply volumes to obtain expected requirements of high quality coffee beans at acceptable prices.

Our TH business has significant supply chain operations, including procurement, warehousing and distribution, to supply paper and dry goods to a substantial majority of our Canadian restaurants, and procure and supply frozen baked goods and some refrigerated products to most of our Ontario and Quebec restaurants. We act as a distributor to Tim Hortons restaurants in Canada through five distribution centers located in Canada. We own or lease a significant number of trucks and trailers that regularly deliver to most of our Canadian restaurants. In the U.S., we supply similar products to system restaurants through third-party distributors.

Restaurant Services, Inc. (“RSI”) is the purchasing agent for the Burger King system in the United States and negotiates the purchase terms for most equipment, food, beverages (other than branded soft drinks) and other products used in Burger King restaurants. RSI is also authorized to purchase and manage distribution services on behalf of most of the Burger King restaurants in the United States. As of December 31, 2014, four distributors serviced approximately 89% of U.S. system restaurants and the loss of any one of these distributors would likely adversely affect our business.

In 2000, Burger King Corporation entered into long-term exclusive contracts with The Coca-Cola Company and Dr Pepper/Snapple, Inc. to supply Burger King restaurants with their products and which obligate restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of December 31, 2014, we estimate that it will take approximately 17 years to complete the Coca-Cola and Dr Pepper/Snapple, Inc. purchase commitments. If these agreements were terminated, we would be obligated to pay an aggregate amount equal to approximately $545 million as of December 31, 2014 based on an amount per gallon for each gallon of soft drink syrup remaining in the purchase commitments, interest and certain other costs.

In 2014, Tim Hortons entered into an agreement with a supplier requiring minimum purchase obligations, within the normal course of operations. As of December 31, 2014, there is a minimum purchase obligation of approximately $92 million remaining over a five year term.

Franchise Agreements and Other Arrangements

General. We grant franchises to operate restaurants using Burger King and Tim Hortons trademarks, trade dress and other intellectual property, uniform operating procedures, consistent quality of products and services and standard procedures for inventory control and management. For each franchise restaurant, we generally enter into a franchise agreement covering a standard set of terms and conditions. Recurring fees consist of periodic royalty and advertising payments. Franchisees report gross sales on a monthly or weekly basis and pay royalties based on gross sales.

Franchise agreements are not assignable without our consent. Our Burger King franchise agreements generally have a right of first refusal if a franchisee proposes to sell a restaurant, and our Tim Hortons franchise agreements grant us the right to reacquire a restaurant under certain circumstances. Defaults (including non-payment of royalties or advertising contributions, or failure to operate in compliance with our standards) can lead to termination of the franchise agreement.

U.S. and Canada. In the U.S. and Canada, we (or in the case of the Burger King brand in Canada, our master franchisee) typically enter into a separate franchise agreement for each Burger King or Tim Hortons restaurant. In Canada, we have not granted exclusive or protected areas or territories to any Tim Hortons franchisees, while we have granted exclusive development and subfranchising rights to a Burger King franchisee for Canada. As part of its development approach in the U.S., Tim Hortons has granted limited exclusivity rights in a specific area to a franchisee in connection with area development agreements where that owner is investing its own capital to develop restaurants. We expect to enter into similar arrangements in the U.S. in 2015.

The typical Burger King franchise agreement in the U.S. and Canada has a 20-year term (for both initial grants and renewals of franchises) and contemplates a one-time franchise fee which must be paid in full before the restaurant opens for business, or in the case of renewal, before expiration of the current franchise term. Subject to the incentive programs described below, most new Burger King franchise restaurants pay a royalty of 4.5% in the U.S. Most new Burger King franchise restaurants in Canada pay a royalty of 4.0% to our master franchisee.

Tim Hortons franchisees operate under several types of license agreements, with a typical term for a standard restaurant of 10 years plus renewal period(s) of approximately 10 years in the aggregate. For new arrangements and renewals, Tim Hortons franchisees who lease land and/or buildings from us typically pay a royalty of 3.0% to 4.5% of weekly restaurant gross sales. Under a separate lease or sublease, Tim Hortons franchisees typically pay monthly rent based on a percentage (usually 8.5% to 10.0%) of monthly gross sales. Where the franchisee either owns the premises or leases it from a third party, the royalty is typically increased. In addition, the royalty rates under license agreements entered into in connection with non-standard restaurants, including self-serve kiosks and strategic alliances with third parties, may vary from those described above and are negotiated on a case-by-case basis.

For new Tim Hortons franchisees in Canada, we often enter into operator agreements, in which the operator acquires the right to operate a Tim Hortons restaurant, but we continue to be the owner of the equipment, signage and trade fixtures. Such arrangements usually require the operator to pay approximately 20% of the restaurant’s weekly gross sales to us. These operators also make the required contributions to our advertising funds, described above. In any such arrangement, the agreement provides that we and the operator each have the option to terminate the agreement upon 30 days’ notice.

In an effort to improve the image of our restaurants in the United States, we offered Burger King franchisees in the U.S. reduced up-front franchise fees and limited-term royalty and advertising fund rate reductions to remodel restaurants to our modern image during 2013 and 2014. These limited-term incentive programs are expected to negatively impact our effective royalty rate until 2021. However, we expect this impact to be partially mitigated as we will also be entering into new franchise agreements for Burger King restaurants in the United States with a 4.5% royalty rate.

International. Historically, we entered into franchise agreements for each Burger King restaurant in our international markets with up-front franchise fees and monthly royalties and advertising contributions each of up to 5% of gross sales. However, as part of our international growth strategy, we have increasingly entered into master franchise agreements or development agreements that grant franchisees exclusive development rights and, in some cases, require them to provide support services to other franchisees in their markets. The up-front franchise fees and royalty rate paid by master franchisees vary from country to country, depending on the facts and circumstances of each market. We have agreements with Apparel FZCO for the development and operation of Tim Hortons restaurants in the GCC. Under these agreements, Apparel pays us up-front franchise fees upon the opening of each location, monthly royalties and distribution fees for the sale of products and equipment.

Franchise Restaurant Leases. We leased or subleased 1,891 properties to Burger King franchisees and 3,518 properties to Tim Hortons franchisees as of December 31, 2014 pursuant to separate lease agreements with these franchisees. For properties that we lease from third-party landlords and sublease to franchisees, our leases generally provide for fixed rental payments and may provide for contingent rental payments based on a restaurant’s annual gross sales. Franchisees who lease land only or land and building from us do so on a “triple net” basis. Under these triple net leases, the franchisee is obligated to pay all costs and expenses, including all real property taxes and assessments, repairs and maintenance and insurance.

Intellectual Property

We own valuable intellectual property relating to our Burger King and Tim Hortons brands, including trademarks, service marks, patents, copyrights, trade secrets and other proprietary information. We have established the standards and specifications for most of the goods and services used in the development, improvement and operation of our Burger King and Tim Hortons restaurants. These proprietary standards, specifications and restaurant operating procedures are our trade secrets. Additionally, we own certain patents of varying duration relating to equipment used in Burger King restaurants.

As of December 31, 2014, we owned 4,497 Burger King trademark and service mark registrations and applications and approximately 1,062 domain name registrations around the world, some of which are of material importance to our BK business. As of December 31, 2014, we owned 358 Tim Hortons trademark and service mark registrations and applications and 536 domain name registrations around the world, some of which are of material importance to our TH business.

Competition

Our Burger King and Tim Hortons brands compete in the United States, Canada and internationally with many well-established food service companies on the basis of product choice, quality, affordability, service and location. Our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises. In the FFHR industry our principal competitors are McDonald’s and Wendy’s, as well as regional hamburger restaurant chains, such as Carl’s Jr., Jack in the Box and Sonic. Tim Hortons competitors range from small local independent operators to well-capitalized national and regional chains, such as Dunkin’ Donuts, McDonald’s, Panera Bread, Starbucks, Subway and Wendy’s. We also compete for consumer dining dollars with national, regional and local (i) quick service restaurants that offer alternative menus, (ii) casual and “fast casual” restaurant chains and (iii) convenience stores and grocery stores. Additionally, Tim Hortons competes with alternative methods of brewed coffee for home use.

The restaurant industry has few barriers to entry, and therefore new competitors may emerge at any time.

Government Regulations and Affairs

        General. As manufacturers and distributors of food products, we and our franchisees are subject to licensing and regulation by federal, state, provincial, and/or municipal departments relating to the environment, health, food preparation, sanitation and safety standards and, for our distribution business, traffic and transportation regulations; federal, provincial, and state labor laws (including applicable minimum wage requirements, temporary foreign workers, overtime, working and safety conditions and employment eligibility requirements); federal, provincial, and state laws prohibiting discrimination; federal, provincial, state and local tax laws and regulations; and, other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990, the Accessibility for Ontarians with Disabilities Act and similar Canadian federal and provincial legislation that can have a significant impact on our franchisees and our performance. These regulations include food safety regulations, including supervision by the U.S. Food and Drug Administration and its international equivalents, which govern the manufacture, labeling, packaging and safety of food. In addition, we are or may become subject to legislation or regulation seeking to tax and/or regulate high-fat, high-calorie and high-sodium foods, particularly in the United States, Canada, the United Kingdom and Spain. Certain counties, states and municipalities have approved menu labeling legislation that requires restaurant chains to provide caloric information on menu boards, and menu labeling legislation has also been adopted on the federal level.

U.S. and Canada. We and our franchisees are subject to U.S. and Canadian laws affecting the operation of their restaurants and their business. Each Burger King and Tim Hortons restaurant must comply with licensing requirements and regulations by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the jurisdiction in which the restaurant is located. We and our franchisees are also subject to laws governing union organizing, working conditions, work authorization requirements, health insurance, overtime and wages.

In the U.S., we are subject to federal franchising laws adopted by the U.S. Federal Trade Commission (FTC”). In addition, a number of states in the U.S., and the provinces of Ontario, Alberta, Prince Edward Island, Manitoba and New Brunswick, have enacted or are in the final stages of enacting legislation that affects companies involved in franchising. Much of the legislation and rules adopted have been aimed at providing detailed disclosure to a prospective franchisee, duties of good faith as between the franchisor and the franchisee, and/or periodic registration by the franchisor with applicable regulatory agencies. Additionally, some U.S. states have enacted or are considering enacting legislation that governs the termination or non-renewal of a franchise agreement and other aspects of the franchise relationship.

International. Internationally, we and our franchisees are subject to national and local laws and regulations that often are similar to those affecting them and their franchisees in the U.S. and Canada, including laws and regulations concerning franchising, zoning, health, safety, sanitation, and building and fire code. We and our franchisees are also subject to a variety of tariffs and regulations on imported commodities and equipment and laws regulating foreign investment.

Environmental Matters

We and our franchisees are subject to various federal, state, provincial and local environmental regulations. Various laws concerning the handling, storage and disposal of hazardous materials and restaurant waste and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations and the operations of our franchisees; however, compliance with applicable environmental regulations is not believed to have a material effect on capital expenditures, financial condition, results of operations, or our competitive position. Increased focus by U.S. and overseas governmental authorities on environmental matters is likely to lead to new governmental initiatives, particularly in the area of climate change. To the extent that these initiatives caused an increase in our supplies or distribution costs, they may impact our business both directly and indirectly. Furthermore, climate change may exacerbate adverse weather conditions, which could adversely impact our operations and/or increase the cost of our food and other supplies in ways that we cannot predict at this time.

Seasonal Operations

Our BK and TH businesses are moderately seasonal. Our Burger King and Tim Hortons restaurant sales are typically higher in the spring and summer months when weather is warmer than in the fall and winter months. Our restaurant sales are typically lowest during the winter months, which include February, the shortest month of the year. Furthermore, adverse weather conditions can have material adverse effects on restaurant sales. The timing of holidays may also impact restaurant sales. Because our businesses are moderately seasonal, results for any one quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Our Employees

As of December 31, 2014, we had approximately 4,600 employees in our restaurant support centers, regional offices, distribution centers, manufacturing facilities, field operations and Company restaurants. Our franchisees are independent business owners so their employees are not our employees and therefore are not included in our employee count.

Available Information

We make available free of charge on or through the Investor Relations section of our internet website at www.rbi.com, all materials that we file electronically with the Securities and Exchange Commission (the “SEC”), including this report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronically filing or furnishing such material with the SEC and with the Canadian Securities Administrators. This information is also available at www.sec.gov, an internet site maintained by the SEC that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, and under our profile on the System for Electronic Document Analysis and Retrieval (“SEDAR”) at www.sedar.com, a website maintained by the Canadian Securities Administrators. The material may also be read and copied by visiting the Public Reference Room of the SEC at 100 F. Street, NE, Washington, D.C. 20549. Information on the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330. The references to our website address, the SEC’s website address and the website maintained by the Canadian Securities Administrators do not constitute incorporation by reference of the information contained in these websites and should be not considered part of this document.

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Executive Officers, Code of Conduct for Directors and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board of Directors are posted on the Investor Relations section of our website, www.rbi.com.

Our principal executive offices are located at 874 Sinclair Road, Oakville, ON, Canada (905) 845-6511.

Item 1A.	Risk Factors

Risks Related to our Business

Our success depends on our ability to compete with our major competitors, many of which may have greater resources than we do.

The restaurant industry is intensely competitive and we compete in the United States, Canada and internationally with many well-established food service companies that compete on the basis of product choice, quality, affordability, service and location. Our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises. Furthermore, the restaurant industry has few barriers to entry, and therefore new competitors may emerge at any time.

For our Burger King and Tim Hortons brands, our principal competitors are McDonald’s, Wendy’s, Starbucks, Subway, Dunkin Donuts and Panera Bread as well as, in the case of our Burger King brand, regional hamburger restaurant chains, such as Carl’s Jr., Jack in the Box and Sonic. To a lesser extent, our Burger King and Tim Hortons brands also compete for consumer dining dollars with national, regional and local (i) quick service restaurants that offer alternative menus, (ii) casual and “fast casual” restaurant chains, and (iii) convenience stores and grocery stores.

Our ability to compete will depend on the success of our plans to improve existing products, to develop and roll-out new products and product line extensions, to effectively respond to consumer preferences and to manage the complexity of restaurant operations as well as the impact of our competitors’ actions. Some of our competitors have substantially greater financial resources, higher revenues and greater economies of scale than we do. These advantages may allow them to (1) react to changes in pricing, marketing and the quick service restaurant segment in general more quickly and more effectively than we can, (2) rapidly expand new product introductions, (3) spend significantly more on advertising, marketing and other promotional activities than we do, which may give them a competitive advantage through higher levels of brand awareness among consumers and (4) devote greater resources to accelerate their restaurant remodeling efforts. Moreover, certain of our major competitors have completed the reimaging of a significant percentage of their store base. These competitive advantages arising from greater financial resources and economies of scale may be exacerbated in a difficult economy, thereby permitting our competitors to gain market share. If we are unable to maintain our competitive position, we could experience lower demand for products, downward pressure on prices, reduced margins, an inability to take advantage of new business opportunities, a loss of market shares, and an inability to attract qualified franchisees in the future.

Economic conditions have, and may continue to, adversely affect consumer discretionary spending which could negatively impact our business and operating results.

We believe that our sales, guest traffic and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels, the availability of discretionary income and, ultimately, consumer confidence. A protracted economic slowdown, increased unemployment and underemployment of our customer base, decreased salaries and wage rates, increased energy prices, inflation, foreclosures, rising interest rates or other industry-wide cost pressures adversely affect consumer behavior by weakening consumer confidence and decreasing consumer spending for restaurant dining occasions. During recessionary periods, as a result of these factors we may experience reduced revenues and sales deleverage, spreading fixed costs across a lower level of sales and causing downward pressure on our profitability. These factors may also reduce sales at franchise restaurants, resulting in lower royalty payments from franchisees.

Our substantial leverage and obligations to service our debt and preferred shares could adversely affect our business.

As of December 31, 2014, we had aggregate outstanding indebtedness of $10,042.9 million, including a senior secured term loan facility in an aggregate principal amount of $6,750.0 million, senior secured second lien notes in an aggregate principal amount of up to $2,250.0 million and notes originally issued by Tim Hortons in the aggregate principal amount of $1,044.8 million. As of December 31, 2014, we also had outstanding 68.5 million Class A 9.0% cumulative compounding perpetual voting preferred shares entitling the holders thereof to receive cumulative cash dividends at an annual rate of 9.0% on the amount of the purchase price per preferred share, payable quarterly in arrears and potentially to receive make-whole dividend payments. Subject to restrictions set forth in these instruments, we may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage.

Our substantial leverage could have important potential consequences, including, but not limited to:

•	increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

•	requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, joint ventures, product research, dividend share repurchases and development or other corporate purposes;

•	increasing our vulnerability to, and limiting our flexibility to plan for, or react to, changes in our business and the competitive environment and the industry in which we operate;

•	increasing our vulnerability to a downgrade of our credit rating, which could adversely affect our cost of funds, liquidity and access to capital markets;

•	placing us at a competitive disadvantage as compared to our competitors, to the extent that they are not as highly leveraged;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	exposing us to the risk of increased interest rates as borrowings under our credit facilities are subject to variable rates of interest;

•	making it more difficult for us to repay, refinance or satisfy our obligations with respect to our debt;

•	limiting our ability to borrow additional funds in the future and increasing the cost of any such borrowing; and

•	exposing us to risks related to fluctuations in foreign currency as we earn profits in a variety of currencies around the world and our debt is denominated in U.S. dollars.

There is no assurance that we will generate cash flow from operations or that future debt or equity financings will be available to us to enable us to pay our indebtedness or dividends on the preferred shares or to fund other needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. There is no assurance that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our financial condition.

We are subject to restrictive debt covenants, which limit our ability to take certain actions and perform certain corporate functions.

The terms of our indebtedness include a number of restrictive covenants that, among other things, limit our ability to:

•	incur additional indebtedness or guarantee indebtedness;

•	pay dividends on, repurchase or make distributions in respect of capital stock;

•	make investments or acquisitions;

•	create liens or use assets as security in other transactions;

•	consolidate, merge, sell or otherwise dispose of substantially all of our or our subsidiaries’ assets;

•	enter into agreements restricting the ability to pay dividends or make other intercompany transactions;

•	enter into transactions with affiliates; and

•	prepay certain kinds of indebtedness.

We cannot assure you that any of these limitations will not hinder our ability to finance future operations and capital needs and our ability to pursue business opportunities and activities that may be in our interest. In addition, our ability to comply with these covenants and restrictions may be affected by events beyond our control.

A breach of the covenants under our indebtedness could result in an event of default under the applicable agreement. Such a default could allow the holders of such indebtedness to accelerate the repayment of such debt and may result in the acceleration of the repayment of any other debt to which cross-acceleration or cross-default provision applies. In addition, an event of default under our senior secured credit facilities would also permit the lenders thereunder to terminate all other commitments to extend additional credit under the senior secured credit facilities.

Furthermore, if we were unable to repay the amounts due under our secured indebtedness, the holders of such indebtedness could proceed against the collateral that secures such indebtedness. In the event our creditors accelerate the repayment of our indebtedness, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

The terms of our indebtedness and preferred shares are subject to mandatory redemption or repayment upon a change of control, and such terms could have the effect of delaying or preventing a future change of control.

In connection with any future change of control of the Company, subject to important exceptions contained therein, (i) the terms of the credit agreement governing the senior secured term loan facility and the senior secured revolving credit facility will require repayment by the Company in the event of a change of control; (ii) the indenture governing the senior secured second lien notes will require the issuer thereof to make an offer to repurchase the notes in connection with a change of control; and (iii) the terms of the preferred shares will require, if requested by the holders of not less than a majority of the outstanding preferred shares, the preferred shares to be redeemed in full by the Company as a result of a change of control. In addition, other existing or future indebtedness of the Company may also be subject to mandatory repurchase or repayment upon a future change of control. Accordingly, a future change of control of the Company would require these and possibly other obligations to become subject to repurchase, repayment and/or redemption. In any such event, the Company may not have sufficient resources to repurchase, repay and redeem these obligations, as applicable. Moreover, if such financing is required to be repurchased, repaid or redeemed, other third-party financing may be required in order to provide the funds necessary for the Company to satisfy such obligations, and the Company may not be able to obtain such additional financing on terms favorable to it or at all.

Any of these provisions may also discourage a potential acquirer from proposing or completing a transaction that may otherwise have presented a premium to the Company’s shareholders.

Our fully franchised business model presents a number of disadvantages and risks.

Substantially all Burger King and Tim Hortons restaurants are owned and operated by franchisees. Under our fully franchised business model, our future prospects depend on (1) our ability to attract new franchisees for both of our brands that meet our criteria and (2) the willingness of franchisees to open restaurants in existing and new markets. There can be no assurance that we will be able to identify franchisees who meet our criteria, or if we identify such franchisees, that they will successfully implement their expansion plans.

Our fully franchised business model presents a number of other drawbacks, such as limited influence over franchisees and reliance on franchisees to implement major initiatives, limited ability to facilitate changes in restaurant ownership, limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings and inability or unwillingness of franchisees to participate in our strategic initiatives.

Our principal competitors that have a significantly higher percentage of company-operated restaurants than we do may have greater influence over their respective restaurant systems and greater ability to implement operational initiatives and business strategies, including their marketing and advertising programs.

Our operating results are closely tied to the success of our franchisees; however, our franchisees are independent operators and we have limited influence over their restaurant operations.

We receive revenues in the form of royalties, fees and other amounts from our franchisees. As a result, our operating results are closely tied to the success of our franchisees. However, our franchisees are independent operators and we cannot control many factors that impact the profitability of their restaurants. If sales trends or economic conditions worsen for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures, delayed or reduced payments to us of royalties, advertising contributions, rents and, in the case of the Tim Hortons brand, food and supplies, and an inability for such franchisees to obtain financing to fund development, restaurant remodels or equipment initiatives on acceptable terms or at all. Furthermore, franchisees may not be willing or able to renew their franchise agreements with us due to low sales volumes, or high real estate costs, or may be unable to renew due to the failure to secure lease renewals. If our franchisees fail to renew their franchise agreements, our royalty revenues may decrease which in turn could materially and adversely affect our business and operating results.

A franchisee bankruptcy could have a substantial negative impact on our ability to collect payments due under such franchisee’s franchise agreements and, if applicable, lease agreements with us. In a U.S. or Canadian franchisee bankruptcy, the debtor in possession or bankruptcy trustee may reject its franchise arrangements under applicable bankruptcy law, in which case there would be no further royalty payments, rent payments or, in the case of the Tim Hortons brand, payments for products and supplies from such franchisee, and there can be no assurance as to the proceeds, if any, that may ultimately be recovered in a bankruptcy proceeding of such franchisee in connection with a damage claim resulting from such rejection.

Under our franchise agreements, we can, among other things, mandate menu items, signage, equipment, hours of operation and value menu, establish operating procedures and approve suppliers, distributors and products. However, the quality of franchise restaurant operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or standards set by applicable law. In addition, franchisees may not hire and train qualified managers and other restaurant personnel. Any operational shortcoming of a Burger King or Tim Hortons franchise restaurant is likely to be attributed by guests to the entire brand, thus damaging the brand’s reputation and potentially affecting our revenues and profitability. While we ultimately can take action to terminate franchisees that do not comply with the standards contained in our franchise agreements and our operating standards, we may not be able to identify problems and take action quickly enough and, as a result, our image and reputation may suffer, and our franchise revenues and results of operations could decline.

Our operating results depend on the effectiveness of our marketing and advertising programs and the successful development and launch of new products.

Our revenues are heavily influenced by brand marketing and advertising and by our ability to develop and launch new and innovative products and product extensions. Our marketing and advertising programs may not be successful or we may fail to develop commercially successful new products, which may lead us to fail to attract new guests and retain existing guests. If our marketing and advertising programs are unsuccessful or if we fail to develop commercially successful new products, our results of operations could be materially and adversely affected. Moreover, because franchisees and non-franchise restaurants contribute to our advertising fund based on a percentage of their gross sales, our advertising fund expenditures are dependent upon sales volumes at system-wide restaurants. If system-wide sales decline, there will be a reduced amount available for our marketing and advertising programs. In addition, we have emphasized certain value offerings in our marketing and advertising programs to drive traffic at our stores. The disadvantage of value offerings is that the low-price offerings may condition our guests to resist higher prices in a more favorable economic environment.

Franchisee support for our marketing and advertising programs is critical for our long-term success.

The support of our franchisees is critical for the success of our marketing and advertising programs and any new capital intensive or other strategic initiatives that we seek to undertake, and the successful execution of these initiatives will depend on our ability to maintain alignment with our franchisees. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we will need the active support of our franchisees if the implementation of these initiatives is to be successful. In addition, efforts to build alignment with franchisees may result in a delay in the implementation of planned marketing and advertising programs and other key initiatives. Franchisees may not continue to support our marketing programs and strategic initiatives. The failure of these franchisees to support our marketing programs and strategic initiatives could adversely affect our ability to implement our business strategy and could materially harm our business, results of operations and financial condition.

The success of our Tim Hortons brand depends substantially on the performance of our Canadian business.

The financial performance of our Tim Hortons brand is highly dependent on the performance of the restaurants in Canada, which accounted for the substantial majority of its revenues and operating income in 2014. Accordingly, any substantial or sustained decline in Tim Hortons Canadian business or the value of the Canadian dollar would materially and adversely affect our financial results.

Our future growth and profitability will depend on our ability to successfully accelerate international development with strategic partners and joint ventures.

We believe that the future growth and profitability of both of our brands will depend on our ability to successfully accelerate international development with strategic partners and joint ventures in new and existing international markets. New markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. As a result, new restaurants in those markets may have lower average restaurant sales than restaurants in existing markets and may take longer than expected to reach target sales and profit levels (or may never do so). We will need to build brand awareness in those new markets we enter through advertising and promotional activity, and those activities may not promote our brands as effectively as intended, if at all.

For the past four years, Burger King Worldwide has used a master franchise development model, which in markets with strong growth potential includes participating in strategic joint ventures with little to no upfront investment, to accelerate international growth. We plan to use a similar strategy with the Tim Hortons brand to grow the brand’s presence globally through partnerships with local restaurant operators as franchisees. These new arrangements may give our joint venture and/or master franchise partners the exclusive right to develop and manage our restaurants in a specific country or countries. A joint venture partnership involves special risks, such as our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with those of the joint venture or us, or our joint venture partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Our master franchise arrangements present similar risks and uncertainties. We cannot control the actions of our joint venture partners or master franchisees, including any nonperformance, default or bankruptcy of joint venture partners or master franchisees. In addition, the termination of an arrangement with a master franchisee or a lack of expansion by certain master franchisees could result in the delay or discontinuation of the development of franchise restaurants, or an interruption in the operation of our brand in a particular market or markets. We may not be able to find another operator to resume development activities in such market or markets. Any such delay, discontinuation or interruption could materially and adversely affect our business and operating results.

While we believe that our joint venture and master franchise arrangements provide us with experienced local business partners in foreign countries, events or issues, including disagreements with our partners, may occur that require attention of our senior executives and may result in expenses or losses that erode the profitability of our international operations.

In addition, the U.S. Foreign Corrupt Practices Act, the Corruption of Foreign Public Officials Act (Canada) and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. Despite our compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from reckless or negligent acts committed by our employees, agents, joint venture partners or franchisees. Violations of these laws, or allegations of such violations, may have a negative effect on our results of operations, financial condition and reputation.

Sub-franchisees could take actions that could harm our business and that of our master franchisees.

Our business model contemplates us entering into agreements with master franchisees that permit the master franchisee to develop and operate restaurants in defined geographic areas. As permitted by our current master franchise agreements, certain master franchisees may elect to sub-franchise rights to develop and operate Burger King restaurants in the geographic area covered by the master franchise agreement. Our master franchise agreements contractually obligate our master franchisees to operate their restaurants in accordance with specified operations, safety and health standards and also require that any sub-franchise agreement contain similar requirements. However, we are not party to the agreements with the sub-franchisees and, as a result, are dependent upon our master franchisees to enforce these standards with respect to sub-franchised restaurants. As a result, the ultimate success and quality of any sub-franchised restaurant rests with the master franchisee and the sub-franchisee. If sub-franchisees do not successfully operate their restaurants in a manner consistent with required standards, franchise fees and royalty income paid to the applicable master franchisee and ultimately to us could be adversely affected, and our brand image and reputation may be harmed, which could materially and adversely affect our business and operating results. We intend to enter into similar agreements with master franchisees for the Tim Hortons brand.

Our international operations subject us to additional risks and costs and may cause our profitability to decline.

As of December 31, 2014 our revenues from operations outside of the United States represented 47.3% of total revenues and we intend to continue the expansion of our international operations. As a result, our business is increasingly exposed to risks inherent in foreign operations. These risks, which can vary substantially by market, are described in many of the risk factors discussed in this section and include the following:

•	governmental laws, regulations and policies adopted to manage national economic conditions, such as increases in taxes, austerity measures that impact consumer spending, monetary policies that may impact inflation rates and currency fluctuations;

•	the risk of single franchisee markets and single distributor markets;

•	the risk of markets in which we have granted exclusive development and subfranchising rights;

•	the effects of legal and regulatory changes and the burdens and costs of our compliance with a variety of foreign laws;

•	changes in the laws and policies that govern foreign investment and trade in the countries in which we operate;

•	risks and costs associated with political and economic instability, corruption, anti-American sentiment and social and ethnic unrest in the countries in which we operate;

•	the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations and the enforceability of contract rights and intellectual property rights;

•	risks arising from the significant and rapid fluctuations in currency exchange markets and the decisions and positions that we take to hedge such volatility;

•	changing labor conditions and difficulties in staffing the international operations of our franchisees;

•	the impact of labor costs on our franchisees’ margins given our labor-intensive business model and the long-term trend toward higher wages in both mature and developing markets and the potential impact of union organizing efforts on day-to-day operations of our restaurants; and

•	the effects of increases in the taxes we pay and other changes in applicable tax laws.

These factors may increase in importance as we expect franchisees of both of our brands to open new restaurants in international markets as part of our growth strategy.

Our operations are subject to fluctuations in foreign currency exchange and interest rates.

We report our results in U.S. dollars, which is our functional currency. The international operations of each of BK and TH are impacted by fluctuations in currency exchange rates and changes in currency regulations. Royalty payments from Burger King franchisees in our European markets and in certain other countries are denominated in currencies other than U.S. dollars. The majority of TH’s operations, income, revenues, expenses and cash flows are denominated in Canadian dollars, which we translate to U.S. dollars for our financial reporting purposes. Furthermore, franchise royalties from each of Burger King’s and Tim Hortons international franchisees are calculated based on local currency sales; consequently franchise revenues are still impacted by fluctuations in currency exchange rates. Each of their respective revenues and expenses are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates. We enter into forward contracts to reduce our exposure to volatility from foreign currency fluctuations associated with certain foreign currency-denominated assets However, for a variety of reasons, we do not hedge our revenue exposure in other currencies. Therefore, we are exposed to volatility in those other currencies, and this volatility may differ from period to period. As a result, the foreign currency impact on our operating results for one period may not be indicative of future results. We also use forward currency contracts to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee and certain intercompany purchases, made by TH’s Canadian operations.

Fluctuations in interest rates may also affect our combined business. We attempt to minimize this risk and lower overall borrowing costs through the utilization of derivative financial instruments. We primarily utilize interest rate swaps to attempt to minimize this risk and lower our overall borrowing costs. These instruments are entered into with financial institutions and have reset dates and critical terms that match those of the Company’s forecasted interest payments. Accordingly, any changes in interest rates it pays are partially offset by changes in the market value associated with derivative financial instruments.

As a result of entering into these hedging contracts with major financial institutions, we may be subject to counterparty nonperformance risk. Should there be a counterparty default, we could be exposed to the net losses on the hedged arrangements or be unable to recover anticipated net gains from the transactions.

Increases in food and commodity costs could harm our operating results and the results of our franchisees.

Our profitability and the profitability of our franchisees will depend in part on our ability to anticipate and react to changes in food and commodity and supply costs. With respect to our BK business, the market for beef and chicken is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, demand for corn (a key ingredient of cattle and chicken feed), corn ethanol policy, industry demand, international commodity markets, food safety concerns, product recalls, government regulation and other factors, all of which are beyond its control and, in many instances unpredictable. If the price of beef, chicken or other products that it uses in its non-franchise restaurants increases in the future and it chooses not to pass, or cannot pass, these increases on to its guests, its operating margins would decrease for as long as it operates non-franchise restaurants. In addition, with respect to our TH business, volatility in connection with certain key commodities that we purchase in the ordinary course of business, such as coffee, wheat, edible oils and sugar, can impact our revenues, costs and margins. If commodity prices rise, franchisees may experience reduced sales due to decreased consumer demand at retail prices that have been raised to offset increased commodity prices, which may reduce franchisee profitability. Any such decline in franchisee sales will reduce its royalty income, which in turn may materially and adversely affect its business and operating results.

If the supply or quality of food or commodities fails to meet demand or the quality standards of our guests, our franchisees may experience reduced sales which, in turn, would reduce rents and royalty revenues as well as distribution sales. Such a reduction in rents and royalty revenues and distribution sales may adversely impact our business and financial results.

Our vertically integrated supply chain operations, including manufacturing, warehouse and distribution activities, subject us to additional risks and may cause our profitability to decline.

We operate a vertically integrated supply chain for our TH business in which we manufacture, warehouse, and distribute certain food and restaurant supplies to our franchise and Company restaurants. There are certain risks associated with this vertical integration growth strategy, including:

•	delays and/or difficulties associated with owning a manufacturing, warehouse and distribution business;

•	maintenance; operations and/or management of the facilities, equipment, employees and inventories;

•	limitations on the flexibility of controlling capital expenditures and overhead;

•	the need for skills and techniques that are outside our traditional core expertise;

•	increased transportation, shipping, food and other supply costs;

•	inclement weather or extreme weather events;

•	shortages or interruptions in the availability or supply of high-quality coffee beans, perishable food products and/or their ingredients;

•	variations in the quality of food and beverage products and/or their ingredients; and

•	political, physical, environmental, labor, or technological disruptions in our or our suppliers’ manufacturing and/or warehousing plants, facilities, or equipment.

If we do not adequately address the challenges related to these vertically integrated operations or the overall level of utilization or production decreases for any reason, our results of operations and financial condition may be adversely impacted. Moreover, shortages or interruptions in the availability and delivery of food, beverages and other suppliers to our restaurants may increase costs or reduce revenues.

Our success is dependent on securing desirable restaurant locations for both of our brands, and competition for these locations may impact our ability to effectively grow our restaurant portfolios.

The success of any restaurant depends in substantial part on its location. There can be no assurance that the current locations of our restaurants will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where restaurants are located could decline in the future, thus resulting in potentially reduced sales in those locations. Competition for restaurant locations can also be intense and there may be delay or cancellation of new site developments by developers and landlords, which may be exacerbated by factors related to the commercial real estate or credit markets. If franchisees cannot obtain desirable locations for their restaurants at reasonable prices due to, among other things, higher than anticipated acquisition, construction and/or development costs of new restaurants; difficulty negotiating leases with acceptable terms; onerous land use or zoning restrictions; or challenges in securing required governmental permits; then their ability to execute their respective growth strategies may be adversely affected.

The market for retail real estate is highly competitive. Based on their size advantage and/or their greater financial resources, some of our competitors may have the ability to negotiate more favorable lease terms than we can and some landlords and developers may offer priority or grant exclusivity to some of our competitors for desirable locations. As a result, either we may be unable to obtain new leases or renew existing leases on acceptable terms, if at all, which could adversely affect our sales and brand-building initiatives.

Our ownership and leasing of significant amounts of real estate exposes us to possible liabilities, losses, and risks.

Many of our system restaurants are presently located on leased premises. As leases underlying our non-franchise and franchise restaurants expire, we or our franchisees may be unable to negotiate a new lease or lease extension, either on commercially acceptable terms or at all, which could cause us or our franchisees to close restaurants in desirable locations. As a result, our sales and our brand building initiatives could be adversely affected. Furthermore, we cannot cancel existing leases; therefore, if an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, the value of our owned real estate assets could decrease, and/or our costs could increase, because of changes in the investment climate for real estate, demographic trends, demand for restaurant sites and other retail properties, and exposure to or liability associated with environmental contamination and reclamation.

Typically the costs of insurance, taxes, maintenance, utilities, and other property-related costs due under a prime lease with a third-party landlord are passed through to the franchisee under our sublease. If a franchisee fails to perform the obligations passed through under the sublease, we will be required to perform these obligations resulting in an increase in our leasing and operational costs and expenses. In addition, the rent a franchisee pays us under the sublease is generally based on a percentage of gross sales. If gross sales at a certain restaurant are less than we project we may pay more rent to a third-party landlord under the prime lease than we receive from the franchisee under the sublease. These events could result in an inability to fully recover from the franchisee expenses incurred on leased properties, resulting in increased leasing and operational costs to us.

If we fail to successfully implement our store image and renovation initiatives, our ability to increase revenues and our profitability may be adversely affected.

Our restaurant reimaging initiatives depend on the ability and willingness of franchisees to remodel their existing restaurants. Even if they are willing to remodel their restaurants, many of our franchisees will need to borrow funds in order to finance these capital expenditures. If our franchisees are unable to obtain financing at commercially reasonable rates, or not at all, they may be unwilling or unable to invest in the reimaging of their existing restaurants, and our future growth could be adversely affected.

Food safety and food-borne illness concerns may have an adverse effect on our business.

Food safety is a top priority for us and we dedicate substantial resources to ensure that our customers enjoy safe, high quality food products. However, food-borne illnesses, such as E. coli, salmonella, and other food safety issues have occurred in the food industry in the past and could occur in the future. Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single restaurant. New illnesses resistant to any precautions may develop in the future, or diseases with long incubation periods could arise, such as mad cow disease, which could give rise to claims or allegations on a retroactive basis. Any report or publicity linking us or one of our franchisees or suppliers to instances of food-borne illness or other food safety issues, including food tampering, adulteration or contamination, could adversely affect our brands and reputation as well as our revenues and profits. Outbreaks of disease, as well as influenza, could reduce traffic in our stores. If our customers become ill from food-borne illnesses, we could also be forced to temporarily close some restaurants. In addition, instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of competitors could adversely affect our sales as a result of negative publicity about the foodservice industry generally.

The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain, significantly increase our costs and/or lower margins for us and our franchisees. In addition, our industry has long been subject to the threat of food tampering by suppliers, employees or guests, such as the addition of foreign objects in the food that we sell. Reports, whether or not true, of injuries caused by food tampering have in the past severely injured the reputations of restaurant chains in the quick service restaurant segment and could affect us in the future as well.

Our results can be adversely affected by unforeseen events, such as adverse weather conditions, natural disasters or catastrophic events.

Unforeseen events, such as adverse weather conditions, natural disasters or catastrophic events, can adversely impact our restaurant sales. Natural disasters such as earthquakes, hurricanes, and severe adverse weather conditions and health pandemics whether occurring in Canada, the United States or abroad, can keep customers in the affected area from dining out and result in lost opportunities for our restaurants. Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods hurts our operating margins and can result in restaurant operating losses.

The loss of key management personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

We are dependent on the efforts and abilities of our senior management, including the executives managing both of our brands, and our success will also depend on our ability to attract and retain additional qualified employees. Failure to attract personnel sufficiently qualified to execute our strategy, or to retain existing key personnel, could have a material adverse effect on our business.

Changes in tax laws and unanticipated tax liabilities could adversely affect the taxes we pay and our profitability.

We are subject to income and other taxes in the United States, Canada and numerous foreign jurisdictions. A taxation authority may disagree with certain of our collective views, including, for example, the allocation of profits by tax jurisdiction, and the deductibility of our interest expense, and may take the position that material income tax liabilities, interests, penalties, or other amounts are payable by us, in which case, we expect to contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful, the implications could be materially adverse to us and affect our effective tax rate or operating income, where applicable.

From time to time, we are subject to additional state and local income tax audits, international income tax audits and sales, franchise and VAT tax audits. Our effective income tax rate and tax payments in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with different statutory tax rates; changes in the valuation of deferred tax assets and liabilities; continued losses in certain international markets that could trigger a valuation allowance; changes in tax laws; the outcome of income tax audits in various jurisdictions around the world; taxes imposed upon sales of non-franchise restaurants to franchisees; and any repatriation of earnings or our determination that unremitted earnings from foreign subsidiaries for which we have not previously provided for taxes were no longer permanently reinvested.

Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. There can be no assurance that the Canada Revenue Agency (the “CRA”), the U.S. Internal Revenue Service (the “IRS”) and/or foreign tax authorities will agree with our interpretation of the tax aspects of reorganizations, initiatives, transactions, or any related matters associated therewith that we have undertaken.

The results of a tax audit or related litigation could have a material effect on our income tax provision, net income (loss) or cash flows in the period or periods for which that determination is made. The CRA or the IRS may take the position that material Canadian or U.S. federal income tax liabilities, interest and penalties, respectively, are payable or that our tax positions or views are invalid. If we are unsuccessful in disputing the CRA’s or the IRS’ assertions, we may not be in a position to take advantage of the effective tax rates and the level of benefits that we anticipated to achieve as a result of corporate reorganizations, initiatives and transactions, and the implications could be materially adverse to us, including an increase in our effective tax rate. Even if we are successful in maintaining our positions, we may incur significant expense in contesting positions asserted or claims made by tax authorities that could have a material impact on our financial position and results of operations.

The Company and Partnership may be treated as a U.S. corporation for U.S. federal income tax purposes, which could subject us and Partnership to substantial additional U.S. taxes.

As Canadian entities, the Company and Partnership generally would be classified as foreign entities (and, therefore, non-U.S. tax residents) under general rules of U.S. federal income taxation. Section 7874 of the Internal Revenue Code, as amended (the “Code”), however, contains rules that result in a non-U.S. corporation being taxed as a U.S. corporation for U.S. federal income tax purposes, unless certain tests regarding ownership of such entities (as relevant here, ownership by former Burger King Worldwide shareholders) or level of business activities (as relevant here, business activities in Canada by us and our affiliates, including Partnership), are satisfied. The U.S. Treasury Regulations apply these same rules to non-U.S. publicly traded partnerships, such as Partnership. These statutory and regulatory rules are relatively new, their application is complex and there is little guidance regarding their application.

If it were determined that we or Partnership should be taxed as U.S. corporations for U.S. federal income tax purposes, we and Partnership could be liable for substantial additional U.S. federal income tax. For Canadian tax purposes, we and Partnership are expected, regardless of any application of Section 7874 of the Code, to be treated as a Canadian resident company and partnership, respectively. Consequently, if we and/or Partnership did not satisfy either of the applicable tests, we might be liable for both Canadian and U.S. taxes, which could have a material adverse effect on our financial condition and results of operations.

Future changes to U.S. and non-U.S. tax laws could materially affect the Company and/or Partnership, including their status as foreign entities for U.S. federal income tax purposes, and adversely affect their anticipated financial positions and results.

Changes to the rules in section 7874 of the Code or the Treasury Regulations promulgated thereunder, or other changes in law, could adversely affect our and/or Partnership’s status as a non-U.S. entity for U.S. federal income tax purposes, our effective tax rate or future planning based on current law, and any such changes could have prospective or retroactive application to us and/or Partnership. For example, recent legislative proposals have aimed to expand the scope of section 7874 of the Code, or otherwise address certain perceived issues arising in connection with so-called inversion transactions. It is presently uncertain whether any such legislative proposals will be enacted into law and, if so, what impact such legislation would have on us. In addition, the U.S. Treasury has indicated that it is considering possible regulatory action in connection with so-called inversion transactions, including, most recently, in Notice 2014-52. The timing and substance of any such action is presently uncertain. Any such change of law or regulatory action could adversely impact our tax position as well as our financial position and results in a material manner. The precise scope and application of the regulatory proposals will not be clear until proposed Treasury Regulations are actually issued, and, accordingly, until such regulations are promulgated and fully understood, we cannot be certain that there will be no such impact.

Moreover, the U.S. Congress, the Organization for Economic Co-operation and Development and other government agencies in jurisdictions where the Company and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. In particular, specific attention has been paid to “base erosion and profit shifting”, where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the U.S. and other countries in which we do business could change on a prospective or retroactive basis, and any such change could adversely affect us.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and branded products and adversely affect our business.

We depend in large part on the value of the Burger King and Tim Hortons brands, which represent 39.6% of the total assets on our balance sheet as of December 31, 2014. We believe that our brands are very important to our success and our competitive position. We rely on a combination of trademarks, copyrights, service marks, trade secrets, patents and other intellectual property rights to protect our brands and the respective branded products. The success of our business depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We have registered certain trademarks and have other trademark registrations pending in the United States, Canada and foreign jurisdictions. Not all of the trademarks that our brands currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. We may not be able to adequately protect our trademarks, and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. The steps we have taken to protect our intellectual property in the United States, Canada and in foreign countries may not be adequate and our proprietary rights could be challenged, circumvented, infringed or invalidated. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

We may not be able to prevent third parties from infringing on our intellectual property rights, and we may, from time to time, be required to institute litigation to enforce our trademarks or other intellectual property rights or to protect our trade secrets. Further, third parties may assert or prosecute infringement claims against us and we may or may not be able to successfully defend these claims. Any such litigation could result in substantial costs and diversion of resources and could negatively affect our revenue, profitability and prospects regardless of whether we are able to successfully enforce our rights.

We currently are and in the future may be subject to litigation that could have an adverse effect on our business.

We may from time to time, in the ordinary course of business, be subject to litigation relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property. From time to time, we will be subject to claims incidental to our business, such as “slip and fall” accidents at franchised or company-operated restaurants, claims and disputes in connection with site development and construction of system restaurants and employment claims.

Whether or not any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend, harm our reputation and divert resources away from our operations and negatively impact our reported earnings. Furthermore, legal proceedings against a franchisee or its affiliates by third parties, whether in the ordinary course of business or otherwise, may include claims against us by virtue of our relationship with the franchisee.

Furthermore, in certain of our agreements, we may agree to indemnify our business partners against any losses or costs incurred in connection with claims by a third party alleging that our services infringe the intellectual property rights of the third party. Companies have increasingly become subject to infringement threats from non-practicing organizations filing lawsuits for patent infringement. We, or our business partners, may become subject to claims for infringement and we may be required to indemnify or defend our business partners from such claims. We are also exposed to a wide variety of falsified or exaggerated claims due to our size and brand recognition. All of these types of matters have the potential to unduly distract management’s attention and increase costs, including costs associated with defending such claims. Our current exposure with respect to legal matters pending against us could change if determinations by judges and other finders of fact are not in accordance with management’s evaluation of the claims. Should management’s evaluations prove incorrect and such claims are successful, our exposure could exceed expectations and have a material adverse effect on our business, financial condition and results of operations. Although some losses may be covered by insurance, if there are significant losses that are not covered, or there is a delay in receiving insurance proceeds, or the proceeds are insufficient to offset our losses fully, our consolidated financial condition or results of operations may be adversely affected.

Public and private concerns about the health risks associated with fast food may adversely affect our financial results.

Class action lawsuits have been filed, and may continue to be filed, against various quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with high-fat or high-sodium foods and that quick service restaurant marketing practices have targeted children and encouraged obesity. Adverse publicity about these allegations may negatively affect us and our franchisees, regardless of whether the allegations are true, by discouraging customers from buying our products. In addition, we face the risk of lawsuits and negative publicity resulting from illnesses and injuries, including injuries to infants and children, allegedly caused by our products, toys and other promotional items available in our restaurants or our playground equipment. In addition to decreasing our revenue and profitability and diverting our management resources, adverse publicity or a substantial judgment against us could negatively impact our business, results of operations, financial condition and brand reputation, hindering our ability to attract and retain franchisees and grow our business in the United States, Canada and internationally.

Changes in governmental regulations may adversely affect restaurant operations and our financial results.

Our franchise and Company restaurants are subject to licensing and regulation by health, sanitation, safety and other agencies in the state, province and/or municipality in which the restaurant is located. Federal, state, provincial and local government authorities may enact laws, rules or regulations that impact restaurant operations and the cost of conducting those operations. In many of our markets, including the United States, Canada and Europe, we and our franchisees are subject to increasing regulation regarding our operations which may significantly increase the cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory risks regarding our operations are the following:

•	the impact of the Fair Labor Standards Act, and similar Canadian legislation, which governs such matters as minimum wage, overtime and other working conditions, family leave mandates and a variety of other laws enacted that govern these and other employment matters;

•	the impact of changes in employment eligibility requirements, the cessation or limitation of access to federal, state or provincial labor programs, including amendments to the Temporary Foreign Worker Program of the Federal Government of Canada;

•	the impact of immigration and other local and foreign laws and regulations on our business;

•	disruptions in our operations or price volatility in a market that can result from governmental actions, including price controls, currency and repatriation controls, limitations on the import or export of commodities we use or government-mandated closure of our or our vendors’ operations;

•	the impact of the United States federal menu labeling law, and similar Canadian legislation, which requires the listing of specified nutritional information on menus and menu boards on consumer demand for our products;

•	the risks of operating in foreign markets in which there are significant uncertainties, including with respect to the application of legal requirements and the enforceability of laws and contractual obligations;

•	the impact of the Patient Protection and Affordable Care Act on the businesses of our U.S. franchisees, many of whom are small business owners who may have significant difficulty absorbing the increased costs or may need to revise the ways in which they conduct their business;

•	the risk of franchisors being considered a joint employer with franchisees; and

•	the impact of costs of compliance with privacy, consumer protection and other laws, the impact of costs resulting from consumer fraud and the impact on our margins as the use of cashless payments increases.

We are subject to various provincial, state and foreign laws that govern the offer and sale of a franchise, including in the U.S., to a Federal Trade Commission (“FTC”) rule. Various state and foreign laws regulate certain aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines and penalties or require us to make offers of rescission or restitution, any of which could adversely affect our business and operating results. We could also face lawsuits by franchisees based upon alleged violations of these laws.

The Americans with Disabilities Act (“ADA”), and similar Canadian legislation, prohibits discrimination on the basis of disability in public accommodations and employment. We have, in the past, been required to make certain modifications to our restaurants pursuant to the ADA. In addition, future mandated modifications to their facilities to make different accommodations for disabled persons and modifications required under the ADA could result in material unanticipated expense to us and our franchisees.

Additionally, we are required to comply with a number of anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, the Corruption of Foreign Public Officials Act (Canada) and The Bribery Act of 2010 (U.K.), which prohibit improper payments to foreign officials for the purpose of obtaining or retaining business. The scope and enforcement of anti-corruption laws and regulations may vary. There can be no assurance that our employees, contractors, licensees or agents will not violate these laws and regulations. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations.

If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions. In addition, our and our franchisees’ capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any of these laws or regulations.

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation, results of operation and financial condition.

In the ordinary course of our business, we collect, process, transmit and retain personal information regarding our employees and their families, our franchisees, vendors and consumers, including social security numbers, social insurance numbers, banking and tax ID information, health care information and credit card information. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of employee, consumer or franchisee privacy. A major breach, theft or loss of personal information regarding our employees and their families, our franchisees, vendors or consumers that is held by us or our vendors could result in substantial fines, penalties and potential litigation against us which could negatively impact our results of operations and financial condition. Furthermore, as a result of legislative and regulatory rules, we may be required to notify the owners of the personal information of any data breaches, which could harm our reputation and financial results, as well as subject us to litigation or actions by regulatory authorities.

Information technology system failures or interruptions or breaches of our network security may interrupt our operations, subject us to increased operating costs and expose us to litigation.

We rely heavily on our computer systems and network infrastructure across operations including, but not limited to, point-of-sale processing at our restaurants. Despite our implementation of security measures, all of our technology systems are vulnerable to damage, disability or failures due to physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. If any of our technology systems were to fail, and we were unable to recover in a timely way, we could experience an interruption in its operations. Furthermore, if unauthorized access to or use of our systems were to occur, data related to our proprietary information could be compromised. The occurrence of any of these incidents could have a material adverse effect on our future financial condition and results of operations. To the extent that some of our worldwide reporting systems require or rely on manual processes, it could increase the risk of a breach.

In addition, a number of our systems and processes are not fully integrated worldwide and, as a result, require us to manually estimate and consolidate certain information that we use to manage our business. To the extent that we are not able to obtain transparency into our operations from our systems, it could impair the ability of our management to react quickly to changes in the business or economic environment.

Compliance with or cleanup activities required by environmental laws may hurt our business.

We are subject to various federal, state, provincial, local and foreign environmental laws and regulations regarding climate change, energy consumption and our management, handling, release and/or disposal of water resources, air resources, hazardous or toxic substances, solid waste and other environmental matters. These laws and regulations provide for significant fines and penalties for noncompliance. If we fail to comply with these laws or regulations, we could be fined or otherwise sanctioned by regulators. Third parties may also make personal injury, property damage or other claims against us associated with releases of, or actual or alleged exposure to, hazardous substances at, on or from our properties. Environmental conditions relating to prior, existing or future restaurants or restaurant sites, including franchised sites, may have a material adverse effect on us. Moreover, the adoption of new or more stringent environmental laws or regulations could result in a material environmental liability to us and the current environmental condition of the properties could be harmed by tenants or other third parties or by the condition of land or operations in the vicinity of our properties.

We outsource certain aspects of our business to third party vendors which subjects us to risks, including disruptions in our business and increased costs.

We have outsourced certain administrative functions for our business, including account payment and receivable processing, to a third-party service provider. We also outsource certain information technology support services and benefit plan administration. In the future, we may outsource other functions to achieve cost savings and efficiencies. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs in connection with such failure to perform. Depending on the function involved, such failures may also lead to business disruption, transaction errors, processing inefficiencies, the loss of sales and customers, the loss of or damage to intellectual property through security breach, and the loss of sensitive data through security breach or otherwise. Any such damage or interruption could have a material adverse effect on our business, cause us to face significant fines, customer notice obligations or costly litigation, harm our reputation with our customers or prevent us from paying our collective suppliers or employees or receiving payments on a timely basis.

We are not in compliance with certain “best practices” established by Canadian securities regulators in respect of corporate governance.

The chairman of our Board of Directors is not “independent” for purposes of Canadian securities laws, and our nominating and corporate governance and compensation committees are not composed solely of independent directors. Accordingly, we are not in compliance with certain governance best practices set forth in National Policy 58-201 – Corporate Governance Guidelines (referred to herein as “NP 58-201”) and National Instrument 58-101 – Disclosure of Corporate Governance Practices (referred to herein as “NI 58-101”) with respect to standards of director independence. Accordingly, our shareholders will not have the same protections afforded to shareholders of companies that are in compliance with the corporate governance best practices established by the Canadian Securities Administrators.

Canadian legislation contains provisions that may have the effect of delaying or preventing a change in control

We are a newly formed Canadian entity. The Investment Canada Act requires that a “non-Canadian,” as defined therein, file an application for review with the Minister responsible for the Investment Canada Act and obtain approval of the Minister prior to acquiring control of a Canadian business, where prescribed financial thresholds are exceeded. This may discourage a potential acquirer from proposing or completing a transaction that may otherwise present a premium to shareholders. Otherwise, there are no limitations either under the laws of Canada or in our articles regarding the rights of non-Canadians to hold or vote our common shares.

Risks Related to our Common shares

3G owns 47% of the voting power of the Company, and its interests may conflict with or differ from the interests of the other shareholders.

3G Special Situations Fund II, L.P. (“3G”), which is controlled by 3G Capital Partners, Ltd., a New York private equity firm (“3G Capital”), currently owns 47% of the voting power of the Company. The interests of 3G Capital may not always be aligned with the interests of the other shareholders of the Company. So long as 3G Capital continues to directly or indirectly own a significant amount of the voting power of the Company, it will continue to be able to strongly influence or effectively control the business decisions of the Company. 3G Capital may have interests that are different from those of the other shareholders of the Company, and it may exercise its voting and other rights in a manner that may be adverse to the interests of such shareholders.

In addition, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquiror from attempting to obtain control of the Company, which could cause the market price of the Company’s common shares to decline or prevent the Company’s shareholders from realizing a premium over the market price for their common shares or Partnership exchangeable units.

3G Capital is in the business of making investments in companies and may from time to time in the future acquire or develop controlling interests in businesses engaged in the QSR industry that complement or directly or indirectly compete with certain portions of our business. In addition, 3G Capital may pursue acquisitions or opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Our stock price may be volatile or may decline regardless of our operating performance.

The market price of our common shares may fluctuate materially from time to time in response to a number of factors, many of which we cannot control, including those described under “Risk Factors – Risks Related to Our Business”. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may materially harm the market price of our common shares, regardless of our operating performance. In addition, our share price may be dependent upon the valuations and recommendations of the analysts who cover our business, and if our results do not meet the analysts’ forecasts and expectations, our share price could decline as a result of analysts lowering their valuations and recommendations or otherwise. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

Future sales of our common shares in the public market could cause volatility in the price of our common shares or cause the share price to fall.

Sales of a substantial number of our common shares in the public market, or the perception that these sales might occur, could depress the market price of our common shares, and could impair our ability to raise capital through the sale of additional equity securities.

Certain holders of our common shares may require us to register their shares for resale under the federal and Canadian securities laws under the terms of certain separate registration rights agreements between us and the holders of these securities. Registration of those shares would allow the holders thereof to immediately resell their shares in the public market. Any such sales, or anticipation thereof, could cause the market price of our common shares to decline.

In addition, we have registered common shares that are reserved for issuance under our incentive plans.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce the influence of our shareholders over matters on which our shareholders vote.

Our board of directors has the authority, without action or vote of our shareholders, to issue an unlimited number of common shares. For example, we may issue our securities in connection with investments and acquisitions. The number of common shares issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding common shares and could materially dilute the ownership of our shareholders. Issuances of common shares would reduce the influence of our common shareholders over matters on which our shareholders vote.

There is no assurance that we will pay any cash dividends on our common shares in the future.

Although our board of directors recently declared a cash dividend on our common shares for the first quarter of 2015, any future dividends on our common shares will be determined at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, including the terms of our preferred shares and agreements governing, our debt and any future indebtedness we may incur, restrictions imposed by applicable law and other factors that our board of directors deems relevant. Realization of a gain on an investment in our common shares and in Partnership exchangeable units will depend on the appreciation of the price of our common shares and Partnership exchangeable units, which may never occur.

Additional Factors Relating to Partnership Exchangeable Units

An active trading market for Partnership exchangeable units may not develop.

Partnership exchangeable units are not listed on a national exchange in the United States. Although Partnership exchangeable units are listed on the Toronto Stock Exchange, an active public market for Partnership exchangeable units may not develop or be sustained, and such market is not expected to be as liquid as for the Company common shares. If an active public market does not develop or is not sustained, it may be difficult for investors who hold Partnership exchangeable units to sell their exchangeable units at a price that is attractive to them, or at all.

Partnership exchangeable units may not trade equally with the Company common shares.

The Partnership exchangeable units and the Company common shares are distinct securities, and the Partnership exchangeable units are not exchangeable for Company common shares until December 12, 2015. The Partnership exchangeable units and Company common shares will at all times trade separately, and the public market for Partnership exchangeable units is not expected to be as liquid as for the Company common shares. In addition, if a holder of Partnership exchangeable units exercises its exchange right, the Company, in its capacity as the general partner of Partnership and in its sole discretion, may cause Partnership to repurchase each Partnership exchangeable unit submitted for exchange in consideration for cash (in an amount determined in accordance with the terms of the partnership agreement of Partnership) in lieu of exchanging for Company common shares. As such, Partnership exchangeable units may not trade equally with the Company common shares, and could trade at a discount to the market price of the Company common shares, which discount could possibly be material.

The exchange of Partnership exchangeable units into Company common shares is subject to certain restrictions and the value of the Company common shares received in any exchange may fluctuate.

Partnership exchangeable units are not exchangeable for Company common shares until December 12, 2015.

Beginning on December 12, 2015, holders of Partnership exchangeable units will be entitled to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for Company common shares at a ratio of one Company common share for each Partnership exchangeable unit, subject to the right of the Company, in its capacity as the general partner of Partnership and in its sole discretion, to cause Partnership to repurchase the Partnership exchangeable units for cash (in an amount determined in accordance with the terms of the partnership agreement of Partnership) in lieu of exchanging for Company common shares.

The Company common shares into which Partnership exchangeable units may be exchanged may be subject to significant fluctuations in value for many reasons, including:

•	our operating and financial performance and prospects;

•	general market conditions;

•	the risks described in this report;

•	changes to the competitive landscape in the industries or markets in which we operate;

•	the arrival or departure of key personnel; and

•	speculation in the press or the investment community.

If a holder of Partnership exchangeable units elects to exchange his or her Partnership exchangeable units for Company common shares, the exchange generally will be taxable for U.S. and Canadian federal income tax purposes.

In certain circumstances, a Limited Partner may lose its limited liability status.

The Limited Partnerships Act (Ontario) (the “Ontario Limited Partnerships Act”) provides that a limited partner benefits from limited liability unless, in addition to exercising rights and powers as a limited partner, such limited partner takes part in the control of the business of a limited partnership of which such limited partner is a partner. Subject to the provisions of the Ontario Limited Partnerships Act and of similar legislation in other jurisdictions of Canada, the liability of each limited partner for the debts, liabilities and obligations of Partnership will be limited to the limited partner’s capital contribution, plus the limited partner’s share of any undistributed income of Partnership. However, pursuant to the Ontario Limited Partnerships Act, where a limited partner has received the return of all or part of that limited partner’s capital contribution, the limited partner would be liable to Partnership or, where Partnership is dissolved, to its creditors, for any amount, not in excess of the amount of capital contribution returned with interest, necessary to discharge the liabilities of Partnership to all creditors who extended credit or whose claims otherwise arose before the return of the capital contribution. A limited partner holds as trustee for the limited partnership any money or other property that is paid or conveyed to the limited partner as a return of the limited partner’s contribution that is made contrary to the Ontario Limited Partnerships Act.

The limitation of liability conferred under the Ontario Limited Partnerships Act may be ineffective outside Ontario except to the extent it is given extra-territorial recognition or effect by the laws of other jurisdictions. There may also be requirements to be satisfied in each jurisdiction to maintain limited liability. If limited liability is lost, limited partners may be considered to be general partners (and therefore be subject to unlimited liability) in such jurisdiction by creditors and others having claims against Partnership.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters and TH global restaurant support center are located in Oakville, Ontario in Canada and consist of approximately 153,000 square feet which we own. Related to the TH business, we own five distribution centers, two manufacturing centers, two warehouses and four offices throughout Canada and one office in the US. In addition, we lease one office and one warehouse in Canada, three offices and one manufacturing center in the U.S. and two offices in the GCC.

Our BK global restaurant support center and U.S. headquarters are located in Miami, Florida and consist of approximately 213,000 square feet which we lease. We lease properties for our Burger King EMEA headquarters in Zug, Switzerland and our Burger King APAC headquarters in Singapore. We also lease additional BK support offices in Madrid, Spain and Slough, United Kingdom.

We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.

As of December 31, 2014, Burger King franchisees operated 14,320 Burger King restaurants across the U.S and Canada, EMEA, APAC and LAC, of which 735 were sites owned by us and leased to franchisees, 1,156 were leased by us, and in turn, subleased to franchisees, with the remainder either owned or leased directly by the franchisees. In addition, we operated 52 Company restaurants, of which 15 were sites owned by us and 37 were leased by us.

As of December 31, 2014, Tim Hortons franchisees operated 4,658 restaurants across Canada, the U.S. and the GCC, of which 793 were sites owned by us and leased to franchisees, 2,725 were leased by us, and in turn, subleased to franchisees, with the remainder either owned or leased directly by the franchisees. In addition, we operated 13 Company restaurants, of which 7 were sites owned by us and 6 were leased by us.

Item 3.	Legal Proceedings

On March 1, 2013, Jay Clogg Realty Group, Inc. v. Burger King Corporation, Civ. Action No. 8-13-CV-00662 (U.S. District Court for the District of Maryland), a putative class action lawsuit was filed against Burger King Corporation in the U.S. District Court of Maryland. The complaint alleges that Burger King Corporation and/or its agents sent unsolicited advertisements by fax to thousands of consumers in Maryland and elsewhere in the United States to promote its home delivery program in violation of the Telephone Consumers Protection Act. The plaintiff sought monetary damages and injunctive relief. On August 19, 2014, Burger King Corporation agreed to pay $8.5 million to settle the lawsuit. On December 2, 2014, the parties finalized a settlement agreement which received preliminary court approval on December 2, 2014. We expect the final court approval hearing to take place in April 2015.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over their intellectual property. We have an estimated liability of approximately $13.3 million as of December 31, 2014, representing our best estimate within the range of losses which could be incurred in connection with pending litigation matters.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Shares

Our common shares trade on the New York Stock Exchange (“NYSE”) and Toronto Stock Exchange (“TSX”) under the ticker symbol “QSR”. The Class B exchangeable limited partnership units of Partnership (the “Partnership exchangeable units”) trade on the TSX under the ticker symbol “QSP”. Trading of our common shares and the Partnership exchangeable units commenced on December 15, 2014. Effective as of the close of trading on December 12, 2014, the common stock of Burger King Worldwide, our predecessor entity, ceased trading on the NYSE and Tim Hortons common shares ceased trading on the TSX and NYSE. As of February 12, 2015, there were 5,205 holders of record of our common shares and approximately 35,100 former Tim Hortons shareholders who have not submitted letters of transmittal to exchange their Tim Hortons common shares. Pursuant to a plan of arrangement under Canadian law, these former Tim Hortons shareholders are deemed to have elected to receive, in respect of all Tim Hortons common shares held by such holders, C$65.50 in cash and 0.8025 Company common shares per Tim Hortons common share.

The following table sets forth for the periods indicated the high and low closing sales prices of our common shares on the NYSE and TSX, the Partnership exchangeable units on the TSX and Burger King Worldwide common stock on the NYSE and dividends declared per common share of Burger King Worldwide.

	NYSE (U.S. $)		TSX (C$)				Dividends per Common Share (U.S $)
	High	Low	High		Low
2014
First Quarter - BKW	$27.68	$22.16		—		—	$0.07
Second Quarter - BKW	$27.26	$25.00		—		—	$0.07
Third Quarter - BKW	$33.82	$26.05		—		—	$0.08
Fourth Quarter - BKW (1)	$36.66	$28.48		—		—	$0.08
Fourth Quarter - QSR (2)	$41.90	$35.29	C$	47.03	C$	41.14	$—
Fourth Quarter - QSP (2)	$—	$—	C$	45.95	C$	41.85	$—

2013
First Quarter - BKW	$19.95	$16.26		—		—	$0.05
Second Quarter - BKW	$21.00	$17.90		—		—	$0.06
Third Quarter - BKW	$20.42	$18.97		—		—	$0.06
Fourth Quarter - BKW	$22.86	$18.91		—		—	$0.07

(1)	Represents period from October 1, 2014 through December 12, 2014.
(2)	Represents period from December 15, 2014 through the end of the quarter.

Dividend Policy

On February 17, 2015, our Board of Directors declared a cash dividend of $0.09 per common share, which will be paid on April 2, 2015, to common shareholders of record on March 3, 2015. The Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.09 per exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above. On February 16, 2015, our Board of Directors also declared a cash dividend of $1.20 per share of Class A 9.0% cumulative compounding perpetual voting preferred shares of the Company (the “Preferred Shares”), for a total dividend of $82.5 million which will be paid to the holder of the Preferred Shares on April 1, 2015. The dividend on the Preferred Shares included the amount due for the period of December 12, 2014 through December 31, 2014 as well as the first calendar quarter of 2015. For subsequent quarters, the total dividend amount on the Preferred Shares will be $67.5 million. Because we are a holding company, our ability to pay cash dividends on our common shares may be limited by restrictions under the terms of the Preferred Shares and agreements governing our debt. Although we do not have a dividend policy, our Board of Directors may, subject to compliance with the covenants contained under the terms of the Preferred Shares and agreements governing our debt and other considerations, determine to pay dividends in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information regarding equity awards outstanding under our compensation plans as of December 31, 2014 (amounts in thousands):

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	21,328	$11.42	14,976
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	21,328	$11.42	14,976

Stock Performance Graph

The graph shows the Company’s cumulative shareholder returns over the period from June 20, 2012, the date Burger King Worldwide common stock was listed on the New York Stock Exchange, to December 31, 2014. The graph reflects total shareholder returns for Burger King Worldwide from June 30, 2012 to December 12, 2014, and for the Company from December 15, 2014 to December 31, 2014. December 12, 2014 was the last day of trading on the NYSE of Burger King Worldwide common stock and December 15, 2014 was the first day of trading on the NYSE and TSX of the Company’s common shares. The graph shows combined Burger King Worldwide and the Company shareholder returns because the Company has less than one month of history as a public company. The following graph depicts the total return to shareholders from June 20, 2012 through December 31, 2014, relative to the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s Restaurant Index, a peer group. The graph assumes an investment of $100 in Burger King Worldwide common stock and each index on June 30, 2012 and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	6/30/2012	12/31/2012	12/31/2013	12/31/2014
Restaurant Brands International (NYSE)	$100	$110	$153	$304
S&P 500 Index	$100	$105	$136	$151
S&P Restaurant Index	$100	$99	$121	$123

Item 6.	Selected Financial Data

Our selected historical consolidated financial data reflects the consolidation of Tim Hortons beginning on December 12, 2014, the closing date of the Transactions, through December 28, 2014, the end of Tim Hortons fiscal year, and the consolidation of the noncontrolling interest in Partnership beginning on December 12, 2014. Additionally, on October 19, 2010, Burger King Holdings, Inc. was acquired by 3G in a transaction accounted for as a business combination (the “3G Acquisition”).

Following the Transactions, we are the sole general partner of Partnership, which is the indirect parent of Burger King Worldwide and Tim Hortons. As a result of our controlling interest, we consolidate the financial results of Partnership and record a noncontrolling interest for the portion of Partnership we do not own in our consolidated financial statements. Net income (loss) attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Partnership owned by the holders of the noncontrolling interests.

Unless the context otherwise requires, all references to “we”, “us”, “our” and “Successor” refer to Restaurant Brands International Inc. and its subsidiaries, collectively, for all periods subsequent to the 3G Acquisition. All references in this section to our “Predecessor” refer to Burger King Holdings, Inc. and its subsidiaries for all periods prior to the 3G Acquisition, which operated under a different ownership and capital structure. In addition, the 3G Acquisition was accounted for under the acquisition method of accounting, which resulted in purchase price allocations that affect the comparability of results of operations for periods before and after the 3G Acquisition.

All references to “$” or “dollars” in this report are to the currency of the United States unless otherwise indicated. All references to Canadian dollars or C$ are to the currency of Canada unless otherwise indicated.

The following tables present our selected historical consolidated financial and other data for us and our Predecessor as of the dates and for each of the periods indicated. All references to 2014, 2013, 2012 and 2011 in this section are for the years ended December 31, 2014, December 31, 2013, December 31, 2012 and December 31, 2011, respectively. The selected historical financial data as of December 31, 2014 and December 31, 2013 and for 2014, 2013 and 2012 have been derived from our audited consolidated financial statements and notes thereto included in this report. The selected historical financial data as of December 31, 2012, December 31, 2011 and December 31, 2010 and for the period from October 19, 2010 to December 31, 2010 and for 2011 have been derived from our audited consolidated financial statements and notes thereto, which are not included in this report. All references to Fiscal 2010 refer to the Predecessor’s fiscal year ended June 30, 2010. The selected historical financial data as of June 30, 2010 and for the period July 1, 2010 to October 18, 2010 and for Fiscal 2010 have been derived from the audited consolidated financial statements and the notes thereto of our Predecessor, which are not included in this report. The other operating data for 2014, 2013 and 2012 have been derived from our internal records.

The selected consolidated financial and other operating data presented below contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position and results of operations as of and for the periods presented. The selected historical consolidated financial and other operating data included below and elsewhere in this report are not necessarily indicative of future results. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Financial Statements and Supplementary Data” in Part II, Item 8 of this report.

	Successor					Predecessor
	2014 (1)	2013	2012	2011	Transition Period
					October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
	(In millions, except per share data)
Statement of Operations Data:
Revenues:
Sales	$167.4	$222.7	$1,169.0	$1,638.7	$331.7	$514.5	$1,839.3
Franchise and property revenues	1,029.9	923.6	801.9	701.2	135.1	203.2	662.9

Total revenues	1,197.3	1,146.3	1,970.9	2,339.9	466.8	717.7	2,502.2
Income (loss) from operations (2)	182.4	522.2	417.7	362.5	(85.8)	101.5	332.9

Net income (loss) (2)	$(277.4)	$233.7	$117.7	$88.1	$(115.7)	$71.1	$186.8

Earnings (loss) per common share:
Basic	$(1.17)	$0.67	$0.34	$0.25	$(0.33)	$0.52	$1.38
Diluted (3)	$(2.34)	$0.65	$0.33	$0.25	$(0.33)	$0.52	$1.36
Dividends per common share	$0.30	$0.24	$0.04	$1.13	$—	$0.06	$0.25

Other Financial Data:
Net cash provided by (used for) operating activities	$259.3	$325.2	$224.4	$406.2	$(126.5)	$121.3	$310.4

Net cash provided by (used for) investing activities	(7,790.8)	43.0	33.6	(41.4)	(3,344.6)	(4.8)	(134.9)
Net cash provided by (used for) financing activities	8,565.6	(132.7)	(174.6)	(108.0)	3,396.4	(29.5)	(96.9)
Capital expenditures	30.9	25.5	70.2	82.1	28.4	18.2	150.3

	December 31, 2014 (1)	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$1,803.2	$786.9	$546.7	$459.0	$207.0
Total assets	21,164.0	5,828.5	5,564.0	5,608.4	5,686.2
Total debt and capital lease obligations	9,192.5	3,037.0	3,049.3	3,139.2	2,792.1
Total liabilities	13,543.8	4,312.3	4,389.0	4,559.2	4,239.0
Redeemable preferred stock	3,297.0	—	—	—	—
Total equity	4,323.2	1,516.2	1,175.0	1,049.2	1,447.2

	2014	2013	2012
Other operating data:
System-wide sales growth (4)(5)
TH(7)	6.6%	4.7%	6.9%
BK	6.8%	4.2%	5.7%

Comparable sales growth (4)(5)(6)
TH(7)	3.1%	1.2%	2.9%
BK	2.1%	0.5%	3.2%

Franchise sales ($ in million) (5)
TH(7)	$6,593.7	$6,583.7	$6,447.3
BK	$16,942.5	$16,078.3	$14,672.5

(1)	On December 12, 2014, we acquired Tim Hortons. Statement of operations data and other financial data include TH results from the acquisition date through December 28, 2014, the end of Tim Hortons fiscal year. Balance sheet data includes TH data as of December 28, 2014.
(2)	Amount includes $125.0 million of Tim Hortons transaction and restructuring costs, $7.4 million of amortization of inventory step-up and $290.9 million of net losses on derivatives for 2014. Amount includes $26.2 million of global portfolio realignment project costs for 2013. Amount includes $30.2 million of global portfolio realignment project costs and $27.0 million of business combination agreement expenses for 2012. Amount includes $3.7 million of 3G Acquisition costs, $46.5 million of global restructuring and related professional fees, $10.6 million of field optimization project costs and $7.6 million of global portfolio realignment project costs for 2011. Amount includes $94.9 million of 3G Acquisition costs and $67.2 million of global restructuring and related professional fees for October 19, 2010 to December 31, 2010.

(3)	For 2014, the diluted earnings per share calculation assumes conversion of 100% of our Partnership exchangeable units under the “if converted” method. Accordingly, the numerator is also adjusted to include the earnings allocated to the holders of noncontrolling interests.
(4)	Comparable sales growth and system-wide sales growth are analyzed on a constant currency basis, which means they are calculated by translating prior year results at current year average exchange rates, to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of foreign currency movements.
(5)	Unless otherwise stated, comparable sales growth and system-wide sales growth are presented on a system-wide basis, which means they include Company restaurants and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our royalty revenues are calculated based on a percentage of franchise sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Metrics” in Part II, Item 7 of this report.
(6)	Comparable sales growth refers to the change in restaurant sales in one period from the same prior year period for restaurants that have been opened for thirteen months or longer.
(7)	Tim Hortons 2014 annual figures and historical pre-combination figures are shown for informational purpose only.

Restaurant Brands International Inc. and Subsidiaries Restaurant Count

The following table presents information relating to the analysis of our restaurant count for the geographic areas and periods indicated. Tim Hortons historical pre-combination figures are shown for informational purposes only.

	December 31, 2014	December 31, 2013	December 31, 2012

Number of Company restaurants:
BK - U.S. & Canada	52	52	183
BK - EMEA	—	—	132
BK - Latin America	—	—	100
BK - APAC	—	—	3
TH	13	16	22

Total Company restaurants	65	68	440

Number of franchise restaurants:
BK - U.S. & Canada	7,354	7,384	7,293
BK - EMEA	3,802	3,450	2,989
BK - Latin America	1,698	1,550	1,290
BK - APAC	1,466	1,231	1,007
TH (a)	4,658	4,469	4,242

Total franchise restaurants	18,978	18,084	16,821

Number of system-wide restaurants:
BK - U.S. & Canada	7,406	7,436	7,476
BK - EMEA	3,802	3,450	3,121
BK - Latin America	1,698	1,550	1,390
BK - APAC	1,466	1,231	1,010
TH	4,671	4,485	4,264

Total system-wide restaurants	19,043	18,152	17,261

(a)	Figures include consolidated VIE restaurants.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On December 12, 2014, pursuant to the Arrangement Agreement and Plan of Merger (the “Arrangement Agreement”), dated as of August 26, 2014, by and among Tim Hortons Inc., a company organized under the laws of Canada (“Tim Hortons”), Burger King Worldwide, Inc., a Delaware corporation (“Burger King Worldwide”), Restaurant Brands International Inc., a corporation continued under the laws of Canada (f/k/a 9060669 Canada Inc. and 1011773 B.C. Unlimited Liability Company) (the “Company”), Restaurant Brands International Limited Partnership, a limited partnership organized under the laws of Ontario and a subsidiary of the Company (f/k/a New Red Canada Limited Partnership and New Red Canada Partnership) (“Partnership”), Blue Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Partnership (“Merger Sub”), and 8997900 Canada Inc., a corporation organized under the laws of Canada and a wholly-owned subsidiary of Partnership (“Amalgamation Sub”), Amalgamation Sub acquired all of the outstanding shares of Tim Hortons pursuant to a plan of arrangement under Section 192 of the Canada Business Corporations Act, which resulted in Tim Hortons becoming an indirect subsidiary of both the Company and Partnership (the “Arrangement”) and Merger Sub merged with and into Burger King Worldwide, with Burger King Worldwide surviving the merger as an indirect subsidiary of both the Company and Partnership (the “Merger” and, together with the Arrangement, the “Transactions”).

Our consolidated financial data reflects the consolidation of Tim Hortons beginning on December 12, 2014, the closing date of the Transactions, through December 28, 2014, the end of Tim Hortons fiscal year, and the consolidation of the noncontrolling interest in Partnership beginning on December 12, 2014.

We are the sole general partner of Partnership, which is the indirect parent of Burger King Worldwide and Tim Hortons. As a result of our controlling interest, we consolidate the financial results of Partnership and record a noncontrolling interest for the portion of Partnership we do not own in our consolidated financial statements. As sole general partner, we manage all of Partnership’s operations and activities in accordance with the partnership agreement of Partnership.

You should read the following discussion together with Part II, Item 6 “Selected Financial Data” of our Annual Report for the year ended December 31, 2014 (our “Annual Report”) and our audited Consolidated Financial Statements and the related notes thereto included in Item 8 “Financial Statements and Supplementary Data.”

The following discussion includes information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws as described in further detail under “Special Note Regarding Forward-Looking Statements” that is set forth below. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed in the “Special Note Regarding Forward-Looking Statements” below. In addition, please refer to the risks set forth under the caption “Risk Factors” included in our Annual Report for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results. Other than as required under the US Federal securities laws or the Canadian securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). However, this Management’s Discussion and Analysis of Financial Condition and Results of Operations also contains certain non-GAAP financial measures to assist readers in understanding the Company’s performance. Non-GAAP financial measures either exclude or include amounts that are not reflected in the most directly comparable measure calculated and presented in accordance with GAAP. Where non-GAAP financial measures are used, we have provided the most directly comparable measures calculated and presented in accordance with U.S. GAAP and a reconciliation to GAAP measures.

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” are to the Company and its subsidiaries, collectively. Unless otherwise stated, comparable sales growth and sales growth are presented on a system-wide basis, which means that these measures include sales at both Company restaurants and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on franchise sales. System-wide results are driven by our franchise restaurants, as approximately 100% of current Burger King and Tim Hortons system-wide restaurants are franchised.

Overview

We are a Canadian corporation originally formed on August 25, 2014 to serve as the indirect holding company for Burger King Worldwide and its consolidated subsidiaries and for Tim Hortons and its consolidated subsidiaries. We are one of the world’s largest quick service restaurant (“QSR”) companies with over 19,000 restaurants in approximately 100 countries and U.S. territories as of December 31, 2014. Our Burger King and Tim Hortons brands have similar franchised business models with complementary daypart mixes. Our two iconic brands, Burger King and Tim Hortons, are managed independently while benefitting from global scale and sharing of best practices.

Burger King restaurants are quick service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other affordably-priced food items. Burger King restaurants appeal to a broad spectrum of consumers, with multiple dayparts and product platforms appealing to different customer groups. During its 60 years of operating history, the Burger King brand has developed a scalable and cost-efficient QSR hamburger restaurant model that offers guests fast and delicious food.

Tim Hortons restaurants are quick service restaurants with a menu that includes premium blend coffee, tea, espresso-based hot and cold specialty drinks, fresh baked goods, including donuts, Timbits, bagels, muffins, cookies and pastries, grilled paninis, classic sandwiches, wraps, soups and more.

We generate revenue from four primary sources: (i) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (ii) property revenues from properties we lease or subleases to franchisees; (iii) retail sales at Company restaurants; and (iv) distribution sales to Tim Hortons franchisees related to our supply chain operations, including manufacturing, procurement, warehousing and distribution.

Our business consisted of five segments at December 31, 2014. Our TH business is managed in one segment (“TH”) and our BK business is managed in four distinct geographic segments: (1) United States and Canada (“BK – U.S. and Canada”); (2) Europe, the Middle East and Africa (“BK – EMEA”); (3) Latin America and the Caribbean (“BK – LAC”); and (4) Asia Pacific (“BK – APAC”).

Recent Events and Factors Affecting Comparability

Tim Hortons Acquisition

The TH statement of operations data for the period of December 12, 2014 through December 28, 2014 is summarized as follows:

TH Impact
(in millions)
Revenues:
Sales	$92.8
Franchise and property revenues	49.3

Total revenues	142.1
Cost of sales	88.2
Franchise and property expenses	28.0
Selling, general and administrative expenses	78.4
(Income) loss from equity method investments	(0.6)
Other operating expenses (income), net	0.6

Total operating costs and expenses	194.6

Income (loss) from operations	(52.5)
Interest expense, net	3.0

Income (loss) before income taxes	(55.5)
Income tax expense (benefit)	(0.9)

Net income (loss)	$(54.6)

The selling, general and administrative expenses noted above include: $47.6 million of transaction costs associated with the Transactions and $16.3 million of restructuring costs associated with severance benefits and other severance-related expenses which are further discussed below. The cost of sales noted above included $7.4 million of amortization of inventory step-up related to the revaluation of inventory from acquisition accounting, which is further described below. Included within transaction costs are $24.5 million of share-based compensation expense associated with the accelerated vesting of TH equity grants as a result of the Transactions. Additionally, the results above reflect $7.7 million of share-based compensation expense associated with the remeasurement of liability-classified stock options to fair value at December 28, 2014.

In addition to the consolidation of TH results of operations for the period specified above, during 2014 we also recorded losses on derivatives, incremental interest expense related to new borrowings and a loss on early extinguishment of debt in connection with the Transactions. See Results of Operations – Other operating expenses (income), net, –Interest expense, net and – Loss on early extinguishment of debt.

Tim Hortons Transaction and Restructuring Costs

In connection with the Transactions, we incurred certain non-recurring financing, legal and advisory fees totaling $108.7 million, including the $47.6 million noted above under “– Tim Hortons Acquisition”, all of which was classified as general and administrative expenses. We also incurred non-recurring costs to realign our global structure to better accommodate the needs of the combined business and support successful global growth. In addition, after consummation of the Transactions, we implemented a restructuring plan that resulted in work force reductions throughout our TH business and as a result incurred incremental costs of approximately $16.3 million. The restructuring is part of our on-going cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into our TH business. The non-recurring general and administrative expenses include financing, legal and advisory fees, severance benefits and other compensation costs, and training expenses. We expect to incur additional general and administrative expenses of approximately $8.5 million in 2015 associated with these initiatives.

Amortization of inventory step-up

In connection with the Transactions, we acquired inventory that is recorded at fair value at the time of the acquisition. We recorded a charge equal to the difference between the fair value and historical carrying value as the underlying product is sold. Based on management judgment, these non-cash charges are not indicative of underlying business trends or the company’s operational performance. The acquisition accounting adjustment to inventory resulted in an increase in cost of sales of approximately $7.4 million as those products were sold to customers during the period subsequent to the Transactions.

Global Portfolio Realignment Project

During 2011, we initiated a project to realign our global restaurant portfolio by selling our Burger King company restaurants to franchisees, which we refer to as our “refranchising initiative”, and establishing strategic partnerships to accelerate development through joint ventures and master franchise and development agreements (the “global portfolio realignment project”). As a result of the global portfolio realignment project, we incurred $26.2 million and $30.2 million of general and administrative expenses consisting of professional fees and severance in 2013 and in 2012, respectively. We completed our global portfolio realignment project, including our refranchising initiative, in 2013. As such, we did not incur any expenses related to the global portfolio realignment project during 2014. We continue to own and operate 52 Burger King restaurants in Miami, Florida, which we expect to use as a base for the testing of new products and systems.

As a result of the global portfolio realignment project, our BK restaurant revenues and BK restaurant expenses have significantly decreased while our BK franchise and property revenues and BK franchise and property expenses have increased. Additionally, our BK selling expenses have decreased as a result of a decrease in advertising fund contributions for Burger King Company restaurants following the refranchisings.

Business Combination Agreement Expenses

On April 3, 2012, Burger King Worldwide Holdings, Inc., a Delaware corporation and the indirect parent company of Burger King Holdings, Inc., entered into a business combination agreement and plan of merger with Justice Holdings Limited and its affiliates (the “business combination agreement”). We did not incur any expenses during 2014 and 2013 related to the business combination agreement. We recorded $27.0 million of general and administrative expenses associated with the business combination agreement during 2012, consisting of $5.9 million of one-time share-based compensation expense as a result of the increase in our equity value implied by the business combination agreement and $21.1 million of professional fees and other transaction costs.

Operating Metrics and Key Financial Measures

We evaluate our restaurants and assess our business based on the following operating metrics and key financial measures:

•	System-wide sales growth refers to the change in sales at all franchise restaurants and Company restaurants in one period from the same period in the prior year.

•	Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on a percentage of franchise sales.

•	Comparable sales growth refers to the change in restaurant sales in one period from the same prior year period for restaurants that have been opened for thirteen months or longer.

•	Net restaurant growth (“NRG”) represents the opening of new restaurants during a stated period, net of closures.

•	Net refranchisings refer to sales of Company restaurants to franchisees, net of acquisitions of franchise restaurants by us.

•	Adjusted EBITDA, which represents earnings (net income or loss) before interest, taxes, depreciation and amortization, adjusted to exclude specifically identified items that management believes do not directly reflect our core operations. See Non-GAAP Reconciliations.

System-wide sales growth and comparable sales growth are measured on a constant currency basis, which means the results exclude the effect of foreign currency translation and are calculated by translating prior year results at current year exchange rates. We analyze certain key financial measures on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements (“FX impact”).

Results of Operations

Tabular amounts in millions of dollars unless noted otherwise.

Consolidated

				2014 Compared to 2013		2013 Compared to 2012
	2014	2013	2012	$	%	$	%
					Favorable / (Unfavorable)
Revenues:
Sales	$167.4	$222.7	$1,169.0	$(55.3)	(24.8)%	$(946.3)	(80.9)%
Franchise and property revenues	1,029.9	923.6	801.9	106.3	11.5%	121.7	15.2%

Total revenues	1,197.3	1,146.3	1,970.9	51.0	4.4%	(824.6)	(41.8)%

Cost of sales	152.5	195.3	1,037.2	42.8	21.9%	841.9	81.2%
Franchise and property expenses	180.9	152.4	115.1	(28.5)	(18.7)%	(37.3)	(32.4)%
Selling, general and administrative expenses	345.4	242.4	347.6	(103.0)	(42.5)%	105.2	30.3%
(Income) loss from equity method investments	9.2	12.7	4.1	3.5	NM	(8.6)	(209.8)%
Other operating expenses (income), net	326.9	21.3	49.2	(305.6)	NM	27.9	56.7%

Total operating costs and expenses	1,014.9	624.1	1,553.2	(390.8)	(62.6)%	929.1	59.8%

Income (loss) from operations	182.4	522.2	417.7	(339.8)	(65.1)%	104.5	25.0%
Interest expense, net	280.1	200.0	223.8	(80.1)	(40.1)%	23.8	10.6%
Loss on early extinguishment of debt	155.4	—	34.2	(155.4)	NM	34.2	100.0%

Income (loss) before income taxes	(253.1)	322.2	159.7	(575.3)	(178.6)%	162.5	101.8%
Income tax expense	24.3	88.5	42.0	64.2	72.5%	(46.5)	(110.7)%

Net income (loss)	(277.4)	233.7	117.7	(511.1)	(218.7)%	116.0	98.6%

Net income (loss) attributable to noncontrolling interests	(435.4)	—	—	435.4	NM	—	0.0%
Net income (loss) attributable to Restaurant Brands International Inc.	158.0	233.7	117.7	(75.7)	32.4%	116.0	98.6%

Preferred shares dividends	13.8	—	—	(13.8)	NM	—	0.0%
Accretion of preferred shares to redemption value	546.4	—	—	(546.4)	NM	—	0.0%

Net income (loss) attributable to common shareholders	$(402.2)	$233.7	$117.7	(635.9)	272.1%	$116.0	98.6%

NM - Not Meaningful

FX Impact Favorable/(Unfavorable)	2014	2013	2012

Consolidated total revenues	$(14.6)	$(7.5)	$(41.7)
Consolidated franchise and property expenses	—	0.3	(3.1)
Consolidated SG&A	0.8	(1.2)	6.1
Consolidated income from operations	(15.5)	(8.7)	(12.2)
Consolidated net income	(14.7)	(8.6)	(10.4)
Consolidated Adjusted EBITDA	(14.7)	(8.6)	(15.3)

Key Business Metrics	2014	2013	2012

System-wide sales growth
BK	6.8%	4.2%	5.7%
TH (a)	6.6%	n/a	n/a
Franchise sales
BK	$16,942.5	$16,078.3	$14,672.5
TH (a)	$6,593.7	n/a	n/a
Comparable sales growth
BK	2.1%	0.5%	3.2%
TH (a)	3.1%	n/a	n/a
System Net Restaurant Growth (NRG)
BK	705	670	485
TH (a)	186	n/a	n/a
Net Refranchisings	—	360	871
Restaurant counts at period end
Company	65	52	418
Franchise	18,978	13,615	12,579
System	19,043	13,667	12,997

(a)	TH 2014 annual figures are shown for informational purposes only.

Comparable Sales Growth

BK global system comparable sales growth of 2.1% for 2014 reflects comparable sales growth in all of our BK segments.

BK global system comparable sales growth of 0.5% for 2013 was driven primarily by comparable sales growth in the EMEA and APAC segments, partially offset by a comparable sales decline in the U.S. and Canada.

Sales and Cost of sales

Sales include TH distribution sales and sales from Company restaurants, including consolidated restaurant VIEs. TH distribution sales comprise sales of products, supplies and restaurant equipment, excluding equipment sales related to initial restaurant establishment or renovations that are shipped directly from our warehouses or by third-party distributors to restaurants or retailers through our supply chain. Sales from Company restaurants, including consolidated restaurant VIEs, comprise restaurant-level sales to our guests.

Cost of sales includes costs associated with the management of our TH supply chain, including cost of goods, direct labor and depreciation, as well as the cost of goods delivered by third-party distributors to the restaurants for which we manage the supply chain logistics, and for canned coffee sold through grocery stores. Cost of sales also includes food, paper and labor costs of Company restaurants, including consolidated restaurant VIEs.

During 2014, the decrease in sales was driven by a $148.1 million decrease in BK Company restaurant sales due to the net refranchising of 360 BK Company restaurants during 2013. These factors were partially offset by $79.4 million of TH distribution sales and $13.4 million of TH Company restaurant sales as a result of the Transactions in December 2014.

During 2014, the decrease in cost of sales was driven by a $131.0 million decrease in Burger King Company restaurant cost of sales primarily due to the net refranchising of 360 Burger King Company restaurants during 2013. These factors were partially offset by $74.7 million of Tim Hortons distribution cost of sales and $13.5 million of Tim Hortons Company restaurant cost of sales as a result of the Transactions in December 2014.

During 2013, the decrease in sales and cost of sales was driven by the net refranchising of BK Company restaurants during 2013 and 2012.

Franchise and Property

Franchise and property revenues consist primarily of royalties earned on franchise sales, rents from real estate leased or subleased to franchisees, franchise fees, including revenues derived from equipment packages at initiation of a restaurant and in connection with renewal or renovation, and other revenue. Franchise and property expenses consist primarily of depreciation of property leased to franchisees, rental expense associated with properties subleased to franchisees, costs of equipment packages sold at initiation of a restaurant and in connection with renewal or renovation, amortization of franchise agreement and favorable lease intangible assets and bad debt expense (recoveries).

During 2014, the increase in franchise and property revenues, excluding FX impact, was driven by an $71.6 million increase in BK franchise and property revenues due primarily to (i) an increase of $47.8 million in BK franchise royalties driven by worldwide net restaurants growth of 705 restaurants during 2014, the net refranchising of 360 Burger King Company restaurants during 2013 and comparable sales growth in all of our segments, (ii) an increase of $21.7 million in BK franchise fees and other revenue driven primarily by an increase in renewal franchise fees, and (iii) an increase of $2.1 million in BK property revenue. Additionally, franchise and property revenues increased due to $49.3 million of TH franchise and property revenues as a result of the Transactions. During 2014, franchise and property revenues had a $14.6 million unfavorable FX impact.

During 2013, the increase in franchise and property revenues, excluding FX impact, was due primarily to an increase of $63.0 million in property revenues, an increase of $61.5 million in franchise royalties and an increase of $5.7 million in franchise fees and other revenue. These increases were driven primarily by comparable sales growth in EMEA and APAC, worldwide net restaurant growth and the net refranchising of Company restaurants during the past two years. These factors were partially offset by comparable sales decline in the U.S. and Canada and a decrease in franchise fees and other revenue in LAC. During 2013, franchise and property revenues had an $8.5 million unfavorable FX impact.

During 2014, franchise and property expenses increased primarily from $28.0 million of TH franchise and property expenses as a result of the Transactions in December 2014.

During 2013, franchise and property expenses increased primarily due to new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of the refranchisings.

Selling, general and administrative expenses

Our selling, general and administrative expenses were comprised of the following:

				2014 Compared to 2013		2013 Compared to 2012
	2014	2013	2012	$	%	$	%
				Favorable / (Unfavorable)

Selling expenses	$2.4	$6.2	$48.3	$3.8	61.3%	$42.1	87.2%

Management general and administrative expenses	166.7	181.0	214.3	14.3	7.9%	33.3	15.5%
Share-based compensation and non-cash incentive compensation expense	37.3	17.6	10.2	(19.7)	(111.9)%	(7.4)	(72.5)%
Depreciation and amortization	14.0	11.4	17.6	(2.6)	(22.8)%	6.2	35.2%
TH transaction and restructuring costs	125.0	—	—	(125.0)	NM	—	NM
Global portfolio realignment project costs	—	26.2	30.2	26.2	NM	4.0	NM
Business combination agreement expenses	—	—	27.0	—	NM	27.0	NM

Total general and administrative expenses	343.0	236.2	299.3	(106.8)	(45.2)%	63.1	21.1%

Selling, general and administrative expenses	$345.4	$242.4	$347.6	$(103.0)	(42.5)%	$105.2	30.3%

NM – Not Meaningful

Selling expenses consist primarily of Company restaurant advertising fund contributions. During 2014 and 2013, selling expenses decreased primarily as a result of the net refranchisings of Company restaurants during 2013 and 2012.

Management general and administrative expenses (“Management G&A”) are comprised primarily of salary and employee related costs for our non-restaurant employees, professional fees, information technology systems, and general overhead for our corporate offices. The decrease in Management G&A in 2014 was driven primarily by a decrease in BK salary and fringe benefits and professional services and favorable FX impact, partially offset by TH expenses. The decrease in Management G&A in 2013 was driven primarily by a decrease in BK salary and fringe benefits and professional services, partially offset by unfavorable FX impact.

During 2014, the increase in share-based compensation and non-cash incentive compensation expense was mainly due to a $10.4 million charge recorded in 2014 related to stock option modifications, $7.7 million of share-based compensation related to the remeasurement of liability-classified Tim Hortons stock options to fair value and additional stock options granted during 2014. The increase in depreciation and amortization expenses is primarily due to corporate capital expenditures during 2014. We recorded Tim Hortons transaction and restructuring costs during 2014 primarily related to non-recurring financing, legal, and professional advisory fees associated with the Transactions as well as non-recurring severance benefits and other compensation costs associated with implementing a restructuring plan. The non-recurrence of global portfolio realignment project costs is due to the completion of our global portfolio realignment project during 2013.

During 2013, the increase in share-based compensation and non-cash incentive compensation expense is mainly due to additional stock options granted during 2013 as well as a $4.0 million charge recorded in 2013 related to stock option modifications. The decrease in global portfolio realignment project costs is due to the decrease in the number of net refranchisings during 2013. The decrease in depreciation and amortization expense is due to the decrease in capital expenditures during 2013 and assets becoming fully depreciated during 2013. The non-recurrence of business combination agreement expenses is due to the completion of our business combination agreement during 2012.

(Income) loss from equity method investments

(Income) loss from equity method investments reflects income from equity investments in partnerships and joint ventures and other minority investments over which we exercise significant influence. (Income) loss from equity method investments from these investments is considered to be an integrated part of our business operations, and is therefore included in operating income. During 2014, we recorded a $5.8 million noncash dilution gain included in (income) loss from equity method investments on the issuance of stock by Carrols Restaurant Group, Inc. (“Carrols”), one of our equity method investees. See Note 8 to the accompanying consolidated financial statements for additional information about accounting for our dilution gain from unconsolidated affiliates.

During 2013, the increase in (income) loss from equity method investments mainly pertains to losses recognized on our equity investments acquired during 2012 and reflects a full year of equity investments losses in 2013 compared to approximately three months during 2012.

Other operating expenses (income), net

Our other operating expenses (income), net were comprised of the following:

	2014	2013	2012
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$25.4	$0.7	$30.8
Litigation settlements and reserves, net	4.0	7.6	1.7
Net losses (gains) on derivatives	290.9	—	8.7
Foreign exchange net (gains) losses	(4.3)	7.4	(4.2)
Other, net	10.9	5.6	12.2

Other operating expenses (income), net	$326.9	$21.3	$49.2

Net losses (gains) on disposal of assets, restaurant closures and refranchisings represent sales of Company properties and other costs related to restaurant closures and refranchisings, and are recorded in other operating expenses (income), net in the accompanying consolidated statements of operations. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.

During 2014, net losses (gains) on disposal of assets, restaurant closures and refranchisings consisted of net losses associated with refranchisings of $10.5 million and net losses associated with asset disposals and restaurant closures of $14.9 million.

During 2013, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of net gains associated with refranchisings of $5.3 million, net losses from sale of subsidiaries of $1.0 million and net losses associated with asset disposals and restaurant closures of $5.0 million.

During 2012, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of net losses associated with refranchisings of $4.9 million, impairment losses associated with long-lived assets held for sale for Company restaurants of $13.2 million and net losses associated with asset disposals and restaurant closures of $12.7 million.

During 2014, we entered into foreign currency forward and foreign currency option contracts to hedge our exposure to the volatility of the Canadian dollar in connection with the cash portion of the purchase price of the Tim Hortons Transaction. We recorded a net loss on derivatives of $133.0 million related to the change in fair value on these instruments and an expense of $59.9 million related to the premium on the foreign currency option contracts. These instruments were settled in the fourth quarter of 2014. Additionally, as a result of discontinuing hedge accounting on our interest rate caps and forward-starting interest rate swaps, we recognized a loss of $34.5 million related to the change in fair value related to both instruments and a net gain of $13.4 million related to the reclassification of amounts from AOCI into earnings related to both instruments. These instruments were settled in the fourth quarter of 2014. Additionally, during the fourth quarter of 2014 we entered into a series of forward-starting interest rate swaps to economically hedge the variability in the interest payments associated with our 2014 Term Loan Facility and recorded a gain of $88.9 million related to the change in fair value related to these instruments. Lastly, during the fourth quarter of 2014 we entered into a series of cross-currency rate swaps to protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates and recorded a loss of $165.8 million related to the change in fair value on these instruments. See Note 15 to the accompanying consolidated financial statements for additional information about accounting for our derivative instruments.

Interest expense, net

	2014	2013	2012
Interest expense, net	$280.1	$200.0	$223.8
Weighted average interest rate on long-term debt	6.0%	6.6%	7.3%

During 2014, interest expense, net increased compared to 2013 primarily due to an increase in outstanding debt as a result of the Transactions. In connection with the Transactions, the Company incurred $6,750.0 million of term loans on October 27, 2014 and $2,250.0 million of senior notes on October 8, 2014, with interest expense beginning to accrue from each respective date. See Note 10 to the accompanying consolidated financial statements for additional information on interest expense, net.

During 2013, interest expense, net decreased compared to 2012 primarily due to a lower weighted average interest rate as a result of the 2012 refinancing and reduced borrowings resulting from principal payments and prepayments of our term loans prior to the refinancing of our secured debt in 2012 and note repurchases during 2012.

Loss on early extinguishment of debt

In connection with the refinancing of term loans outstanding under Burger King Worldwide’s prior credit agreement, as well as the redemptions of Burger King Worldwide’s outstanding notes, we recorded a $155.4 million loss on early extinguishment of debt during 2014. The loss on early extinguishment of debt primarily reflects the write-off of unamortized debt issuance costs, the write-off of unamortized discounts and the payment of premiums to redeem the notes. See Note 10 to the accompanying consolidated financial statements for additional information on the payment of premiums to redeem the notes.

During 2012 we recorded a $34.2 million loss on early extinguishment of debt in connection with the refinancing of term loans outstanding under our prior credit agreement as well as prepayments of term loans prior to the refinancing and note repurchases.

Income tax expense

Our effective tax rate was a negative 9.6% in 2014, primarily due to the impact of the Transactions, including non-deductible transaction related costs, and the mix of income from multiple tax jurisdictions.

Our effective tax rate was 27.5% in 2013, primarily as a result of the mix of income from multiple tax jurisdictions and the impact of non-deductible expenses related to our global portfolio realignment project, partially offset by a favorable impact from the sale of foreign subsidiaries and a reduction in the state effective tax rate related to our global portfolio realignment project.

Our effective tax rate was 26.3% in 2012, primarily as a result of the mix of income from multiple tax jurisdictions, the release of a valuation allowance and the impact of costs on refranchisings primarily in foreign jurisdictions.

Net income (loss)

We reported a net loss of $277.4 million during 2014, compared to net income of $233.7 million during 2013, primarily as a result of a $339.8 million decrease in income from operations, which was driven by an increase in other operating expenses (income), net, an increase in selling, general and administrative expenses, a decrease in sales and an increase in franchise and property expenses, partially offset by an increase in franchise and property revenues, a decrease in cost of sales and a decrease in (income) loss from equity method investments. Additionally, our net loss was also impacted by an increase in interest expense, net of $80.1 million and the recognition of loss on early extinguishment of debt of $155.4 million, partially offset by a decrease in income tax expense of $64.2 million.

Our net income increased by $116.0 million in 2013, primarily as a result of a $104.5 million increase in our income from operations, which was driven by an increase in franchise and property revenues, decreases in SG&A and decreases in other operating (income) expenses, net, partially offset by a decrease in CRM and an increase in franchise and property expenses, as discussed above. Additionally, interest expense, net decreased by $23.8 million and we did not incur any loss on early extinguishment of debt in 2013. These factors were partially offset by a $46.5 million increase in income tax expense.

Non-GAAP Reconciliations

The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. EBITDA is defined as net income (loss) before depreciation and amortization, interest expense, net, loss on early extinguishment of debt and income tax expense. Adjusted EBITDA is defined as EBITDA excluding the impact of share-based compensation and non-cash incentive compensation expense, other operating expenses (income), net, (income) loss from equity method investments, and all other specifically identified costs associated with unusual or non-recurring projects, including amortization of inventory step-up, Tim Hortons transaction and restructuring costs, global portfolio realignment project costs and business combination agreement expenses. Adjusted EBITDA is used by management to measure operating performance of the business, excluding specifically identified items that management believes do not directly reflect our core operations, and represents our measure of segment income.

				2014 Compared to 2013		2013 Compared to 2012
	2014	2013	2012	$	%	$	%
				Favorable / (Unfavorable)
Segment income:
BK - U.S. and Canada	$446.3	$436.7	$447.0	$9.6	2.2%	$(10.3)	(2.3)%
BK - EMEA	219.6	189.4	166.1	30.2	15.9%	23.3	14.0%
BK - LAC	69.1	67.7	73.2	1.4	2.1%	(5.5)	(7.5)%
BK - APAC	56.4	49.3	41.1	7.1	14.4%	8.2	20.0%
TH	35.1	—	—	35.1	NM	—	0.0%

Total	826.5	743.1	727.4	83.4	11.2%	15.7	2.2%
Unallocated Management G&A	(65.4)	(77.5)	(75.3)	12.1	15.6%	(2.2)	(2.9)%

Adjusted EBITDA	761.1	665.6	652.1	95.5	14.3%	13.5	2.1%
Share-based compensation and non-cash incentive compensation expense	37.3	17.6	10.2	(19.7)	(111.9)%	(7.4)	(72.5)%
Amortization of inventory step-up	7.4	—	—	(7.4)	NM	—	NM
Tim Hortons transaction and restructuring costs	125.0	—	—	(125.0)	NM	—	NM
Global portfolio realignment project costs	—	26.2	30.2	26.2	NM	4.0	NM
Business combination agreement expenses	—	—	27.0	—	NM	27.0	NM
(Income) loss from equity method investments	9.2	12.7	4.1	3.5	NM	(8.6)	NM
Other operating expenses (income), net	326.9	21.3	49.2	(305.6)	NM	27.9	NM

EBITDA	255.3	587.8	531.4	(332.5)	(56.6)%	56.4	10.6%
Depreciation and amortization	72.9	65.6	113.7	(7.3)	(11.1)%	48.1	42.3%

Income from operations	182.4	522.2	417.7	(339.8)	(65.1)%	104.5	25.0%
Interest expense, net	280.1	200.0	223.8	(80.1)	(40.1)%	23.8	10.6%
Loss on early extinguishment of debt	155.4	—	34.2	(155.4)	NM	34.2	100.0%
Income tax expense	24.3	88.5	42.0	64.2	72.5%	(46.5)	(110.7)%

Net income (loss)	$(277.4)	$233.7	$117.7	$(511.1)	(218.7)%	$116.0	98.6%

NM – Not Meaningful

Adjusted EBITDA in 2014 reflects increases in segment income in all of our BK segments, TH segment income and a decrease in Unallocated Management G&A. Unallocated Management G&A represents corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of our geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments. EBITDA for 2014 decreased primarily from an increase in other operating expenses (income), net, the incurrence of Tim Hortons transaction and restructuring costs, amortization of inventory step-up and an increase in share-based compensation and non-cash incentive compensation expenses, partially offset by the factors described above that resulted in an increase in Adjusted EBITDA as well as the non-recurrence of global portfolio realignment project costs.

Adjusted EBITDA in 2013 reflects increases in segment income in our EMEA and APAC segments, partially offset by decreases in segment income in our U.S. and Canada and LAC segments and an increase in Unallocated Management G&A. EBITDA for 2013 increased primarily for the same reasons that Adjusted EBITDA increased as well as the non-recurrence of business combination agreement expenses, decreases in other operating (income) expenses, net and decreases in global portfolio realignment project costs, partially offset by an increase in share-based compensation and non-cash incentive compensation expense.

BK - U.S. and Canada

				2014 Compared to 2013	2013 Compared to 2012
	2014	2013	2012	Favorable/(Unfavorable)
Company:
Company restaurant revenues	$74.6	$111.2	$792.8	$(36.6)	$(681.6)
CRM	10.3	13.5	90.1	(3.2)	(76.6)
CRM %	13.8%	12.1%	11.4%	1.7%	0.8%
Franchise:
Franchise and property revenues	$565.3	$554.0	$472.8	$11.3	$81.2
Franchise and property expenses	119.1	119.8	82.8	0.7	(37.0)
Segment SG&A (1)	49.8	52.5	101.9	2.7	49.4
Segment depreciation and amortization	39.6	41.5	68.8	1.9	27.3
Segment income	446.3	436.7	447.0	9.6	(10.3)

(1)	Segment selling, general and administrative expenses (“Segment SG&A”) consists of segment selling expenses and segment Management G&A.

FX Impact Favorable/(Unfavorable)	2014	2013	2012

Segment revenues	$(1.9)	$(1.3)	$(1.7)
Segment franchise and property expenses	0.9	0.4	(0.2)
Segment income	(1.3)	(0.7)	(0.3)

Key Business Metrics	2014	2013	2012

System-wide sales growth	1.7%	(0.9)%	3.0%
Franchise sales	$8,893.9	$8,730.4	$8,143.9
System comparable sales growth (decline)	2.1%	(0.9)%	3.5%
System NRG	(30)	(40)	(24)
Net Refranchisings	—	127	752
Restaurant counts at period end
Company	52	52	183
Franchise	7,354	7,384	7,293
System	7,406	7,436	7,476

Comparable Sales Growth

During 2014, system comparable sales growth of 2.1% in the U.S. and Canada was primarily due to our continued strategy of launching fewer, more impactful products, complemented by value promotions.

During 2013, system comparable sales decline of (0.9)% in the U.S. and Canada was primarily due to continued softness in consumer spending, ongoing competitive headwinds and the comparison against a strong 2012 when we launched the largest menu expansion in the Burger King brand’s history in April 2012.

Company restaurants

During 2014, Company restaurant revenues decreased primarily due to the net refranchising of 127 BK Company restaurants during 2013. Company restaurant margin, or CRM, is derived by subtracting Company restaurant expenses from Company restaurant revenues for a stated period, which we analyze as a percentage of Company restaurant revenues, a metric we refer to as Company restaurant margin %, or CRM %. CRM% increased in 2014 primarily as a result of favorable adjustments to our self-insurance reserve, partially offset by an increase in labor costs.

During 2013, Company restaurant revenues decreased primarily due to the net refranchising of BK Company restaurants during the prior two years. CRM% increased in 2013 primarily as a result of retaining restaurants with higher than average CRM%.

Franchise and Property

During 2014, the increase in franchise and property revenues, excluding FX impact, was due primarily to an increase of $6.9 million in property revenue related to new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of the net refranchisings of 127 BK Company restaurants during 2013, an increase of $4.7 million in franchise royalties primarily driven by comparable sales growth and an increase of $1.6 million in franchise fees and other revenue driven by an increase in renewal franchise fees. During 2014, franchise and property revenues had a $1.9 million unfavorable FX impact.

During 2013, the increase in franchise and property revenues, excluding FX impact, was due primarily to an increase of $60.7 million in property revenue related to new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of the net refranchising of BK Company restaurants during 2013 and 2012, an increase of $20.0 million in franchise royalties primarily driven by the net refranchising of BK Company restaurants during 2013 and 2012 and an increase of $1.4 million in franchise fees and other revenue. During 2013, franchise and property revenues had a $0.9 million unfavorable FX impact.

During 2014, the change in franchise and property expenses from the prior year was not meaningful.

During 2013, franchise and property expenses increased primarily due to new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of the net refranchising of BK Company restaurants.

Segment income

During 2014, segment income increased due to an increase in franchise and property revenues net of expenses and a decrease in Segment SG&A, partially offset by a decrease in CRM.

During 2013, segment income decreased due to a decrease in CRM, partially offset by an increase in franchise and property revenues net of expenses and a decrease in Segment SG&A.

BK - EMEA

				2014 Compared to 2013	2013 Compared to 2012
	2014	2013	2012	Favorable/(Unfavorable)
Company:
Company restaurant revenues	$—	$95.3	$264.6	$(95.3)	$(169.3)
CRM	—	12.1	30.7	(12.1)	(18.6)
CRM %	—	12.7%	11.6%	(12.7)%	1.1%
Franchise:
Franchise and property revenues	$274.2	$240.5	$208.3	$33.7	$32.2
Franchise and property expenses	29.2	30.0	29.7	0.8	(0.3)
Segment SG&A	33.8	42.9	59.1	9.1	16.2
Segment depreciation and amortization	8.4	9.7	15.9	1.3	6.2
Segment income	219.6	189.4	166.1	30.2	23.3

FX Impact Favorable/(Unfavorable)	2014	2013	2012

Segment revenues	$(4.0)	$1.8	$(31.5)
Segment franchise and property expenses	(0.9)	(0.1)	(2.2)
Segment income	(4.4)	0.3	(10.1)

Key Business Metrics	2014	2013	2012

System-wide sales growth	11.8%	9.6%	9.0%
Franchise sales	$4,919.1	$4,420.6	$3,822.8
System comparable sales growth	1.9%	2.4%	3.2%
NRG
System NRG	352	329	239
Net Refranchisings	—	132	59
Restaurant counts at period end
Company	—	—	132
Franchise	3,802	3,450	2,989
System	3,802	3,450	3,121

Comparable Sales Growth

During 2014, system comparable sales growth of 1.9% in EMEA was driven primarily by comparable sales growth in Turkey, the United Kingdom and Spain, where premium limited time offerings complemented value promotions, partially offset by weakness in Germany.

During 2013, system comparable sales growth of 2.4% in EMEA was driven by comparable sales growth in Germany, Spain, Turkey, the United Kingdom and Russia. EMEA’s successful balance of value promotions and strong premium product promotions continued to drive sales.

Company restaurants

During 2014, we had no Company restaurant revenue in EMEA as we refranchised all BK Company restaurants as of October 25, 2013.

During 2013, Company restaurant revenues decreased primarily due to the net refranchising of BK Company restaurants during the prior two years, partially offset by comparable sales growth and favorable FX impact.

During 2013, CRM% increased primarily as a result of the leveraging effect of comparable sales growth on our fixed occupancy and other operating costs, the net refranchising of BK Company restaurants with lower than average CRM% during 2013 and lower depreciation expense.

Franchise and Property

During 2014, the increase in franchise and property revenues, excluding FX impact, was due primarily to (i) an increase of $26.6 million in franchise royalties primarily driven by NRG of 352 restaurants during 2014, the net refranchising of BK Company restaurants during 2013 and comparable sales growth and (ii) an increase of $15.9 million in franchise fees and other revenue driven by an increase in other revenue of $6.7 million, partially offset by a decrease of $4.8 million in property revenue. During 2014, franchise and property revenues had a $4.0 million unfavorable FX impact.

During 2013, the increase in franchise and property revenues, excluding FX impact, was due primarily to an increase of $25.4 million in franchise royalties driven by comparable sales growth, NRG of 329 restaurants during 2013 and the net refranchising of 132 BK Company restaurants during 2013. Additionally, franchise and property revenues increased as a result of a $4.2 million increase in franchise fees and other revenue driven by the increase in the number of restaurant openings and an increase of $1.7 million in property revenue related to new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of the net refranchising of BK Company restaurants during 2013 and 2012. During 2013, franchise and property revenues had a $0.9 million favorable FX impact.

During 2014 and 2013, the change in franchise and property expenses from the prior year was not meaningful.

Segment income

During 2014 and 2013, segment income increased due to increases in franchise and property revenues net of expenses and a decrease in Segment SG&A, partially offset by a decrease in CRM.

BK - LAC

				2014 Compared to 2013	2013 Compared to 2012
	2014	2013	2012	Favorable/(Unfavorable)
Company:
Company restaurant revenues	$—	$13.9	$62.5	$(13.9)	$(48.6)
CRM	—	2.0	9.9	(2.0)	(7.9)
CRM %	—	14.4%	15.8%	(14.4)%	(1.5)%
Franchise:
Franchise and property revenues	$77.5	$72.9	$71.9	$4.6	$1.0
Franchise and property expenses	1.7	0.4	—	(1.3)	(0.4)
Segment SG&A	6.9	7.5	14.4	0.6	6.9
Segment depreciation and amortization	0.2	0.7	5.8	0.5	5.1
Segment income	69.1	67.7	73.2	1.4	(5.5)

FX Impact Favorable/(Unfavorable)	2014	2013	2012

Segment revenues	$(7.6)	$(6.3)	$(8.3)
Segment franchise and property expenses	—	—	(0.6)
Segment income	(7.9)	(6.5)	(4.7)

Key Business Metrics	2014	2013	2012

System-wide sales growth	13.3%	14.6%	17.0%
Franchise sales	$1,454.1	$1,420.3	$1,334.1
System comparable sales growth	0.9%	0.1%	5.7%
NRG
System NRG	148	160	168
Net Refranchisings	—	98	—
Restaurant counts at period end
Company	—	—	100
Franchise	1,698	1,550	1,290
System	1,698	1,550	1,390

Comparable Sales Growth

During 2014, system comparable sales growth of 0.9% in LAC was driven primarily by comparable sales growth in Brazil, where new products and limited time offerings resonated well with our guests, partially offset by weakness in Mexico and Puerto Rico due to ongoing competitive and macroeconomic pressures.

During 2013, system comparable sales growth in LAC was relatively flat.

Company restaurants

During 2014, we had no Company restaurant revenue in LAC as we refranchised all BK Company restaurants as of April 1, 2013.

During 2013, Company restaurant revenues decreased primarily due to the net refranchising of BK Company restaurants during the past year.

During 2013, CRM% decreased primarily as a result of the deleveraging effect of negative comparable sales on our fixed occupancy and other operating costs.

Franchise and Property

During 2014, the increase in franchise and property revenues, excluding FX impact, was due to an increase of $9.2 million in franchise royalties primarily driven by NRG of 148 restaurants during 2014, the net refranchising of 98 BK Company restaurants during 2013 and comparable sales growth and an increase of $2.9 million in franchise fees and other revenue. During 2014, franchise and property revenues had a $7.6 million unfavorable FX impact.

During 2013, the increase in franchise and property revenues, excluding FX impact, was due to an increase of $9.5 million in franchise royalties primarily driven by NRG of 160 restaurants during 2013 and the net refranchising of 98 BK Company restaurants during 2013 and an increase of $0.6 million in property revenues due to new leases associated with six restaurants leased to our Mexico joint venture. These factors were partially offset by a decrease of $2.4 million in franchise fees and other revenue primarily due to the early renewal of franchise agreements in 2012. During 2013, franchise and property revenues had a $6.8 million unfavorable FX impact.

During 2014, franchise and property expenses increased primarily due to an increase in bad debt expense.

During 2013, franchise and property expenses increased primarily due to property expense associated with six properties leased to our Mexico joint venture as a result of the net refranchising of BK Company restaurants during 2013.

Segment income

During 2014, segment income increased due to an increase in franchise and property revenues net of expense and a decrease in Segment SG&A, partially offset by a decrease in CRM.

During 2013, segment income decreased due to a decrease in CRM, partially offset by an increase in franchise and property revenues net of expenses and a decrease in Segment SG&A.

BK - APAC

				2014 Compared to 2013	2013 Compared to 2012
	2014	2013	2012	Favorable/(Unfavorable)
Company:
Company restaurant revenues	$—	$2.3	$49.1	$(2.3)	$(46.8)
CRM	—	(0.2)	1.1	0.2	(1.3)
CRM %	—	(8.6)%	2.3%	8.6%	(10.9)%
Franchise:
Franchise and property revenues	$63.6	$56.2	$48.9	$7.4	$7.3
Franchise and property expenses	2.8	2.2	2.6	(0.6)	0.4
Segment SG&A	6.7	6.8	11.9	0.1	5.1
Segment depreciation and amortization	2.3	2.3	5.6	—	3.3
Segment income	56.4	49.3	41.1	7.1	8.2

FX Impact Favorable/(Unfavorable)	2014	2013	2012

Segment revenues	$(1.1)	$(1.7)	$(0.2)
Segment franchise and property expenses	—	—	(0.1)
Segment income	(1.1)	(1.7)	(0.2)

Key Business Metrics	2014	2013	2012

System-wide sales growth	15.1%	10.9%	3.2%
Franchise sales	$1,675.4	$1,507.0	$1,371.6
System comparable sales growth (decline)	3.6%	4.1%	(0.5)%
NRG
System NRG	235	221	102
Net Refranchisings	—	3	60
Restaurant counts at period end
Company	—	0	3
Franchise	1,466	1,231	1,007
System	1,466	1,231	1,010

Comparable Sales

During 2014, system comparable sale growth of 3.6% in APAC was driven primarily by comparable sales growth in Australia, where new limited time offerings and value promotions performed well, and South Korea, where we launched new limited time offerings that resonated with our guests.

During 2013, system comparable sales growth of 4.1% in APAC was driven by comparable sales growth in Australia, China and South Korea, partially offset by a decline in comparable sales in Japan and New Zealand.

Company restaurants

During 2014, we had no Company restaurant revenue in APAC as we refranchised all BK Company restaurants as of December 1, 2013.

During 2013, Company restaurant revenues decreased due to the net refranchising of BK Company restaurants during 2012 and unfavorable FX impact.

Franchise and Property

During 2014, the increase in franchise and property revenues, excluding FX impact, was due to an increase of $7.3 million in franchise royalties primarily driven by NRG of 235 restaurants during 2014 and comparable sales growth, and an increase of $1.3 million in franchise fees and other revenue. During 2014, franchise and property revenues had an unfavorable FX impact of $1.1 million.

During 2013, the increase in franchise and property revenues, excluding FX impact, was due to an increase of $6.5 million in franchise royalties primarily driven by NRG of 221 restaurants during 2013 and comparable sales growth, and an increase of $2.5 million in franchise fees and other revenue mainly driven by an increase in the number of restaurant openings. During 2013, franchise and property revenues had an unfavorable FX impact of $1.7 million.

During 2014, franchise and property expenses increased primarily due to an increase in bad debt expense.

During 2013, franchise and property expenses decreased primarily due to a decrease in bad debt expense as a result of higher recoveries in the current year.

Segment income

During 2014 and 2013, segment income increased due to an increase in franchise and property revenues net of expenses and a decrease in Segment SG&A. During 2013 these factors were partially offset by a decrease in CRM.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash generated by operations and borrowings available under our 2014 Revolving Credit Facility (as defined below). We have used, and may in the future use, our liquidity to make required interest and/or principal payments, to make required Preferred Share dividends, to repurchase our common shares, to voluntarily repay and repurchase our or one of our affiliate’s outstanding debt, to fund our investing activities and to pay dividends on our common shares. As a result of our borrowings, we are highly leveraged. Our liquidity requirements are significant, primarily due to debt service and Preferred Share requirements.

At December 31, 2014, we had cash and cash equivalents of $1,803.2 million and working capital of $735.9 million. In addition, at December 31, 2014, we had remaining borrowing capacity of $495.4 million under our 2014 Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our 2014 Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, Preferred Share dividend and debt service requirements and capital spending requirements over the next twelve months.

Our consolidated cash and cash equivalents include balances held in foreign tax jurisdictions that represent undistributed earnings of our foreign subsidiaries, which are considered indefinitely reinvested for U.S. income tax purposes. We may utilize future cash flows from our foreign subsidiaries to meet our liquidity requirements.

Debt Instruments and Debt Service Requirements

Our long-term debt is comprised primarily of borrowings under our Credit Agreement, amounts outstanding under our 2014 Senior Notes and Tim Hortons Notes (each defined below), and obligations under capital leases. The following information summarizes the principal terms and near term debt service requirements under our Credit Agreement and the Indenture governing our 2014 Senior Notes. For further information about our long-term debt, see Note 10 to our accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.

Credit Agreement

Two subsidiaries of the Company (the “Borrowers”) are parties to a Credit Agreement dated as of October 27, 2014 (the “Credit Agreement”) which provides for (i) Term B Loans in the aggregate principal amount of $6,750.0 million under a senior secured term loan facility (the “Term Loan Facility”), and (ii) a senior secured revolving credit facility for up to $500.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”).

The obligations under the Credit Facilities are guaranteed on a senior secured basis, jointly and severally, by the direct parent company of one of the Borrowers and substantially all of its Canadian and U.S. subsidiaries, including Burger King Worldwide, Tim Hortons and substantially all of their respective Canadian and U.S. subsidiaries (the “Credit Guarantors”). Amounts borrowed under the Credit Facilities are secured on a first priority basis by a perfected security interest in substantially all of the present and future property (subject to certain exceptions) of each Borrower and Credit Guarantor.

The Term Loan Facility matures on December 12, 2021 and the Revolving Credit Facility matures on December 12, 2019. The principal amount of the Term Loan Facility amortizes in quarterly installments equal to 0.25% of the original principal amount of the Term Loan Facility, with the balance payable at maturity.

We may prepay the Term Loan Facility in whole or in part at any time, provided that certain voluntary prepayments prior to the twelve month anniversary of the closing date of the Transactions will be subject to a call premium of 1.0%. Additionally, subject to certain exceptions, the Term Loan Facility is subject to mandatory prepayments in amounts equal to (1) 100% of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation); (2) 100% of the net cash proceeds from issuances or incurrences of debt by the Company or any of its restricted subsidiaries (other than indebtedness permitted by the Credit Facilities); and (3) 50% (with stepdowns to 25% and 0% based upon achievement of specified first lien senior secured leverage ratios) of annual excess cash flow of the Company and its subsidiaries.

As of December 31, 2014, we had no amounts outstanding under the Revolving Credit Facility. Funds available under the Revolving Credit Facility for future borrowings may be used to repay other debt, finance debt or share repurchases, acquisitions, capital expenditures and other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing capacity under this facility by the cumulative amount of outstanding letters of credit. As of December 31, 2014, we had $4.6 million of letters of credit issued against the Revolving Credit Facility and our remaining borrowing capacity was $495.4 million.

As of December 31, 2014, the interest rate was 4.50% on the Term Loan Facility. Interest rate fluctuations applicable to borrowings under the Credit Agreement attributable to future changes in LIBOR will be mitigated by interest rate swaps with a notional value of $6,733.1 million as of December 31, 2014.

Based on the amounts outstanding under the Term Loan Facility and the three-month LIBOR rates as of December 31, 2014, required debt service for the next twelve months is estimated to be approximately $306.8 million in interest payments and $67.5 million in principal payments.

2014 Senior Notes

The Borrowers are parties to an indenture, dated as of October 8, 2014 (the “Indenture”) in connection with the issuance of $2,250.0 million of 6.00% second lien senior secured notes due April 1, 2022 (the “2014 Senior Notes”) by the Borrowers. The 2014 Senior Notes bear interest at a rate of 6.0% per annum, payable semi-annually on April 1 and October 1 of each year. Based on the amount outstanding at December 31, 2014, required debt service for the next twelve months on the 2014 Senior Notes is $132.4 million in interest payments. No principal payments are due until maturity.

The 2014 Senior Notes are guaranteed on a senior secured basis, jointly and severally, by the Borrowers and substantially all of their Canadian and U.S. subsidiaries, including Burger King Worldwide, Tim Hortons and substantially all of their respective Canadian and U.S. subsidiaries (the “Note Guarantors”). The 2014 Senior Notes are secured by a second-priority lien, subject to certain exceptions and permitted liens, on all of the Borrowers’ and the Note Guarantors’ present and future property that secures the Credit Facilities and any outstanding Tim Hortons Notes, to the extent of the value of the collateral securing such first-priority senior secured debt.

The Borrowers may redeem some or all of the 2014 Senior Notes at any time prior to October 1, 2017 at a price equal to 100% of the principal amount of the Notes redeemed plus a “make whole” premium and, at any time on or after October 1, 2017, at the redemption prices set forth in the Indenture. In addition, at any time prior to October 1, 2017, up to 40% of the aggregate principal amount of the 2014 Senior Notes may be redeemed with the net proceeds of certain equity offerings, at the redemption price specified in the Indenture. In connection with any tender offer for the 2014 Senior Notes, including a change of control offer or an asset sale offer, the Borrowers will have the right to redeem the 2014 Senior Notes at a redemption price equal to the amount offered in that tender offer if not less than 90% in aggregate principal amount of the outstanding 2014 Senior Notes validly tender and do not withdraw such 2014 Senior Notes in such tender offer. If the Borrowers experience a change of control, the holders of the 2014 Senior Notes will have the right to require the Borrowers to repurchase the 2014 Senior Notes at a purchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest and Additional Amounts (as defined in the Indenture), if any, to the date of such repurchase.

Tim Hortons Notes

At the time of the Transactions, Tim Hortons had the following senior unsecured notes outstanding: (i) C$300.0 million aggregate principal amount of 4.20% Senior Unsecured Notes, Series 1, due June 1, 2017 (“Series 1 Notes”), (ii) C$450.0 million aggregate principal amount of 4.52% Senior Unsecured Notes, Series 2, due December 1, 2023 (“Series 2 Notes”) and (iii) C$450.0 million aggregate principal amount of 2.85% Senior Unsecured Notes, Series 3, due April 1, 2019 (“Series 3 Notes”) (collectively, the “Tim Hortons Notes”). Due to the Transactions, and the resulting rating downgrade of Tim Hortons to below investment grade, Tim Hortons offered to repurchase for cash any and all of the outstanding Tim Hortons Notes on December 12, 2014. The consideration offered for Tim Hortons Notes properly tendered was an amount in cash equal to 101% of the principal amount of such tendered Tim Hortons Notes together with accrued and unpaid interest thereon. This initial offer expired on January 12, 2015, and on January 13, 2015 Tim Hortons accepted for purchase, and settled for cash, the following: (i) C$249.8 million Series 1 Notes; (ii) C$440.0 million Series 2 Notes and (iii) C$442.0 million Series 3 Notes.

On January 26, 2015, Tim Hortons commenced a second tender offer for the outstanding balance of the Tim Hortons Notes, expiring on February 23, 2015. The consideration offered for the Tim Hortons Notes properly tendered was an amount in cash equal to 100% of the principal amount of such tendered Tim Hortons Notes, together with accrued and unpaid interest thereon. Tim Hortons Notes properly tendered at 5:00 p.m., Toronto time, on February 6, 2015 (the “Early Tender Deadline”) received additional cash consideration of 1% of the principal amount of such tendered Tim Hortons Notes. On February 9, 2015 Tim Hortons accepted for purchase, and settled for cash, the following Tim Hortons Notes properly tendered at the Early Tender Deadline: (i) C$2.7 million Series 1 Notes; (ii) C$7.3 million Series 2 Notes and (iii) C$3.9 million Series 3 Notes. On February 24, 2015 Tim Hortons accepted for purchase, and settled for cash, the following: (i) C$132,000 Series 1 Notes; (ii) C$95,000 Series 2 Notes and (iii) C$215,000 Series 3 Notes. Subsequent to these tender offers, the following Tim Hortons Notes remain outstanding: (i) C$47.4 million Series 1 Notes; (ii) C$2.6 million Series 2 Notes and (iii) C$3.9 million Series 3 Notes.

Restrictions and Covenants

The Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, limit or restrict the ability of the Borrowers and certain of their subsidiaries to: incur additional indebtedness; make investments; incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make investments, loans and advances; pay or modify the terms of certain indebtedness; engage in certain transactions with affiliates. In addition, the Borrowers are required to not exceed a specified first lien senior secured leverage ratio in the event the sum of the amount of letters of credit in excess of $50,000,000 (other than those that are cash collateralized), any loans under the Revolving Credit Facility and any swingline loans outstanding as of the end of any fiscal quarter exceed 30% of the commitments under the Revolving Credit Facility.

The terms of the Indenture, among other things, limit the ability of the Borrowers and their restricted subsidiaries to: incur additional indebtedness; create liens or use assets as security in other transactions; declare or pay dividends, redeem stock or make other distributions to stockholders; make investments; merge or consolidate, or sell, transfer, lease or dispose of substantially of the Borrowers’ assets; enter into transactions with affiliates; sell or transfer certain assets; and agree to certain restrictions of the ability of restricted subsidiaries to make payments to us. These covenants are subject to a number of important qualifications, limitations and exceptions that are described in the Indenture.

The restrictions under the Credit Agreement and the Indenture have resulted in substantially all of our consolidated assets being restricted.

As of December 31, 2014, we were in compliance with all covenants of the Credit Agreement and Indenture, and there were no limitations on our ability to draw on our Revolving Credit Facility.

Preferred Shares

In connection with the Transactions, Berkshire Hathaway Inc. (“Berkshire”) and the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) pursuant to which National Indemnity Company, a wholly owned subsidiary of Berkshire, purchased for an aggregate purchase price of $3,000.0 million, (a) 68.5 million Class A 9.0% cumulative compounding perpetual voting preferred shares of the Company (the “Preferred Shares”) and (b) a warrant (the “Warrant”) to purchase common shares of the Company, at an exercise price of $0.01 per common share of the Company, representing 1.75% of the fully-diluted common shares of the Company as of the closing of the Transactions, including the common shares of the Company issuable upon the exercise of the Warrant, upon the terms and subject to the conditions set forth therein. On December 15, 2014, National Indemnity Company exercised the Warrant in full and received 8,438,225 common shares of the Company. Our articles provide that the maximum number of Preferred Shares that we are authorized to issue is limited to 68,530,939 Preferred Shares, which is the number of Preferred Shares issued to National Indemnity Company in connection with the Transactions.

Dividend Entitlements

The holders of the Preferred Shares are entitled to receive, as and when declared by our board of directors, cumulative cash dividends at an annual rate of 9% on the amount of the purchase price per Preferred Share, payable quarterly in arrears (“regular quarterly dividends”). Such dividends accrue daily on a cumulative basis, whether or not declared by our board of directors. If any such dividend or make-whole dividend (defined below) is not paid in full on the scheduled payment date or the required payment date, as applicable (the unpaid portion, “past due dividends”), additional cash dividends (“additional dividends”) shall accrue daily on a cumulative basis on past due dividends at an annual rate of 9%, compounded quarterly, whether or not such additional dividends are declared by our Board of Directors.

For each fiscal year of the Company during which any Preferred Shares are outstanding, beginning with the year that includes the third anniversary of the original issue date of such shares, in addition to the regular quarterly dividends, we are required to pay to the holder of the Preferred Shares an additional amount (a “make-whole dividend”). The amount of the make-whole dividend is determined by a formula designed to ensure that on an after tax basis the net amount of the dividends received by the holder on the Preferred Shares from the original issue date is the same as it would have been had we been a U.S. corporation. The make-whole dividend can be paid, at our option, in cash, common shares or a combination of both. If, however, the common shares issued to the holder would be “restricted securities” within the meaning of Rule 144(a)(3) of the Securities Act, such common shares must be covered by an effective registration statement permitting them to be freely tradable. In addition, any common shares so issued will be valued for purposes of the make-whole dividend at 97% of the average volume weighted average price of our common shares over the five consecutive trading days prior to the delivery of such shares. The make-whole dividends are payable not later than 75 days after the close of each fiscal year starting with the fiscal year that includes the third anniversary of the original issue date. The right to receive the make-whole dividends shall terminate if and at the time that 100% of the outstanding Preferred Shares are no longer held by Berkshire or any one of its subsidiaries; provided, however, that in the event of a redemption of Preferred Shares or a liquidation, dissolution or winding up of our affairs, a final make-whole dividend for the year of redemption or liquidation will be computed and paid with respect to all Preferred Shares subject to the redemption, and in the case of a liquidation, with respect to all Preferred Shares.

Voting Rights

Except as otherwise provided by law, the holders of Preferred Shares are entitled to (i) receive notice of and to attend all shareholder meetings that the holders of the common shares of the Company are entitled to attend, (ii) receive copies of all notices and other materials sent by the Company to its shareholders relating to such meetings, and (iii) vote at such meetings. At any such meeting, holders of the Preferred Shares are entitled to cast one vote for each Preferred Share. Berkshire has agreed with us that (i) with respect to Preferred Shares representing 10% of the total votes attached to all voting shares of the Company, Berkshire may vote such shares with respect to matters on which it votes as a class with all the Company voting shares, in any manner it wishes and (ii) with respect to Preferred Shares representing in excess of 10% of the total votes attached to all voting shares of the Company, Berkshire will vote such shares with respect to matters on which it votes as a class with all the Company voting shares in a manner proportionate to the manner in which the other holders of voting shares voted in respect of such matter. This voting agreement does not apply with respect to special approval matters.

Redemption

The Preferred Shares may be redeemed at our option, in whole or in part, at any time on and after the third anniversary of their original issuance on the closing date of the Transactions. After the tenth anniversary of the original issue date, holders of not less than a majority of the outstanding Preferred Shares may cause us to redeem the Preferred Shares at a redemption price of 109.9% of the amount of the purchase price per Preferred Share plus accrued and unpaid dividends and unpaid make-whole dividends. Holders of Preferred Shares also hold a contingently exercisable option to cause us to redeem their preferred shares at the redemption price in the event of a change in control. In the event that a triggering event (as defined below) is announced, the holders of not less than a majority of the Preferred Shares may require us, to the fullest extent permitted by law, to redeem all of the outstanding Preferred Shares of such holders at a price equal to the redemption price for each redeemed share on the date of the consummation of the triggering event. For this purpose, a “triggering event” means the occurrence of one or more of the following: (i) the acquisition of the Company by another entity by means of a merger, amalgamation, arrangement, consolidation, reorganization or other transaction or series of related transactions if the Company’s shareholders constituted immediately prior to such transaction or series of related transactions hold less than 50% of the voting power of the surviving or acquiring entity; (ii) the closing of the transfer, in one transaction or a series of related transactions, to a person or entity (or a group of persons or entities) of the Company’s securities if, after such closing, the Company’s shareholders constituted immediately prior to such transaction or series of related transactions hold less than 50% of the voting power of the Company or its successor; or (iii) a sale, license or other disposition (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company. Since the redemption features are not solely within the control of the Company, the Preferred Shares are classified as temporary equity. Once a Preferred Share has been redeemed in full, it must be cancelled and may not be reissued.

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, holders of Preferred Shares shall be entitled to receive for each Preferred Share, out of the assets of the Company or proceeds thereof available for distribution to shareholders of the Company, and after satisfaction of all liabilities and obligations to creditors of the Company, before any distribution of such assets or proceeds is made to or set aside for the holders of common shares of the Company, junior shares or any other shares of the Company ranking junior to the Preferred Shares as to such distribution, payment in full in cash in an amount equal to the sum of (i) for Preferred Shares that have not been redeemed, a price of 109.9% of the purchase price per Preferred Share (the “Call Amount”), plus (ii) for all Holdings preferred shares, the accrued and unpaid dividends per share, including any and all past due dividends and additional dividends on such past due dividends, in each case, whether or not declared, to each date of payment, and unpaid make-whole dividends for all prior fiscal years and a final make-whole dividend payment, as well as past due dividends in respect thereof and amounts accrued thereon, in each case, whether or not declared. If such liquidation preference is paid in full on all Preferred Shares the holders of other shares of the Company shall be entitled to receive all remaining assets of the Company (or proceeds thereof) according to their respective rights and obligations.

Transfer

The Preferred Shares are subject to restrictions on transfer. Berkshire has agreed in the Securities Purchase Agreement that, until the fifth anniversary of the closing of the Transactions, it may not transfer the Preferred Shares without the consent of the holders of at least 25% of our common shares (except to a subsidiary in which it owns at least 80% of the equity interests). On or after such fifth anniversary, Berkshire (or any such subsidiary) may transfer the Preferred Shares provided that any such transfer must be in minimum increments of at least $600,000,000 of aggregate liquidation value.

Cash Dividends

As noted above, the Preferred Shares require a 9.0% annual dividend to be paid quarterly in cash. No dividends were paid on the Preferred Shares during 2014 but we have declared a dividend on the Preferred Shares in the aggregate amount of $82.5 million for the period of December 12, 2014 to December 31, 2014 as well as the first quarter of 2015 and we expect to begin making quarterly dividend payments of $67.5 million ($270.0 million per year) on the Preferred Shares going forward. The quarterly dividend on the Preferred Shares is due on April 1st, July 1st, October 1st and January 1st of each year.

On February 17, 2015, our Board of Directors declared a dividend of $0.09 per common share, payable on April 2, 2015 to shareholders of record on March 3, 2015. The Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.09 per exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above. On February 16, 2015, our Board of Directors also declared a quarterly dividend of $1.20 per Preferred Share, for a total of $82.5 million, payable on April 1, 2015.

No dividend may be declared or paid on common shares of the Company until a dividend is declared or paid on the Preferred Shares. In addition, if holders of at least a majority of the outstanding Preferred Shares have delivered a notice to exercise their right to have the Company redeem the Preferred Shares, no dividend may be declared or paid on our common shares (except that dividends declared on our common shares prior to the date of such delivery may be paid), unless on the date of such declaration or payment all Preferred Shares subject to such notice have been redeemed in full.

In addition, because we are a holding company, our ability to pay cash dividends on our common shares may be limited by restrictions under our debt agreements. Although we do not have a dividend policy, our Board of Directors may, subject to compliance with the covenants contained in our debt agreements and other considerations, determine to pay dividends in the future. We expect to pay for all dividends from cash generated from our operations.

Outstanding Security Data

As at February 12, 2015, we had outstanding 202,124,433 common shares, 68,530,939 Preferred Shares and one special voting share. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of the Company, holders of our common shares vote together as a single class with the Preferred Shares and the special voting share except as otherwise provided by law. For information on share-based compensation and our outstanding equity awards, see Note 18 to our audited consolidated financial statements in Item 8 of our Annual Report.

The number of Partnership exchangeable units outstanding as at February 12, 2015 was 265,041,783. From and after December 12, 2015, the holder of a Partnership exchangeable unit will have the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership to determine to settle any such exchange for a cash payment in lieu of our common shares.

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $259.3 million in 2014, compared to $325.2 million in 2013. The decrease in cash provided by operating activities was driven primarily by a decrease in net income, excluding non-cash adjustments, primarily driven by transaction costs and an increase in cash interest payments.

Cash provided by operating activities was $325.2 million in 2013, compared to $224.4 million in 2012. The increase in cash provided by operating activities was driven primarily by changes in working capital resulting from the timing of advertising expenditures, lower interest and income tax payments and an increase in net income, excluding non-cash adjustments.

Investing Activities

Cash used in investing activities was $7,790.8 million in 2014, compared to cash provided by investing activities of $43.0 million in 2013. The change in investing activities was driven primarily as a result of the acquisition of Tim Hortons, payments for the settlement/sale of derivatives, a decrease in proceeds from refranchisings, net, and an increase in capital expenditures, partially offset by a decrease in payments for acquired franchisee operations.

Cash provided by investing activities was $43.0 million in 2013, compared to $33.6 million in 2012. The increase in cash provided by investing activities was driven primarily as a result of a decrease in capital expenditures and a decrease in payments for acquired franchise operations, partially offset by a decrease in proceeds from refranchisings, net.

Capital expenditures have historically been comprised primarily of (i) costs to build new Company restaurants and new restaurants that we lease to franchisees, (ii) costs to maintain the appearance of existing restaurants in accordance with our standards, including investments in new equipment and remodeling, and restaurant replacements and (iii) investments in replacement and expansion projects at our distribution facilities, investments in information technology systems and other corporate needs. The following table presents capital expenditures, by type of expenditure:

	2014	2013	2012
New restaurants	$4.5	$1.1	$1.1
Existing restaurants	12.4	11.2	49.0
Other, including corporate	14.0	13.2	20.1

Total	$30.9	$25.5	$70.2

We expect capital expenditures of approximately $180.0 million in 2015. Our actual capital expenditures may be affected by economic and other factors. We expect to fund capital expenditures from cash on hand and cash flow from operations.

Financing Activities

Cash provided by financing activities was $8,565.9 million in 2014, compared to cash used for financing activities of $132.7 million in 2013. The increase in cash provided by financing activities was primarily a result of borrowings under the 2014 Term Loan Facility, the issuance of the Preferred Shares and the issuance of the 2014 Senior Notes to fund the Transactions. These increases in cash were partially offset by principal repayment of the 2012 Term Loan Facility, the redemption of our 2010 Senior Notes and 2011 Discount Notes as a result of the Transactions, payments for financing costs and an increase in dividend payments.

Cash used for financing activities was $132.7 million in 2013, compared to $174.6 million in 2012. The decrease in cash used for financing activities was driven primarily as a result of cash used for the prepayment of term loans and repurchase of Senior Notes and Discount Notes and the payment of financing costs during 2012, partially offset by higher scheduled debt principal payments, higher dividend payments and share repurchases during 2013.

Contractual Obligations and Commitments

Our significant contractual obligations and commitments as of December 31, 2014 are shown in the following table.

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Credit Facilities, including interest (1)	$9,116.6	$376.8	$745.2	$1,001.6	$6,993.0
2014 Senior Notes, including interest	3,226.2	132.4	270.0	270.0	2,553.8
Tim Hortons Notes, including interest	1,227.7	1,065.6	21.5	22.3	118.3
Preferred Shares dividends (2)	2,715.0	285.0	540.0	540.0	1,350.0
Operating lease obligations	1,734.6	186.0	341.9	284.4	922.3
Purchase commitments (3)	725.1	601.8	80.3	40.4	2.6
Capital lease obligations	326.0	35.4	65.4	51.8	173.4
Unrecognized tax benefits (4)	54.4	—	—	—	—

Total	$19,125.6	$2,683.0	$2,064.3	$2,210.5	$12,113.4

(1)	We have estimated our interest payments through the maturity of our Credit Facilities based on current LIBOR rates.
(2)	Represents dividend payments on our Preferred Shares.
(3)	Includes open purchase orders, as well as commitments to purchase certain food ingredients and advertising expenditures, and obligations related to information technology and service agreements.
(4)	We have provided only a total in the table above since the timing of the unrecognized tax benefit payments is unknown.

Other Commercial Commitments and Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2000, we entered into long-term, exclusive contracts with soft drink vendors to supply Company and franchise restaurants with their products and obligating Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit and as of December 31, 2014, we estimate it will take approximately 17 years for these purchase commitments to be completed. If these agreements were terminated, we would be obligated to pay an aggregate amount equal to approximately $545 million as of December 31, 2014 based on an amount per gallon for each gallon of soft drink syrup remaining in the purchase commitments, interest and certain other costs.

In 2014, Tim Hortons entered into an agreement with a supplier requiring minimum purchase obligations, within the normal course of operations. As of December 31, 2014, there is a minimum purchase obligation of approximately $92 million remaining over a five year term.

From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of December 31, 2014, there were $123.9 million of loans outstanding to Burger King franchisees that we had guaranteed under five such programs, with additional franchisee borrowing capacity of approximately $198.3 million remaining. Our maximum guarantee liability under these five programs is limited to an aggregate of $32.2 million, assuming full utilization of all borrowing capacity. We record a liability in the period the loans are funded and the maximum term of the guarantee is approximately ten years. As of December 31, 2014, the liability reflecting the fair value of these guarantee obligations was $5.1 million. In addition to these five programs, as of December 31, 2014, we also had a liability of $0.2 million, with a potential maximum guarantee exposure of $3.3 million, in connection with TH franchisee loan guarantees. No significant payments have been made by us in connection with these guarantees through December 31, 2014.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our audited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis and we base our estimates on historical experience and various other assumptions we deem reasonable to the situation. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Volatile credit, equity, foreign currency and energy markets, and declines in consumer spending have increased and may continue to create uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in our estimates could materially impact our results of operations and financial condition in any particular period.

We consider our critical accounting policies and estimates to be as follows based on the high degree of judgment or complexity in their application:

Business Combinations

The acquisition of Tim Hortons was accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with ASC Topic 805, Business Combinations. The acquisition method of accounting involves the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions to derive fair values and to complete the allocation. Acquisition accounting allows for up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities assumed at December 12, 2014. As of December 31, 2014 we have recorded preliminary acquisition accounting allocations, which are subject to revision as we obtain additional information necessary to complete the fair value studies and acquisition accounting.

In the event that actual results vary from any of the estimates or assumptions used in the valuation or allocation process, we may be required to record an impairment charge or an increase in depreciation or amortization in future periods, or both.

See Note 1 of the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information about accounting for the Transactions.

Goodwill and Intangible Assets Not Subject to Amortization

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in connection with the Transactions and the 3G Acquisition. Our indefinite-lived intangible assets consist of the Tim Hortons brand and the Burger King brand (the “Brands”). We test goodwill and the Brands for impairment on an annual basis and more often if an event occurs or circumstances change that indicates impairment might exist. Our impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount, and if required, followed by a two-step process of determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to the two-step process, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the two-step process, if the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the estimated fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value. Our impairment review for the Brands consists of a qualitative assessment similar to goodwill and if necessary, a comparison of the fair value of the Brands with carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds carrying amount, the asset is not considered impaired.

Goodwill and our Brands are tested for impairment at least annually as of October 1 of each year. Estimated goodwill arising as a result of the Transactions has not yet been allocated to reporting units for goodwill impairment testing purposes, but will be allocated upon completion of the fair value studies in 2015. The goodwill and Tim Hortons brand recognized as a result of the Transactions will be tested for impairment as part of our annual impairment testing in 2015.

We completed our goodwill and Burger King Brand impairment tests as of October 1, 2014, 2013 and 2012 and no impairment resulted. Significant changes in the estimates used in our analysis could result in an impairment charge related to goodwill and/or intangible assets not subject to amortization. In addition, we could record impairment losses in the future if profitability and cash flows of our reporting units decline to the point where their carrying values exceeded their market values.

See Note 2 to our audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for additional information about goodwill and intangible assets not subject to amortization.

Long-lived Assets

Long-lived assets (including intangible assets subject to amortization) are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

Some of the events or changes in circumstances that would trigger an impairment test include, but are not limited to:

•	bankruptcy proceedings or other significant financial distress of a lessee;

•	significant negative industry or economic trends;

•	knowledge of transactions involving the sale of similar property at amounts below our carrying value; or

•	our expectation to dispose of long-lived assets before the end of their estimated useful lives, even though the assets do not meet the criteria to be classified as “held for sale.”

The impairment test for long-lived assets requires us to assess the recoverability of our long-lived assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from our use and eventual disposition of the assets. If the net carrying value of a group of long-lived assets exceeds the sum of related undiscounted estimated future cash flows, we would be required to record an impairment charge equal to the excess, if any, of net carrying value over fair value.

When assessing the recoverability of our long-lived assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of rental income, capital requirements for maintaining property and residual values of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge.

See Note 2 of the audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for additional information about accounting for long-lived assets.

Accounting for Income Taxes

We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carry-forwards. When considered necessary, we record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance.

We file income tax returns, including returns for our subsidiaries, with federal, provincial, state, local and foreign jurisdictions. We are subject to routine examination by taxing authorities in these jurisdictions. We apply a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate available evidence to determine if it appears more likely than not that an uncertain tax position will be sustained on an audit by a taxing authority, based solely on the technical merits of the tax position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settling the uncertain tax position.

Although we believe we have adequately accounted for our uncertain tax positions, from time to time, audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We adjust our uncertain tax positions in light of changing facts and circumstances, such as the completion of a tax audit, expiration of a statute of limitations, the refinement of an estimate, and interest accruals associated with uncertain tax positions until they are resolved. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters. However, to the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

We use an estimate of the annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end.

See Note 11 of our audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for additional information about accounting for income taxes.

Share-based Compensation

We have issued stock options and stock options with tandem stock appreciation rights (“SARs”) to certain employees, and restricted stock units (“RSUs”) to our directors. Of these, determining the fair value of stock options and stock options with tandem SARs and the related share-based compensation expense is subject to significant judgment and estimates.

We use the Black-Scholes option pricing model to value outstanding stock options, which requires the use of subjective assumptions, such as: the estimated length of time employees will retain their stock options before exercising them (the “expected term”) and the expected volatility of our common share price over the expected term, which is estimated based on a review of the equity volatilities of publicly-traded guideline companies for a period similar to the expected term of the option. Additionally, we estimate pre-vesting forfeitures for purposes of determining compensation expense to be recognized.

With the exception of stock options issued with tandem SARs (see below), we recognize share-based compensation cost based on the grant date estimated fair value of each award, net of estimated forfeitures, over the employee’s requisite service period, which is generally the vesting period of the equity grant. For awards that have a cliff-vesting schedule, share-based compensation cost is recognized ratably over the requisite service period.

As a result of the Transactions, we granted certain stock options with tandem SARs, in exchange for historical Tim Hortons stock options with tandem SARs, which terminate upon the expiration, forfeiture, or exercise of the related option, and are exercisable only to the extent that the related option is exercisable. Stock options with tandem SARs allow the employee to exercise the stock option to receive common shares or to exercise the SAR and receive a cash payment equal to the difference between the market price of the share on the exercise date and the exercise price of the stock option. Stock options with tandem SARs are accounted for using the liability method, which results in a revaluation of the liability to fair value each period, and are expensed over the vesting period. Changes in subjective assumptions, as well as changes in the share price from period to period, can materially affect the estimate of fair value of share-based compensation and, consequently, the related amount of compensation expense recognized in the Consolidated Statement of Operations.

Investments in Unconsolidated Entities

We evaluate the recoverability of the carrying amount of our equity investments accounted for using the equity method when there is an indication of potential impairment. When an indication of potential impairment is present, we record a write-down of the equity investment if and when the amount of its estimated realizable value falls below carrying amount and we determine that this shortfall is other-than-temporary. Indications of a potential impairment that would cause us to perform this evaluation include, but are not necessarily limited to, an inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment or a quoted market price per share that remains significantly below our carrying amount per share for a sustained period of time. In determining whether a decline in the investment’s estimated realizable value is other-than-temporary, we consider the length of time and the extent to which such value has been less than the carrying amount, the financial condition and prospects of the investee, and our ability and intent to retain our equity investment for a period of time sufficient to allow for any anticipated recovery in value. In the event that we determine that a decline in value is other-than-temporary, we recognize an impairment charge for the reduction in the value of the equity investment.

If we need to assess the recoverability of our equity method investments, we will make assumptions regarding estimated future cash flows and other factors. Some of these assumptions will involve a high degree of judgment and also bear a significant impact on the assessment conclusions. We will formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge.

New Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies – New Accounting Pronouncements,” in the Notes to our audited Consolidated Financial Statements for a discussion of new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to market risks associated with currency exchange rates, interest rates, commodity prices and inflation. In the normal course of business and in accordance with our policies, we manage these risks through a variety of strategies, which may include the use of derivative financial instruments to hedge our underlying exposures. Our policies prohibit the use of derivative instruments for speculative purposes, and we have procedures in place to monitor and control their use.

Currency Exchange Risk

We report our results in U.S. dollars, which is our functional currency. The international operations of each of BK and TH are impacted by fluctuations in currency exchange rates and changes in currency regulations. Royalty payments from Burger King franchisees in our European markets and in certain other countries are denominated in currencies other than U.S. dollars. The majority of TH’s operations, income, revenues, expenses and cash flows are denominated in Canadian dollars, which we translate to U.S. dollars for our financial reporting purposes. Furthermore, franchise royalties from each of Burger King’s and Tim Hortons international franchisees are calculated based on local currency sales; consequently franchise revenues are still impacted by fluctuations in currency exchange rates. Each of their respective revenues and expenses are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates. We enter into forward contracts to reduce our exposure to volatility from foreign currency fluctuations associated with certain foreign currency-denominated assets. However, for a variety of reasons, we do not hedge our revenue exposure in other currencies. Therefore, we are exposed to volatility in those other currencies, and this volatility may differ from period to period. As a result, the foreign currency impact on our operating results for one period may not be indicative of future results. We also use forward currency contracts to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee and certain intercompany purchases, made by our Tim Hortons Canadian operations.

We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. We have entered into cross currency swaps to hedge a portion of our net investment in such foreign operations against adverse movements in exchange rates. We designated cross currency contracts with a total notional value of $5,315.0 million between Canadian dollar and U.S. dollar and the Euro and U.S. dollar, as net investment hedges of a portion of our equity in foreign operations in those currencies. The fair value of the cross currency swaps is calculated each period with changes in the fair value of these instruments reported in accumulated other comprehensive income (loss) to economically offset the change in the value of the net investment in these designated foreign operations driven by changes in foreign exchange rates. The net unrealized gains totaled $29.7 million as of December 31, 2014. Such amounts will remain in accumulated other comprehensive income (loss) until the complete or substantially complete liquidation of our investment in the underlying foreign operations.

From time to time, we have entered into foreign currency forward contracts intended to economically hedge our income statement exposure to fluctuations in exchange rates associated with our intercompany loans denominated in foreign currencies. We are exposed to losses in the event of nonperformance by counterparties on these forward contracts. We attempt to minimize this risk by selecting counterparties with investment grade credit ratings and regularly monitoring our market position with each counterparty.

During 2014, income from operations would have decreased or increased $21.0 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volumes. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.

Interest Rate Risk

We are exposed to changes in interest rates related to our Term Loan Facility and Revolving Credit Facility, which bear interest at LIBOR/EURIBOR plus a spread, subject to a LIBOR/EURIBOR floor. Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in LIBOR/EURIBOR, we have entered into interest rate swaps. We account for these derivatives as cash flow hedges, and as such, the effective portion of unrealized changes in market value has been recorded in accumulated other comprehensive income (loss) and is reclassified to earnings during the period in which the hedge transaction affects earnings. At December 31, 2014, we had a series of six forward-starting receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments associated with our Term Loan Facility beginning April 1, 2015, through the expiration of the sixth swap on March 31, 2021. The initial notional value of the swap is $6,733.1 million, which will align with the outstanding principal balance of the Term Loan Facility as of April 1, 2015, and will be reduced quarterly in accordance with the principal repayments of the Term Loan Facility. Each year in March, the existing interest rate swap will expire and will be immediately replaced with a new interest rate swap until the expiration of the arrangement on March 31, 2021.

Commodity Price Risk

We purchase certain products, including beef, chicken, cheese, French fries, tomatoes, coffee, wheat, edible oils, sugar and other commodities, which are subject to price volatility that is caused by weather, market conditions and other factors that are not considered predictable or within our control. However, in our TH business, we employ various purchasing and pricing contract techniques, such as setting fixed prices for periods of up to one year with suppliers, in an effort to minimize volatility of certain of these commodities. Given that we purchase a significant amount of green coffee, we typically have purchase commitments fixing the price for a minimum of six to twelve months depending upon prevailing market conditions. We also typically hedge against the risk of foreign exchange on green coffee prices at the same time.

Additionally, our ability to recover increased costs is typically limited by the competitive environment in which we operate. We occasionally take forward pricing positions through our suppliers to manage commodity prices. As a result, we purchase beef and other commodities at market prices, which fluctuate on a daily basis and may differ between different geographic regions, where local regulations may affect the volatility of commodity prices.

We do not make use of financial instruments to hedge commodity prices. As we make purchases beyond our current commitments, we may be subject to higher commodity prices depending upon prevailing market conditions at such time. Generally, increases and decreases in commodity costs are largely passed through to franchisees, resulting in higher or lower revenues and higher or lower costs of sales from our business. These changes may impact margins as many of these products are typically priced based on a fixed-dollar mark-up. We and our franchisees have some ability to increase product pricing to offset a rise in commodity prices, subject to acceptance by franchisees and guests.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation did not have a material impact on our operations in 2014, 2013 or 2012. Several factors tend to reduce the impact of inflation for our business: inventories approximate current market prices, property holdings at fixed costs are substantial, and there is some ability to adjust prices. However, severe increases in inflation could affect the global, Canadian and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. If several of the various costs in our business experience inflation at the same time, such as commodity price increases beyond our ability to control and increased labor costs, we and our franchisees may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.

Special Note Regarding Forward-Looking Statements

Certain information contained in our Annual Report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) the benefits of our fully franchised business model; (ii) the domestic and international growth opportunities for the Tim Hortons and Burger King brands, both in existing and new markets and our ability to accelerate international development through joint venture structures and master franchise and development agreements; (iii) the impact of the Burger King four pillar strategy on same store sales, the growth of the Burger King brand and our profitability; (iv) the amount and timing of additional G&A expenses associated with restructuring activities following the consummation of the Transactions and the anticipated benefits that we will recognize from such restructuring; (v) the impact of our implementation of our Zero Based Budgeting (ZBB) initiative at TH, (v) the impact of certain franchise incentives on our financial results, (vi) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, and our ability to meet such obligations, (vii) our exposure to changes in interest rates and foreign currency exchange rates and the impact of changes in interest rates and foreign currency exchange rates on the amount of our interest payments, future earnings and cash flows, and (viii) our future financial and operational results.

These forward looking statements represent management’s expectations as of the date hereof. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our relationship with, and the success of, our franchisees and risks related to our restaurant ownership mix; (4) the effectiveness of our marketing and advertising programs and franchisee support of these programs; (5) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (6) our ability to successfully implement our domestic and international growth strategy and risks related to our international operations; (7) our reliance on master franchisees and subfranchisees to accelerate restaurant growth; (8) the ability of our credit facilities’ and derivatives’ counterparties to fulfill their commitments and/or obligations; (9) our ability to successfully apply the ZBB model to the TH’s operations and to achieve the anticipated synergies through shared services; and (10) the restructuring activities that we have and will continue to implement in connection with the Transactions.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled “Item 1A - Risk Factors” of our Annual Report as well as other materials that we from time to time file with, or furnish to, the SEC or file with Canadian securities regulatory authorities on SEDAR. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this annual report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Item 8.	Financial Statements and Supplementary Data

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements, related notes and other information included in this annual report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include certain amounts based on management’s estimates and assumptions. Other financial information presented in the annual report is derived from the financial statements.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting included all of the Company’s consolidated operations except for the operations of Tim Hortons Inc., which the Company acquired in December 2014. Tim Hortons Inc. operations represented $14,485.3 million of the Company’s consolidated total assets (which includes purchase accounting adjustments within the scope of the assessment) and $142.1 million of the Company’s consolidated total revenues as of and for the year ended December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Restaurant Brands International Inc.:

We have audited the accompanying consolidated balance sheets of Restaurant Brands International Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Restaurant Brands International Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Restaurant Brands International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Restaurant Brands International Inc. acquired Tim Hortons Inc. during 2014, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, Tim Hortons Inc.’s internal control over financial reporting associated with total assets of $14,485.3 million (which includes purchase accounting adjustments within the scope of the assessment) and total revenues of $142.1 million included in the consolidated financial statements of Restaurant Brands International Inc. and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of Restaurant Brands International Inc. also excluded an evaluation of the internal control over financial reporting of Tim Hortons Inc.

(signed) KPMG LLP

March 2, 2015

Miami, Florida

Certified Public Accountants

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

	As of
	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,803.2	$786.9
Restricted cash and cash equivalents	84.5	—
Trade and notes receivable, net	439.9	179.7
Inventories and other current assets, net	194.9	69.8
Advertising fund restricted assets	53.0	—
Deferred income taxes, net	85.6	38.0

Total current assets	2,661.1	1,074.4

Property and equipment, net of accumulated depreciation of $226.7 million and $187.9 million, respectively	2,539.6	801.5
Intangible assets, net	9,441.1	2,796.0
Goodwill	5,851.3	630.0
Net investment in property leased to franchisees	140.5	163.1
Other assets, net	530.4	363.5

Total assets	$21,164.0	$5,828.5

LIABILITIES, REDEEMABLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$223.0	$31.1
Accrued advertising	25.9	56.5
Other accrued liabilities	318.8	155.0
Gift card liability	187.0	22.0
Advertising fund liabilities	45.6	—
Tim Hortons Notes	1,044.8	—
Current portion of long term debt and capital leases	80.1	81.4

Total current liabilities	1,925.2	346.0

Term debt, net of current portion	8,936.7	2,880.2
Capital leases, net of current portion	175.7	75.4
Other liabilities, net	644.1	317.9
Deferred income taxes, net	1,862.1	692.8

Total liabilities	13,543.8	4,312.3

Commitments and Contingencies (Note 23)
Redeemable preferred shares; $43.775848 par value; 68,530,939 shares authorized, issued and outstanding at December 31, 2014; 0 authorized, issued and outstanding at December 31, 2013	3,297.0	—

Shareholders’ Equity:
Common shares, no par value at December 31, 2014, $0.01 par value at December 31, 2013, unlimited shares authorized at December 31, 2014, 2,000,000,000 shares authorized at December 31, 2013, 202,052,741 shares issued and outstanding at December 31, 2014; 352,161,950 shares issued at December 31, 2013	1,755.0	3.5
Additional paid-in capital	—	1,239.9
(Accumulated deficit) retained earnings	227.6	225.5
Accumulated other comprehensive income (loss)	(111.7)	54.6
Treasury stock, at cost; zero shares at December 31, 2014 and 345,286 shares at December 31, 2013	—	(7.3)

Total Restaurant Brands International Inc. shareholders’ equity	1,870.9	1,516.2
Noncontrolling interests	2,452.3	—

Total shareholders’ equity	4,323.2	1,516.2

Total liabilities, redeemable preferred shares and shareholders’ equity	$21,164.0	$5,828.5

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board of Directors:

By:	/s/ Alexandre Behring	By:	/s/ Paul J. Fribourg

	Alexandre Behring, Executive Chairman		Paul J. Fribourg, Director

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In millions of U.S. dollars, except per share data)

	2014	2013	2012

Revenues:
Sales	$167.4	$222.7	$1,169.0
Franchise and property revenues	1,029.9	923.6	801.9

Total revenues	1,197.3	1,146.3	1,970.9
Cost of sales	152.5	195.3	1,037.2
Franchise and property expenses	180.9	152.4	115.1
Selling, general and administrative expenses	345.4	242.4	347.6
(Income) loss from equity method investments	9.2	12.7	4.1
Other operating expenses (income), net	326.9	21.3	49.2

Total operating costs and expenses	1,014.9	624.1	1,553.2

Income from operations	182.4	522.2	417.7
Interest expense, net	280.1	200.0	223.8
Loss on early extinguishment of debt	155.4	—	34.2

Income (loss) before income taxes	(253.1)	322.2	159.7
Income tax expense	24.3	88.5	42.0

Net income (loss)	(277.4)	233.7	117.7

Net income (loss) attributable to noncontrolling interests (Note 17)	(435.4)	—	—
Net income (loss) attributable to Restaurant Brands International Inc.	158.0	233.7	117.7

Preferred shares dividends	13.8	—	—
Accretion of preferred shares to redemption value	546.4	—	—

Net income (loss) attributable to common shareholders	$(402.2)	$233.7	$117.7

Earnings (loss) per common share:
Basic	$(1.17)	$0.67	$0.34
Diluted	$(2.34)	$0.65	$0.33
Weighted average shares outstanding
Basic	343.7	351.0	349.7
Diluted	358.2	357.8	354.1
Dividends per common share	$0.30	$0.24	$0.04

See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In millions of U.S. dollars)

	2014	2013	2012

Net income (loss)	$(277.4)	$233.7	$117.7

Foreign currency translation adjustment	(227.2)	50.1	15.5
Reclassification of foreign currency translation adjustment into net income	—	(3.0)	—
Net change in fair value of net investment hedges (net of tax of $20.9, $5.7 and $4.2)	45.4	(9.1)	(6.6)
Net change in fair value of cash flow hedges (net of tax of $57.6, $65.8 and $6.4)	(98.7)	103.3	(10.0)
Amounts reclassified to earnings of cash flow hedges (net of tax of $2.7, $2.3 and $4.6)	(4.1)	3.8	7.0
Pension and post-retirement benefit plans (net of tax of $12.3, $10.7 and $0.2)	(23.8)	20.8	(1.3)
Amortization of prior service (credits) costs (net of tax of $1.1, $1.2 and $1.0)	(1.8)	(1.8)	(1.6)
Amortization of actuarial (gains) losses (net of tax of $0.0, $0.4 and $0.0)	(1.0)	0.8	—

Other comprehensive income (loss)	(311.2)	164.9	3.0

Comprehensive income (loss)	(588.6)	398.6	120.7
Comprehensive income (loss) attributable to noncontrolling interests	(466.8)	—	—

Comprehensive income (loss) attributable to Restaurant Brands International, Inc.	$(121.8)	$398.6	$120.7

See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(In millions of U.S. dollars, except per share data)

	Issued Common Shares		Additional Paid- In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
	Shares	Amount

Balances at December 31, 2011	348.2	$3.5	$1,186.6	$(27.6)	$(113.3)	$—	$—	$1,049.2
Stock option exercises	0.5	—	1.5	—	—	—	—	1.5
Share-based compensation	—	—	12.2	—	—	—	—	12.2
Issuance of shares	1.5	—	5.4	—	—	—	—	5.4
Dividend paid on common shares ($0.04 per share)	—	—	—	(14.0)	—	—	—	(14.0)
Net income	—	—	—	117.7	—	—	—	117.7
Other comprehensive income (loss)	—	—	—	—	3.0	—	—	3.0

Balances at December 31, 2012	350.2	$3.5	$1,205.7	$76.1	$(110.3)	$—	$—	$1,175.0
Stock option exercises	1.7	—	6.0	—	—	—	—	6.0
Stock option tax benefits	—	—	10.1	—	—	—	—	10.1
Share-based compensation	—	—	14.6	—	—	—	—	14.6
Issuance of shares	0.3	—	3.5	—	—	—	—	3.5
Treasury stock purchases	—	—	—	—	—	(7.3)	—	(7.3)
Dividend paid on common shares ($0.24 per share)	—	—	—	(84.3)	—	—	—	(84.3)
Net income	—	—	—	233.7	—	—	—	233.7
Other comprehensive income (loss)	—	—	—	—	164.9	—	—	164.9

Balances at December 31, 2013	352.2	$3.5	$1,239.9	$225.5	$54.6	$(7.3)	$—	$1,516.2
Stock option exercises	0.1	—	0.4	—	—	—	—	0.4
Share-based compensation	—	—	25.8	—	—	—	—	25.8
Issuance of shares	0.1	—	3.3	—	—	—	—	3.3
Dividend paid on common shares ($0.30 per share)	—	—	—	(105.6)	—	—	—	(105.6)
Retirement of treasury stock	(0.3)	—	(7.3)	—	—	7.3	—	—
Transfer of Additional Paid-In Capital balance to common shares	—	1,262.1	(1,262.1)	—	—	—	—	—
Transfers to noncontrolling interests	(265.0)	(3,003.0)	—	(28.5)	113.5	—	2,918.0	—
Issuance of warrant	—	247.6	—	—	—	—	—	247.6
Accretion of preferred shares to redemption value	—	(538.4)	—	(8.0)	—	—	—	(546.4)
Preferred share dividends	—	—	—	(13.8)	—	—	—	(13.8)
Issuance of 106,565,335 shares from acquisition of Tim Hortons	106.6	3,783.1	—	—	—	—	—	3,783.1
Noncontrolling interest from acquisition of Tim Hortons	—	—	—	—	—	—	1.1	1.1
Exercise of warrant	8.4	0.1	—	—	—	—	—	0.1
Net income (loss)	—	—	—	158.0	—	—	(435.4)	(277.4)
Other comprehensive income (loss)	—	—	—	—	(279.8)	—	(31.4)	(311.2)

Balances at December 31, 2014	202.1	$1,755.0	$—	$227.6	$(111.7)	$—	$2,452.3	$4,323.2

See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(277.4)	$233.7	$117.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72.9	65.8	114.2
Loss on early extinguishment of debt	127.3	—	34.2
Amortization of deferred financing costs and debt issuance discount	60.2	56.3	57.0
(Income) loss from equity method investments	9.2	12.7	4.1
Loss (gain) on remeasurement of foreign denominated transactions	(6.2)	0.3	(8.2)
Amortization of defined benefit pension and postretirement items	(3.9)	(2.1)	(2.5)
Net losses (gains) on derivatives	297.5	6.1	11.8
Net losses (gains) on refranchisings and dispositions of assets	17.6	(3.9)	27.0
Bad debt expense (recoveries), net	1.9	2.0	(0.8)
Share-based compensation expense	43.1	14.8	12.2
Amortization of inventory step-up	7.4	—	—
Deferred income taxes	(52.9)	32.1	8.9
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Restricted cash and cash equivalents	(36.4)	—	—
Trade and notes receivable	(24.0)	(7.6)	(22.2)
Inventories and other current assets	(24.1)	(7.8)	(7.0)
Accounts and drafts payable	(17.9)	(30.6)	(23.9)
Accrued advertising	(35.9)	(10.6)	(32.3)
Other accrued liabilities	122.9	(5.4)	(40.3)
Other long-term assets and liabilities	(22.0)	(30.6)	(25.5)

Net cash provided by operating activities	259.3	325.2	224.4

Cash flows from investing activities:
Payments for property and equipment	(30.9)	(25.5)	(70.2)
(Payments) proceeds from refranchisings, disposition of assets and restaurant closures	(7.8)	64.8	104.9
Net payments for acquired and disposed franchisee operations, net of cash acquired	(3.9)	(11.9)	(15.3)
Net payment for purchase of Tim Hortons, net of cash acquired	(7,374.7)	—	—
Return of investment on direct financing leases	15.5	15.4	14.2
Settlement/sale of derivatives	(388.9)	—	—
Other investing activities, net	(0.1)	0.2	—

Net cash provided by (used for) investing activities	(7,790.8)	43.0	33.6

Cash flows from financing activities:
Proceeds from term debt	6,682.5	—	1,733.5
Proceeds from Senior Notes	2,250.0	—	—
Proceeds from issuance of preferred shares, net	2,998.2	—	—
Repayments of term debt, Senior Notes, Discount Notes and capital leases	(3,102.0)	(57.2)	(1,879.6)
Payment of financing costs	(158.0)	—	(16.0)
Dividends paid on common stock	(105.6)	(84.3)	(14.0)
Proceeds from stock option/warrant exercises	0.5	6.0	1.5
Excess tax benefits from share-based compensation	—	10.1	—
Repurchases of common stock	—	(7.3)	—

Net cash provided by (used for) financing activities	8,565.6	(132.7)	(174.6)

Effect of exchange rates on cash and cash equivalents	(17.8)	4.7	4.3
Increase in cash and cash equivalents	1,016.3	240.2	87.7
Cash and cash equivalents at beginning of period	786.9	546.7	459.0

Cash and cash equivalents at end of period	$1,803.2	$786.9	$546.7

Supplemental cashflow disclosures:
Interest paid	$199.9	$139.1	$170.3
Income taxes paid	$35.2	$35.6	$40.1
Non-cash investing and financing activities:
Investments in unconsolidated affiliates	$—	$17.8	$98.6
Acquisition of property with capital lease obligations	$—	$1.0	$36.1
Net investment in direct financing leases	$—	$—	$0.7

See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Description of Business and Organization

Description of Business

Restaurant Brands International Inc. (the “Company,” “we,” “us” and “our”) was originally formed on August 25, 2014 and continued under the laws of Canada. Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is a successor issuer to Burger King Worldwide, Inc. (“Burger King Worldwide”). The Company serves as the sole general partner of Restaurant Brands International Limited Partnership (the “Partnership”), the indirect parent of Burger King Worldwide, a Delaware corporation that franchises and operates fast food hamburger restaurants principally under the Burger King® brand, and Tim Hortons ULC (f/k/a Tim Hortons Inc.) (“Tim Hortons”), an unlimited liability company existing under the laws of British Columbia that franchises and operates quick service restaurants that serve premium coffee and other beverage and food products under the Tim Hortons® brand. We are one of the world’s largest quick service restaurant, or QSR, chains as measured by the total number of restaurants. As of December 31, 2014, we franchised or owned a total of 19,043 restaurants in approximately 100 countries and U.S. territories worldwide. Of these restaurants, 18,978 were owned by our franchisees and 65 were Company restaurants.

The following table outlines our restaurant count, by brand and consolidated, and Burger King restaurant activity for the periods indicated.

Burger King Restaurants	2014	2013	2012
Franchised restaurants – beginning of period	13,615	12,579	11,217
Franchise - Openings	999	882	691
Franchise - Closures	(294)	(206)	(200)
Net refranchisings	—	360	871

Franchised restaurants – end of period	14,320	13,615	12,579
Company restaurants – end of period	52	52	418

Total systemwide restaurants – end of period	14,372	13,667	12,997

Tim Hortons Restaurants	2014
Franchised restaurants – end of period	4,658
Company restaurants – end of period	13

Total systemwide restaurants – end of period	4,671

System Wide Restaurants	2014
Franchised restaurants – end of period	18,978
Company restaurants – end of period	65

Total systemwide restaurants – end of period	19,043

Excluded from the above table are 258 primarily licensed Tim Hortons locations in the Republic of Ireland and the United Kingdom as of December 28, 2014.

All references to “$” or “dollars” are to the currency of the United States unless otherwise indicated. All references to Canadian dollars or C$ are to the currency of Canada unless otherwise indicated.

The Transactions

On December 12, 2014 (the “Closing Date”), pursuant to the Arrangement Agreement and Plan of Merger (the “Arrangement Agreement”), dated as of August 26, 2014, by and among Tim Hortons, Burger King Worldwide, the Company, Partnership, Blue Merger Sub, Inc., a wholly owned subsidiary of Partnership (“Merger Sub”), and 8997900 Canada Inc., a wholly owned subsidiary of Partnership (“Amalgamation Sub”), Amalgamation Sub acquired all of the outstanding shares of Tim Hortons pursuant to a plan of arrangement under Canadian law, which resulted in Tim Hortons becoming an indirect subsidiary of both us and Partnership (the “Arrangement”) and Merger Sub merged with and into Burger King Worldwide, with Burger King Worldwide surviving the merger as an indirect subsidiary of both us and Partnership (the “Merger” and, together with the Arrangement, the “Transactions”). The Arrangement was accounted for as a business combination using the acquisition method of accounting and Burger King Worldwide was determined to be the accounting acquirer. The primary reason for the acquisition was to create one of the world’s largest quick service restaurant companies.

In connection with the Transactions, the former holders of Burger King Worldwide common stock received 87.0 million newly issued common shares of the Company and 265.0 million newly issued Class B exchangeable limited partnership units of Partnership (the “Partnership exchangeable units”), which are intended to provide economic rights that are substantially equivalent, and voting rights with respect to the Company that are equivalent, to the corresponding rights afforded to the holders of the Company’s common shares (resulting in a 65.7% voting interest in the Company) in exchange for their holdings of Burger King Worldwide common stock. Former holders of Tim Hortons common shares received 106.6 million newly issued common shares of the Company (representing a 19.9% voting interest in the Company) as a component of consideration in the acquisition of Tim Hortons. Additionally, we issued a warrant to purchase 8,438,225 common shares of the Company (the “Warrant”) to a subsidiary of Berkshire Hathaway, Inc. in connection with the issuance of 9.0% cumulative compounding perpetual voting preferred shares (the “Preferred Shares”), which was exercised on December 15, 2014 (together with voting rights of Preferred Shares, representing a 14.4% voting interest in the Company). The Company’s common shares trade on the New York Stock Exchange and Toronto Stock Exchange under the ticker symbol “QSR”. The Partnership exchangeable units trade on the Toronto Stock Exchange under the ticker symbol “QSP”.

In 2014, fees and expenses related to the Transactions and related financings totaled $238.4 million, including (1) $70.0 million consisting principally of investment banking fees and legal fees (which are classified as selling, general and administrative expenses), (2) compensation related expenses of $55.0 million (which are classified as selling, general and administrative expenses) (3) commitment fees of $28.1 million associated with the bridge loan available at the closing of the Transactions (which are classified as loss on early extinguishment of debt) and (4) the payment of premiums of $85.3 million to redeem the Burger King Worldwide notes (which are classified as loss on early extinguishment of debt). Debt issuance costs capitalized in connection with the issuance of debt to fund the Transactions and refinancing of Burger King Worldwide indebtedness (see Note 10, Long-term debt) totaled $160.2 million and are classified as Other Assets.

The total consideration paid in connection with the acquisition of Tim Hortons was approximately $11.3 billion. This consideration paid, along with repayment of Burger King Worldwide indebtedness (see Note 10, Long-term debt) and the payment of transaction expenses was funded through (i) our issuance of 106.6 million of common shares of the Company to Tim Hortons shareholders, (ii) $6,750.0 million of proceeds from borrowings by a subsidiary of Partnership under a new term loan credit facility (the “Term Loan Facility”), (iii) $2,250.0 million of proceeds from the issuance of second lien secured senior notes by a subsidiary of Partnership, and (iv) $3,000.0 million of proceeds from our issuance of the Preferred Shares and the Warrant.

As discussed in Note18, Share-based Compensation, at the time of the Transactions, we assumed the obligation for all outstanding Burger King Worldwide stock options and RSUs. Additionally, pursuant to the Arrangement Agreement, we assumed the obligation for each vested and unvested Tim Hortons stock option with tandem SARs that was not surrendered in connection with the Arrangement on the same terms and conditions of the original awards, adjusted by an exchange ratio of 2.41.

The computation of consideration paid and the preliminary allocation of consideration to the net tangible and intangible assets acquired are presented in the tables that follow (in millions).

Cash consideration (a)	$7,516.7
Share consideration (b)	3,778.2

Total consideration paid	$11,294.9

(a)	Includes $13.9 million for the settlement of share-based compensation.
(b)	Calculated as 106,565,335 shares issued to former holders of Tim Hortons common shares, multiplied by $35.50, which was the closing price of a share of Burger King Worldwide common stock on the Closing Date, reduced by post-combination expense of approximately $4.9 million associated with accelerated vesting and recognition of certain Tim Hortons share-based compensation.

December 12, 2014
Total current assets	$640.7
Property and equipment	1,778.0
Intangible assets	6,817.6
Other assets, net	92.5
Accounts payable	(228.2)
Advertising fund liabilities	(49.7)
Other accrued liabilities	(222.3)
Total debt and capital lease obligations	(1,233.8)
Other liabilities, net	(310.3)
Deferred income taxes, net	(1,251.7)

Total identifiable net assets	6,032.8
Noncontrolling interest	(1.1)
Goodwill	5,263.2

Total	$11,294.9

The purchase price allocation reflects preliminary fair value estimates based on management analysis, including preliminary work performed by third-party valuation specialists. We will continue to obtain information to assist in determining the fair value of net assets acquired at the Closing Date during the measurement period. Measurement period adjustments will be applied retrospectively to the Closing Date.

Intangible assets include $6,236.9 million related to the Tim Hortons brand, $322.1 million related to franchise agreements and $258.6 million related to favorable leases. The Tim Hortons brand has been assigned an indefinite life and, therefore, will not be amortized, but tested annually for impairment. Franchise agreements have a weighted average amortization period of 27 years. Favorable leases have a weighted average amortization period of 6 years.

The goodwill attributable to the Transactions will not be amortizable or deductible for tax purposes. Goodwill is considered to represent the value associated with the workforce and synergies the two companies anticipate realizing as a combined company. We have not yet allocated goodwill related to the Transactions to reporting units for goodwill impairment testing purposes. Goodwill will be allocated to reporting units when the purchase price allocation is finalized during the measurement period.

The following unaudited consolidated pro forma summary has been prepared by adjusting our historical data to give effect to the Transactions as if they had occurred on January 1, 2013 (in millions, except per share amounts):

	Pro Forma - Unaudited
	2014	2013
Total Revenues	$4,213.0	$4,307.6
Net income	278.1	8.8
Net income (loss) attributable to non-controlling interests	7.3	(465.0)

Net income attributable to Restaurant Brands International Inc.	270.8	473.8

Preferred shares dividends	270.0	270.0
Accretion of preferred shares to redemption value	—	546.4

Net income (loss) attributable to common shareholders	$0.8	$(342.6)

Earnings (loss) per common share:
Basic	$0.00	$(1.77)
Diluted	$0.00	$(1.77)

The unaudited consolidated pro forma financial information was prepared in accordance with the acquisition method of accounting under existing standards and is not necessarily indicative of the results of operations that would have occurred if the Transactions had been completed on the date indicated, nor is it indicative of our future operating results. The unaudited consolidated pro forma information for 2013 includes certain non-recurring costs incurred as a result of the Transactions, consisting primarily of transaction costs of approximately $223.0 million, loss on early extinguishment of debt of approximately $155.0 million and transaction related derivative losses of approximately $148.0 million. These costs were recorded net of tax utilizing a tax rate of 26.5%.

The unaudited pro forma results do not reflect future events that either have occurred or may occur after the Transactions, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods. They also do not give effect to certain charges that we expect to incur related to a strategic realignment of our global structure to better accommodate the needs of the combined business and support successful global growth. As a result, we expect to incur certain non-recurring general and administrative expenses, including one-time compensation costs, training expenses, and other professional fees, in connection with these initiatives.

Note 2. Summary of Significant Accounting Policies

Fiscal year

We operate on a monthly calendar, with a fiscal year that ends on December 31. Our Burger King Worldwide subsidiaries operate on the same fiscal calendar. The fiscal year of our Tim Hortons subsidiaries end on the Sunday nearest to December 31 which was December 28 in 2014.

Basis of Presentation and Consolidation

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). All material intercompany balances and transactions have been eliminated in consolidation.

We are the sole general partner of Partnership and, as such we have the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of Partnership, subject to the terms of the partnership agreement and applicable laws. As a result, we consolidate the results of Partnership and record a noncontrolling interest in our consolidated balance sheets and statements of operations with respect the remaining economic interest in Partnership we do not hold.

We also consider for consolidation entities in which we have certain interests, where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. Our most significant variable interests are in entities that operate restaurants under our subsidiaries’ franchise arrangements and certain equity method investees that operate as master franchisees. Our maximum exposure to loss resulting from involvement with potential VIEs is attributable to trade and notes receivable balances, outstanding loan guarantees and future lease payments, where applicable.

We not have any ownership interests in our franchisees’ businesses, except for investments in various entities that are accounted for under the equity method. As Burger King franchise and master franchise arrangements provide the franchise and master franchise entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might be a VIE. Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. In these arrangements, Tim Hortons has the ability to determine which operators manage the restaurants and for what duration. Tim Hortons previously also entered into interest-free financing in connection with a Franchise Incentive Program (“FIP Note”) with certain U.S. restaurant owners whereby restaurant owners finance the initial franchise fee and purchase of restaurant assets. In both operator and FIP arrangements, we perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“VIE Restaurants”). Additionally, Tim Hortons participates in advertising funds which, on behalf of Tim Hortons Company and franchise restaurants, collect contributions and administer funds for advertising and promotional programs. Tim Hortons is the sole shareholder (Canada) and sole member (U.S.) in these funds, and is the primary beneficiary of these funds (the “Advertising VIEs”).

Investments in other affiliates owned 50% or less where we have significant influence are accounted for by the equity method.

Concentrations of Risk

Our operations include franchise and Company restaurants located in approximately 100 countries and territories worldwide. Of the 19,043 restaurants in operation as of December 31, 2014, 18,978 were franchise restaurants and 65 were Company restaurants.

Four distributors currently service approximately 89% of our U.S. Burger King system restaurants and the loss of any one of these distributors would likely adversely affect our business. In many of our international markets, a single distributor services all the Burger King restaurants in the market. The loss of any of one of these distributors would likely have an adverse effect on the market impacted, and depending on the market, could have an adverse impact on our financial results. In addition, we have moved to a business model in which we enter into exclusive agreements with master franchisees to develop and operate restaurants, and subfranchise to third parties the right to develop and operate restaurants in defined geographic areas. The termination of an arrangement with a master franchisee or a lack of expansion by certain master franchisees could result in the delay or discontinuation of the development of franchise restaurants, or an interruption in the operation of our brand in a particular market or markets.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management adjusts such estimates and assumptions when facts and circumstances dictate. Volatile credit, equity, foreign currency and energy markets and declines in consumer spending may continue to affect the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Foreign Currency Translation

Our functional currency is the U.S. dollar, as our redeemable preferred shares and related preferred dividends, our Term Loan Facility and second lien secured notes are denominated in U.S. dollars and the principal market for our common shares is the U.S. The functional currency of each of our operating subsidiaries is generally the local currency. Foreign currency balance sheets are translated using the end of period exchange rates, and statements of operations and statements of cash flows are translated at the average exchange rates for each period. The translation adjustments resulting from the translation of foreign currency financial statements are recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss).

Foreign Currency Transaction Gains or Losses

Foreign currency transaction gains or losses resulting from the re-measurement of our foreign-denominated assets and liabilities or our subsidiaries are reflected in earnings in the period when the exchange rates change and are included within other operating (income) expenses, net in the consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less and credit card receivables.

Restricted Cash and Cash Equivalents

Proceeds from the initial sale or reloading of the Tim Hortons Tim Card® quick-pay cash card program (“Tim Card”) are recognized as Restricted cash and cash equivalents in the consolidated balance sheet along with a corresponding obligation. This amount represents the amount of cash loaded onto Tim Cards by guests, less redemptions and loans to the Tim Hortons Advertising and Promotion Fund (Canada) Inc. (the “Tim Hortons Ad Fund”). A Tim Card entitles the holder to use the value for purchasing products and the amounts generally are not redeemable for cash. When a guest uses a Tim Card to purchase products at a Company restaurant (including consolidated VIEs), we recognize the revenue from the sale of the product and relieve the obligation. When a customer uses a Tim Card at a franchise restaurant, we remit the cash to the restaurant owner from Restricted cash and cash equivalents and relieve the obligation. Changes in Restricted cash and cash equivalents and obligations under the Tim Card program are reflected as operating activities in the consolidated statement of cash flows. Purchases of, and proceeds upon, the maturity of restricted investments are included in investing activities in the consolidated statement of cash flows.

Notes Receivable

Notes receivable represent loans made to franchisees arising from refranchisings of Company restaurants, sales of property and FIP Notes. In certain cases past due trade receivables from franchisees are restructured into an interest-bearing note, which are generally already fully reserved, and as a result, are transferred to notes receivable at a net carrying value of zero. Notes receivable with a carrying value greater than zero are written down to net realizable value when it is probable or likely that we are unable to collect all amounts due under the contractual terms of the loan agreement.

Allowance for Doubtful Accounts

We evaluate the collectability of our trade accounts receivable from franchisees based on a combination of factors, including the length of time the receivables are past due and the probability of collection from litigation or default proceedings, where applicable. We record a specific allowance for doubtful accounts in an amount required to adjust the carrying values of such balances to the amount that we estimate to be net realizable value. We write off a specific account when (a) we enter into an agreement with a franchisee that releases the franchisee from outstanding obligations, (b) franchise agreements are terminated and the projected cost of collections exceeds the benefits expected to be received from pursuing the balance owed through legal action, or (c) franchisees do not have the financial wherewithal or unprotected assets from which collection is reasonably assured.

Inventories

Inventories are carried at the lower of cost or net realizable value and consist primarily of raw materials such as green coffee beans and finished goods such as new equipment, parts, paper supplies and restaurant food items. The moving average method is used to determine the cost of raw material inventories and finished goods inventories held for sale to Tim Hortons franchisees.

Property and Equipment, net

We record property and equipment at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives of the assets.

Depreciation Periods
Land
Buildings and improvements	(up to 40 years)
Restaurant equipment	(up to 18 years)
Furniture, fixtures, and other	(up to 10 years)
Manufacturing equipment	(up to 30 years)
Capital Leases	(up to 40 years or lease term)

Leasehold improvements to properties where we are the lessee are amortized over the lesser of the remaining term of the lease or the estimated useful life of the improvement.

We are considered to be the owner of certain restaurants leased from an unrelated lessor because Tim Hortons constructed some of the structural elements of those restaurants. Accordingly, we have included these restaurant properties in Property and equipment, net in the consolidated balance sheet and recognized the lessor’s contributions to the construction costs for these restaurants as other debt.

Major improvements are capitalized, while maintenance and repairs are expensed when incurred.

Assets Held For Sale

We classify assets as held for sale when we commit to a plan to dispose of the assets in their current condition at a price that is reasonable, and we believe completing the plan of sale within one year is probable without significant changes. Assets held for sale are recorded at the lower of their carrying value or fair value, less costs to sell and we cease depreciation on assets at the time they are classified as held for sale. We classify impairment losses associated with restaurants held for sale as losses on refranchisings.

If we subsequently decide to retain assets previously classified as held for sale, the assets would be reclassified from assets held for sale at the lower of (a) their then-current fair value or (b) the carrying value at the date the assets were classified as held for sale, less the depreciation that would have been recorded since that date.

Leases

We define a lease term as the initial term of the lease plus any renewals covered by bargain renewal options or that are reasonably assured of exercise because non-renewal would create an economic penalty plus any periods that the Company has use of the property but is not charged rent by a landlord (“rent holiday”).

Assets we acquire as lessee under capital leases are stated at the lower of the present value of future minimum lease payments or fair market value at the date of inception of the lease. Capital lease assets are depreciated using the straight-line method over the shorter of the useful life of the asset or the underlying lease term.

We also have net investments in properties leased to franchisees, which meet the criteria of direct financing leases. Investments in direct financing leases are recorded on a net basis, consisting of the gross investment and residual value in the lease less the unearned income. Unearned income is recognized over the lease term yielding a constant periodic rate of return on the net investment in the lease. Direct financing leases are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based on the payment history under the lease.

We record rent expense and income from operating leases that contain rent holidays or scheduled rent increases on a straight-line basis over the lease term. Contingent rentals are generally based on a percentage of restaurant sales or as a percentage of restaurant sales in excess of stipulated amounts, and thus are not considered minimum lease payments at lease inception.

Favorable and unfavorable operating leases are recorded in connection with the acquisition method of accounting. We amortize favorable and unfavorable leases on a straight-line basis over the remaining term of the leases, as determined at the acquisition date. Upon early termination of a lease, the write-off of the favorable or unfavorable lease carrying value associated with the lease is recognized as a loss or gain within other operating (income) expense, net in the consolidated statements of operations. Amortization of favorable and unfavorable leases on Company restaurants is included in occupancy and other operating costs in the consolidated statement of operations. Amortization of favorable and unfavorable income leases is included in franchise and property revenues in the consolidated statement of operations. Amortization of favorable and unfavorable commitment leases for franchise restaurants is included in franchise and property expenses in the consolidated statement of operations.

Lease incentives we provide to our lessees are recorded as a lease incentive asset and amortized as a reduction of rental income on a straight-line basis over the lease term. Lease incentives we receive from a landlord are recognized as a liability and amortized as a reduction of rent expense over the lease term.

We recognize a loss on leases and subleases and a related lease liability when expenses to be recorded under the lease exceed future minimum rents to us under the lease or sublease. The lease liability is amortized on a straight-line basis over the lease term as a reduction of property expense.

Goodwill and Intangible Assets Not Subject to Amortization

Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment on an annual basis and more often if an event occurs or circumstances change that indicates impairment might exist. Our indefinite-lived intangible assets consist of the Tim Hortons brand and the Burger King brand (the “Brands”). Our annual goodwill impairment testing date is October 1 of each year. Our impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount, and if required, followed by a two-step process of determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to the two-step process, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the two-step process, if the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value. Our impairment review for the Brands consists of a qualitative assessment similar to goodwill and if necessary, a comparison of the fair value of the Brands with carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the asset is not considered impaired.

We completed our goodwill and Brand impairment tests as of October 1, 2014, 2013 and 2012 and no impairment resulted.

When we dispose of a restaurant business within six months of acquisition, the goodwill recorded in connection with the acquisition is written off. Otherwise, goodwill is written off based on the relative fair value of the business sold to the reporting unit when disposals occur more than six months after acquisition. The sale of Company restaurants to franchisees is referred to as a “refranchising.”

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets subject to amortization, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Some of the events or changes in circumstances that would trigger an impairment review include, but are not limited to, bankruptcy proceedings or other significant financial distress of a lessee; significant negative industry or economic trends; knowledge of transactions involving the sale of similar property at amounts below the carrying value; or our expectation to dispose of long-lived assets before the end of their estimated useful lives. The impairment test for long-lived assets requires us to assess the recoverability of long-lived assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from use and eventual disposition of the assets. Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. If the net carrying value of a group of long-lived assets exceeds the sum of related undiscounted estimated future cash flows, we must record an impairment charge equal to the excess, if any, of net carrying value over fair value.

Equity Method Investments

Equity investments in which we have significant influence but not control are accounted for using the equity method and are included in other assets, net in our consolidated balance sheets. Our share of investee net income or loss is classified as (income) loss from equity method investments in our consolidated statements of operations. The difference between the carrying value of our equity investment and the underlying equity in the historical net assets of the investee is accounted for as if the investee were a consolidated subsidiary. Accordingly, the carrying value difference is amortized over the estimated lives of the assets of the investee to which such difference would have been allocated if the equity investment were a consolidated subsidiary. To the extent the carrying value difference represents goodwill or indefinite lived assets, it is not amortized. We did not record basis difference amortization related to equity method investments for 2014, 2013 and 2012. We evaluate our investments in equity method investments for impairment whenever events occur or circumstances change in a manner that indicates our investment may not be recoverable. We did not record impairment charges related to equity method investments for 2014, 2013 and 2012.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are included in comprehensive income (loss), but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. Our other comprehensive income (loss) is comprised of unrealized gains and losses on foreign currency translation adjustments, unrealized gains and losses on hedging activity, net of tax, and minimum pension liability adjustments, net of tax.

Derivative Financial Instruments

We recognize and measure all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. We may enter into derivatives that are not initially designated as hedging instruments for accounting purposes, but which largely offset the economic impact of certain transactions.

Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) and recognized in the consolidated statements of operations when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for, and we have applied, hedge accounting treatment. The ineffective portion of gains or losses on derivatives is reported in current earnings.

When applying hedge accounting, our policy is to designate, at a derivative’s inception, the specific assets, liabilities or future commitments being hedged, and to assess the hedge’s effectiveness at inception and on an ongoing basis. We discontinue hedge accounting when: (i) we determine that the cash flow derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designation of the derivatives as a hedge instrument is no longer appropriate. We may elect not to designate the derivative as a hedging instrument where the same financial impact is achieved in the financial statements. We do not enter into or hold derivatives for speculative purposes.

Disclosures About Fair Value

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances. These items primarily include (i) assets acquired and liabilities assumed initially measured at fair value in connection with the application of acquisition accounting, (ii) long-lived assets, reporting units with goodwill and intangible assets for which fair value is determined as part of the related impairment tests and (iii) asset retirement obligations initially measured at fair value. At December 31, 2014 and December 31, 2013, there were no significant adjustments to fair value or fair value measurements required for non-financial assets or liabilities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price). The fair value should be based on assumptions that market participants would use when pricing the asset or liability. The fair values are assigned a level within the fair value hierarchy, depending on the source of the inputs into the calculation, as follows:

Level 1 Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly.

Level 3 Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Certain of our derivatives are valued using various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or us.

The carrying amounts for cash and equivalents, trade accounts and notes receivable and accounts and drafts payable approximate fair value based on the short-term nature of these accounts.

Restricted investments, consisting of investment securities held in a rabbi trust to invest compensation deferred under our Executive Retirement Plan and fund future deferred compensation obligations, are carried at fair value, with net unrealized gains and losses recorded in our consolidated statements of operations. The fair value of these investment securities are determined using quoted market prices in active markets classified as Level 1 within the fair value hierarchy.

Fair value of variable rate term debt was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy.

The determinations of fair values of certain tangible and intangible assets for purposes of the application of the acquisition method of accounting to the acquisition of Tim Hortons were based upon level 3 inputs. The determination of fair values of our reporting units and the determination of the fair value of the Burger King brand for our 2014 annual impairment evaluations of goodwill and brand intangible asset, respectively, were based upon level 3 inputs.

Revenue Recognition

Revenues include franchise revenues, property income, retail sales at Company restaurants, including VIE restaurants, and distribution sales. Franchise revenues consist primarily of royalties, based on a percentage of sales reported by the franchise restaurants, and initial and renewal franchise fees paid by franchisees. Property income consists of operating lease rentals and earned income on direct financing leases on property leased or subleased to franchisees. Retail sales at Company restaurants (including VIE Restaurants) are recognized at the point of sale. We present Company restaurant sales net of sales tax and other sales-related taxes. Revenues from distribution sales are recognized upon delivery.

Royalties are based on a percentage of gross sales at franchise restaurants and are recognized when earned and collectability is reasonably assured. Initial franchise fees are recognized as revenue when the related restaurant begins operations and completion of all material services and conditions by the Company. Fees collected in advance are deferred until earned. A franchisee may pay a renewal franchise fee and renew its franchise for an additional term. Renewal franchise fees are recognized as revenue upon receipt of the non-refundable fee and execution of a new franchise agreement. Upfront fees paid by franchisees in connection with development agreements are deferred when the development agreement includes a minimum number of restaurants to be opened by the franchisee. The deferred amounts are recognized as franchise fee revenue on a pro rata basis as the franchisee opens each respective restaurant. The cost recovery accounting method is used to recognize revenues for franchisees for which collectability is not reasonably assured. Rental income for base rentals is recorded on a straight-line basis over the term of the lease and earned income on direct financing leases are recognized when earned and collectability is reasonably assured. Contingent rent is recognized on an accrual basis as earned, and any amounts received from lessees in advance of achieving stipulated thresholds are deferred until such threshold is actually achieved.

Our businesses are moderately seasonal. Our restaurant sales are typically higher in the spring and summer months when weather is warmer than in the fall and winter months. Because our businesses are moderately seasonal, results for any one quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Advertising and Promotional Costs

Historically Company restaurants and franchise restaurants have contributed to advertising funds that our subsidiaries manage in the United States and Canada and certain other international markets. Under our franchise agreements, advertising contributions received from franchisees must be spent on advertising, product development, marketing and related activities. Since we act as an agent for these specifically designated contributions, the revenues and expenses of the advertising funds are generally netted in our consolidated statements of operations and cash flows.

The advertising funds expense the production costs of advertising when the advertisements are first aired or displayed. All other advertising and promotional costs are expensed in the period incurred.

Advertising expense, which primarily consists of advertising contributions by Company restaurants (including VIE Restaurants) based on a percentage of gross sales, totaled $2.4 million for 2014, $6.2 million for 2013 and $48.3 million for 2012 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

As of the balance sheet date, contributions received may not equal advertising and promotional expenditures for the period due to the timing of advertising promotions. To the extent that contributions received exceed advertising and promotional expenditures, the excess contributions are accounted for as a deferred liability and are recorded in accrued advertising in the accompanying consolidated balance sheets. To the extent that advertising and promotional expenditures temporarily exceed contributions received, the excess expenditures are accounted for as a receivable from the fund and are recorded in prepaids and other current assets, net in the accompanying consolidated balance sheets.

In Canada and most of our international markets, franchisees contribute to advertising funds that are not managed by us. Such contributions and related fund expenditures are not reflected in our results of operations or financial position.

Insurance Reserves

We carry insurance to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property, and we are self-insured for healthcare claims for eligible participating employees. Through the use of insurance program deductibles (up to $5.0 million) and self insurance, we retain a significant portion of the expected losses under these programs. Insurance reserves have been recorded based on our estimates of the anticipated ultimate costs to settle all claims, on an undiscounted basis, both reported and incurred-but-not-reported (IBNR).

Litigation accruals

From time to time, we are subject to proceedings, lawsuits and other claims related to competitors, customers, employees, franchisees, government agencies and suppliers. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in settlement strategy in dealing with these matters.

Guarantees

We record a liability to reflect the estimated fair value of guarantee obligations at the inception of the guarantee. Expenses associated with the guarantee liability, including the effects of any subsequent changes in the estimated fair value of the liability, are classified as other operating income (expenses), net in our consolidated statements of operations.

Income Taxes

Amounts in the financial statements related to income taxes are calculated using the principles of FASB ASC Topic 740, “Income Taxes.” Under these principles, deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes, as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates. A deferred tax asset is recognized when it is considered more likely than not to be realized. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in income in the year in which the law is enacted. A valuation allowance reduces deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be recognized.

Income tax benefits credited to shareholders’ equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not affect earnings. These benefits are principally generated from employee exercises of nonqualified stock options and settlement of restricted stock awards.

We recognize positions taken or expected to be taken in a tax return, in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than fifty percent likelihood of being realized upon ultimate settlement.

Transaction gains and losses resulting from the remeasurement of foreign deferred tax assets or liabilities are classified as other operating (income) expense, net in the consolidated statements of operations.

Share-based Compensation

We use the Black-Scholes option pricing model to value stock options, which requires the use of subjective assumptions. These assumptions include the estimated length of time employees will retain their stock options before exercising them (the “expected term”), the expected volatility of our common share price over the expected term, the risk-free interest rate, the dividend yield and the forfeiture rate. With the exception of stock options issued with tandem SARs (see below), we recognize share-based compensation cost based on the grant date estimated fair value of each award, net of estimated forfeitures.

In connection with the Transactions, the Company issued stock options with tandem stock appreciation rights (SARs) in exchange for historical vested and unvested Tim Hortons stock options issued with tandem SARs not surrendered as part of the Transactions. These stock options with tandem SARs are accounted for as cash settled awards, as these tandem awards allow the employee to exercise the stock option to receive common shares or to exercise the SAR and receive a cash payment in an amount equal to the difference between the market price of the common share on the exercise date and the exercise price of the stock option. The accounting for stock options with tandem SARs results in a revaluation of the liability to fair value at the end of each reporting period, which is generally classified as selling, general and administrative expenses in the consolidated statement of operations.

Share-based compensation cost is recognized over the employee’s requisite service period, which is generally the vesting period of the equity grant. For awards that have a cliff-vesting schedule, share-based compensation cost is recognized ratably over the requisite service period.

Restructuring

The determination of when we accrue for employee involuntary termination benefits depends on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. We record charges for on-going benefit arrangements in accordance with ASC 712 Nonretirement Postemployment Benefits. We record charges for one-time benefit arrangements in accordance with ASC 420 Exit or Disposal Cost Obligations.

During 2014, we accrued $16.3 million of restructuring costs associated with the implementation of a restructuring plan that resulted in work force reductions throughout our Tim Hortons business in January 2015. Restructuring costs deemed probable and reasonably estimable at December 31, 2014 were accrued, including severance benefits and other compensation costs and training expenses that were provided under an on-going benefit arrangement. We expect to incur a total of $24.8 million in connection with this restructuring plan.

Retirement Plans

The funded status of our defined benefit pension plans and postretirement benefit plans are recognized in the consolidated balance sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The fair value of plan assets represents the current market value of contributions made to irrevocable trust funds, held for the sole benefit of participants, which are invested by the trust funds. For defined benefit pension plans, the benefit obligation represents the actuarial present value of benefits expected to be paid upon retirement. For postretirement benefit plans, the benefit obligation represents the actuarial present value of postretirement benefits attributed to employee services already rendered. Gains or losses and prior service costs or credits related to our pension plans are being recognized as they arise as a component of other comprehensive income (loss) to the extent they have not been recognized as a component of net periodic benefit cost.

We sponsor a pension plan for employees of Tim Hortons (the “Canadian Plan”), a defined contribution pension plan under the provisions of the Income Tax Act (Canada) and the Ontario Pension Benefits Act. All of our Tim Hortons Canadian employees meeting the eligibility requirements, including executives, are required to participate. A participant contributes 2% of their base salary, while we contribute an amount equal to 5% of their base salary. Participants can make voluntary additional contributions, which we match up to an additional 1% of base salary, subject to legislative maximum limits.

We also sponsor two defined contribution benefit plans for U.S. employees of Tim Hortons (the “U.S. Plans”), under the provisions of Section 401(k) of the U.S. Internal Revenue Code. The U.S. Plans are voluntary and provided to all our Tim Hortons U.S. employees who meet the eligibility requirements. The participant can contribute up to 75% of their base salary, subject to IRS limits, and we contribute a specified percentage and match a specified percentage of employees contributions, based on their eligibility under the specific plan.

We also sponsor the Burger King Savings Plan (the “Savings Plan”), a defined contribution plan under the provisions of Section 401(k) of the U.S. Internal Revenue Code. The Savings Plan is voluntary and is provided to all employees who meet the eligibility requirements. A participant can elect to contribute up to 50% of their compensation, subject to IRS limits, and we match 100% of the first 4% of employee compensation.

Aggregate amounts recorded in the consolidated statements of operations representing our contributions to the Canadian Plan, U.S. Plans and Savings Plan on behalf of restaurant and corporate employees was $1.3 million for 2014, $1.0 million for 2013 and $1.8 million for 2012. Our contributions made on behalf of restaurant employees are classified as cost of sales in our consolidated statements of operations, while our contributions made on behalf of corporate employees are classified as selling, general and administrative expenses in our consolidated statements of operations.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amends accounting guidance on reporting discontinued operations and disclosures of disposals of components of an entity. Under this guidance, only disposals of a component of an entity that represent a major strategic shift on an entity’s operations and financial results shall be reported in discontinued operations. The guidance also requires the presentation as discontinued operation for an entity that, on acquisition, meets the criteria to be classified as held for sale. In addition, the update expands disclosures for discontinued operations, requires new disclosures regarding disposals of an individually significant component of an entity that does not qualify for discontinued operations presentation and expands disclosures about an entity’s significant continuing involvement with a discontinued operation. The accounting standards update is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. We early adopted the provisions of this accounting standards update and it did not have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued an accounting standards update that amends accounting guidance on revenue recognition. Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information to enable users of financial statements to understand the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The accounting standards update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the impact of this accounting standards update on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the accounting standards update on our ongoing financial reporting.

In August 2014, the FASB issued an accounting standards update that amends accounting guidance on going concern. Under this guidance, an entity’s management is responsible for evaluating whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early application permitted. The adoption of this accounting standards update is not expected to have an impact on our consolidated financial statements and related disclosures.

In November 2014, the FASB issued an accounting standards update to eliminate the use of different methods in practice and thereby reduce existing diversity under U.S. GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments in this accounting standards update do not change the current criteria under U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Additionally, this accounting standards update clarifies that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features. The amendments in this accounting standards update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We early adopted the provisions of this accounting standards update and it did not have a significant impact on our consolidated financial statements.

In January 2015, the FASB issued an accounting standards update that eliminates from U.S. GAAP the concept of extraordinary items. Under this guidance, an entity is no longer permitted to separately classify, present, and disclose extraordinary events and transactions in the statement of operations. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early application permitted. The adoption of this accounting standards update is not expected to have an impact on our consolidated financial statements and related disclosures.

Note 3. Trade and Notes Receivable, net

Trade and notes receivable, net, consists of the following (in millions):

	As of December 31,
	2014	2013
Trade accounts receivable	$446.8	$190.6
Notes receivable, current portion	13.2	4.9

	460.0	195.5
Allowance for doubtful accounts	(20.1)	(15.8)

Total, net	$439.9	$179.7

The change in allowances for doubtful accounts is as follows (in millions):

	As of December 31,
	2014	2013
Beginning balance	$15.8	$19.7
Bad debt expense, net	1.9	2.0
Write-offs and other, net	2.4	(5.9)

Ending balance	$20.1	$15.8

Note 4. Inventories and Other Current Assets, net

Inventories and other current assets, net consist of the following (in millions):

	As of December 31,
	2014	2013
Raw materials	$25.4	$—
Finished goods	74.7	1.2

Total Inventory	100.1	1.2
Deferred financing costs - current	20.5	9.1
Refundable and prepaid income taxes	18.3	25.3
Prepaid rent	13.5	12.5
Prepaids and other current assets	42.5	21.7

Inventories and other current assets, net	$194.9	$69.8

Note 5. Property and Equipment, net

Property and equipment, net, consist of the following (in millions):

	As of December 31,
	2014	2013
Land	$906.2	$444.3
Buildings and improvements	1,300.8	383.7
Restaurant equipment	178.3	24.1
Furniture, fixtures, and other	92.2	68.3
Manufacturing equipment	32.8	—
Capital Leases	211.9	50.0
Construction in progress	44.1	19.0

	2,766.3	989.4
Accumulated depreciation and amortization	(226.7)	(187.9)

Property and equipment, net	$2,539.6	$801.5

Construction in progress represents new restaurant and equipment construction, reimaging of restaurants and software.

Depreciation and amortization expense on property and equipment totaled $53.3 million for 2014, $49.7 million for 2013 and $102.2 million for 2012.

Assets leased under capital leases and included in property and equipment, net consist of the following (in million):

	As of December 31,
	2014	2013
Buildings and improvements	$202.0	$47.9
Other	9.9	2.1

	211.9	50.0
Accumulated Depreciation	(15.7)	(13.6)

Assets leased under capital leases, net	$196.2	$36.4

Note 6. Intangible Assets, net and Goodwill

Intangible assets, net and goodwill consist of the following (in millions):

	As of December 31,						Weighted Average Life as of December 31, 2014
	2014			2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$790.4	$(83.4)	$707.0	$491.3	$(66.0)	$425.3	22.6 Years
Favorable leases	412.7	(62.6)	350.1	158.4	(48.5)	109.9	7.5 Years

Subtotal	1,203.1	(146.0)	1,057.1	649.7	(114.5)	535.2	17.4 Years

Indefinite lived intangible assets:
Burger King brand	$2,167.0	$—	$2,167.0	$2,260.8	$—	$2,260.8
Tim Hortons brand	6,217.0	—	6,217.0	—	—	—

Subtotal	8,384.0	—	8,384.0	2,260.8	—	2,260.8

Intangible assets, net			$9,441.1			$2,796.0

Goodwill	$5,851.3			$630.0

We recorded amortization expense on intangible assets of $35.9 million for 2014, $36.3 million for 2013 and $38.2 million for 2012.

As of December 31, 2014, the estimated future amortization expense on identifiable assets subject to amortization is as follows (in millions):

Twelve-months ended December 31,	Amount
2015	$87.0
2016	86.6
2017	86.3
2018	85.4
2019	84.0
Thereafter	627.8

Total	$1,057.1

The changes in the carrying amount of goodwill during 2014 and 2013 by operating segment (Burger King, “BK” and Tim Hortons, “TH”) are as follows (in millions):

	BK - U.S. & Canada	BK - EMEA	BK - LAC	BK - APAC	TH	Total
Balances at December 31, 2012	$231.0	$201.6	$124.1	$62.5	$—	$619.2
Impact from refranchisings	(0.1)	(2.2)	—	—	—	(2.3)
Effects of foreign currency adjustments	—	8.5	—	—	—	8.5
Transfer from (to) assets held for sale	—	—	4.6	—	—	4.6

Balances at December 31, 2013	230.9	207.9	128.7	62.5	—	630.0

Purchase of Tim Hortons	—	—	—	—	5,263.2	5,263.2
Effects of foreign currency adjustments	—	(25.1)	—	—	(16.8)	(41.9)

Balances at December 31, 2014	$230.9	$182.8	$128.7	$62.5	$5,246.4	$5,851.3

Note 7. Other Assets, net

Other assets, net consist of the following (in millions):

	As of December 31,
	2014	2013
Deferred financing costs - noncurrent	$138.5	$35.5
Equity method investments	124.9	102.0
Derivative assets - noncurrent	164.8	174.1
Other assets	102.2	51.9

Other assets, net	$530.4	$363.5

Note 8. Equity Method Investments

The aggregate carrying amount of our equity method investments was $124.9 million as of December 31, 2014 and $102.0 million as of December 31, 2013 and is included as a component of other assets, net in our consolidated balance sheets. Below are the name of the entities, country of operation and our equity interest in our significant equity method investments based on the carrying value as of December 31, 2014.

Entity	Country	Equity Interest
Carrols Restaurant Group, Inc.	United States	21.35%
Operadora de Franquicias Alsea S.A.P.I. de C.V.	Mexico	20.00%
Pangaea Foods (China) Holdings, Ltd.	China	27.50%
TIMWEN Partnership	Canada	50.00%

The aggregate market value of our equity interest in Carrols Restaurant Group, Inc. (“Carrols”), based on the quoted market price on December 31, 2014, is approximately $71.8 million. No quoted market prices are available for our remaining equity method investments.

With respect to our BK operations, most of the entities in which we have an equity interest own or franchise Burger King restaurants. Franchise and property revenue we recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	2014	2013	2012
Revenues from affiliates:
Franchise royalties	$88.5	$57.2	$28.5
Property revenues	29.2	26.3	15.3
Franchise fees and other revenue	11.3	6.6	4.6

Total	$129.0	$90.1	$48.4

With respect to our TH business, the most significant equity investment is our 50% joint-venture interest with the Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. During 2014, Tim Hortons received $3.9 million in distributions and recognized $1.0 million of contingent rent expense associated with this joint venture from the period of the Transactions to fiscal year end.

At December 31, 2014 and December 31, 2013, we had $22.6 million and $18.1 million, respectively, of accounts receivable from our equity method investments which were recorded in trade and notes receivable, net in our consolidated balance sheets.

(Income) loss from equity method investments reflects our share of investee net income or loss. During 2014, we recorded a $5.8 million noncash dilution gain included in equity in net (income) loss from unconsolidated affiliates on the issuance of stock by Carrols, one of our equity method investees. This issuance of common stock reduced our ownership interest in Carrols from approximately 29 percent to approximately 21 percent. The dilution gain reflects an adjustment to the difference between the carrying value of our investment in Carrols and the amount of our underlying equity in the net assets of Carrols.

Note 9. Other Accrued Liabilities and Other Liabilities

Other accrued liabilities (current) and other liabilities, net (non-current) consist of the following (in millions):

	As of December 31,
	2014	2013
Current:
Taxes payable - current	$79.2	$5.2
Accrued compensation and benefits	39.4	30.9
Interest payable	37.8	16.9
Restructuring and other provisions	29.5	15.3
Deferred income - current	27.8	15.7
Closed property reserve	15.2	11.5
Preferred shares dividend payable	13.8	—
Other	76.1	59.5

Other accrued liabilities	$318.8	$155.0

Non-current:
Unfavorable leases	$355.2	$116.6
Accrued pension	62.9	37.4
Taxes payable - noncurrent	50.3	31.6
Lease liability - noncurrent	35.2	38.6
Share-based compensation liability	34.8	—
Deferred income - noncurrent	28.1	13.2
Derivatives liabilities - noncurrent	25.6	25.9
Other	52.0	54.6

Other liabilities, net	$644.1	$317.9

Note 10. Long-Term Debt

Long-term debt is comprised of the following (in millions):

	Maturity dates	As of December 31,		Interest rates (a)
		2014	2013	2014	2013
2014 Term Loan Facility (b)	December 12, 2021	$6,682.8	$—	4.6%	—
2014 Senior Notes	April 1, 2022	2,250.0	—	6.0%	—
Series 1 Notes	June 1, 2017	262.0	—	4.2%	—
Series 2 Notes	December 1, 2023	390.7	—	4.5%	—
Series 3 Notes	April 1, 2019	392.1	—	2.9%	—
Tranche A Term Loans	N/A	—	991.4	3.3%	3.2%
Tranche B Term Loans (c)	N/A	—	689.4	4.4%	4.5%
2010 Senior Notes	N/A	—	794.5	10.2%	10.2%
2011 Discount Notes (d)	N/A	—	453.1	11.5%	11.5%
Other	N/A	65.3	22.7

Total debt		10,042.9	2,951.1
Less: current maturities of debt		(61.4)	(70.9)
Less: Tim Hortons Notes		(1,044.8)	—

Total long-term debt		$8,936.7	$2,880.2

(a)	Represents the effective interest rate for the instrument computed on a quarterly basis, including the amortization of deferred debt issuance costs and original issue discount, as applicable, and in the case of our term loans, the effect of interest rate caps.
(b)	Principal face amount herein is presented net of a discount of $67.2 million at December 31, 2014.
(c)	Principal face amount herein is presented net of a discount of $6.7 million at December 31, 2013.
(d)	Principal face amount herein is presented net of a discount of $126.0 million at December 31, 2013.

2014 Credit Agreement

Two subsidiaries of the Company (the “Borrowers”) are party to a Credit Agreement dated as of October 27, 2014 (the “2014 Credit Agreement”) which provides for (i) Term B Loans in the aggregate principal amount of $6,750.0 million under a senior secured term loan facility (the “2014 Term Loan Facility”), and (ii) a senior secured revolving credit facility for up to $500.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “2014 Revolving Credit Facility” and, together with the Term Loan Facility, the “2014 Credit Facilities”).

The obligations under the Credit Facilities are guaranteed on a senior secured basis, jointly and severally, by the direct parent company of one of the Borrowers and substantially all of its Canadian and U.S. subsidiaries, including Burger King Worldwide, Tim Hortons and substantially all of their respective Canadian and U.S. subsidiaries (the “Credit Guarantors”). Amounts borrowed under the Credit Facilities are secured on a first priority basis by a perfected security interest in substantially all of the present and future property (subject to certain exceptions) of each Borrower and Credit Guarantor.

The 2014 Term Loan Facility matures on December 12, 2021 and the 2014 Revolving Credit Facility matures on December 12, 2019. The principal amount of the 2014 Term Loan Facility amortizes in quarterly installments equal to 0.25% of the original principal amount of the 2014 Term Loan Facility, with the balance payable at maturity.

We may prepay the 2014 Term Loan Facility in whole or in part at any time, provided that certain voluntary prepayments prior to the twelve month anniversary of the closing date of the Transactions will be subject to a call premium of 1.0%. Additionally, subject to certain exceptions, the 2014 Term Loan Facility is subject to mandatory prepayments in amounts equal to (1) a percentage, as defined in the Credit Agreement, of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation); (2) 100% of the net cash proceeds from issuances or incurrences of debt by the Company or any of its restricted subsidiaries (other than indebtedness permitted by the 2014 Credit Facilities); and (3) 50% (with stepdowns to 25% and 0% based upon achievement of specified first lien senior secured leverage ratios) of annual excess cash flow of the Company and its subsidiaries.

As of December 31, 2014, we had no amounts outstanding under the 2014 Revolving Credit Facility. Funds available under the 2014 Revolving Credit Facility for future borrowings may be used to repay other debt, finance debt or share repurchases, acquisitions, capital expenditures and other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the 2014 Revolving Credit Facility, which reduces our borrowing capacity under this facility by the cumulative amount of outstanding letters of credit. As of December 31, 2014, we had $4.6 million of letters of credit issued against the 2014 Revolving Credit Facility and our borrowing capacity was $495.4 million.

At the Borrowers’ option, the interest rate per annum applicable to the 2014 Credit Facilities is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.50%, (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00% and (d) in respect of the 2014 Term Loan Facility, 2.00% per annum (“Base Rate Loans”), plus an applicable margin equal to 2.50% for any 2014 Term Loan Facility and 2.00% for loans under the 2014 Revolving Credit Facility, or (ii) a Eurocurrency rate determined by reference to LIBOR, adjusted for statutory reserve requirements (“Eurocurrency Rate Loans”), plus an applicable margin equal to 3.50% for any 2014 Term Loan Facility and 3.00% for loans under the 2014 Revolving Credit Facility; provided that the foregoing margins applicable to the 2014 Revolving Credit Facility are subject to reduction after financial statements have been delivered for the first full fiscal quarter after the Closing Date based upon achievement of specified leverage ratios. Borrowings of the 2014 Credit Facility will be subject to a floor of 1.00% in the case of Eurocurrency Rate Loans and 2.00% in the case of Base Rate Loans. We have elected our applicable rate per annum as Eurocurrency rate determined by reference to LIBOR. As of December 31, 2014, the interest rate was 4.50% on our outstanding 2014 Credit Facility.

We are required to pay certain recurring fees with respect to the 2014 Credit Facilities, including (i) fees on the unused commitments of the lenders under the revolving facility, (ii) letters of credit fees on the aggregate face amounts of outstanding letters of credit plus a fronting fee to the issuing bank and (iii) administration fees. Amounts outstanding under the 2014 Revolving Credit Facility bear interest at a rate of LIBOR plus an applicable margin equal to 2.5% to 3.0%, depending on our leverage ratio, on the amount drawn under each letter of credit that is issued and outstanding under the 2014 Revolving Credit Facility. The interest rate on the unused portion of the 2014 Revolving Credit Facility ranges from 0.375% to 0.50%, depending on our leverage ratio, and our current rate is 0.50%.

2014 Senior Notes

The Borrowers are party to an indenture, dated as of October 8, 2014 (the “Indenture”) in connection with the issuance of $2,250.0 million of 6.00% second lien senior secured notes due April 1, 2022 (the “2014 Senior Notes”) by the Borrowers. The 2014 Senior Notes bear interest at a rate of 6.0% per annum, payable semi-annually on April 1 and October 1 of each year. No principal payments are due until maturity.

The 2014 Senior Notes are guaranteed on a senior secured basis, jointly and severally, by the Borrowers and substantially all of their Canadian and U.S. subsidiaries, including Burger King Worldwide, Tim Hortons and substantially all of their respective Canadian and U.S. subsidiaries (the “Note Guarantors”). The 2014 Senior Notes are secured by a second-priority lien, subject to certain exceptions and permitted liens, on all of the Borrowers’ and the Note Guarantors’ present and future property that secures the Credit Facilities and any outstanding Tim Hortons Notes, to the extent of the value of the collateral securing such first-priority senior secured debt.

The Borrowers may redeem some or all of the 2014 Senior Notes at any time prior to October 1, 2017 at a price equal to 100% of the principal amount of the Notes redeemed plus a “make whole” premium and, at any time on or after October 1, 2017, at the redemption prices set forth in the Indenture. In addition, at any time prior to October 1, 2017, up to 40% of the aggregate principal amount of the 2014 Senior Notes may be redeemed with the net proceeds of certain equity offerings, at the redemption price specified in the Indenture. In connection with any tender offer for the 2014 Senior Notes, including a change of control offer or an asset sale offer, the Borrowers will have the right to redeem the 2014 Senior Notes at a redemption price equal to the amount offered in that tender offer if not less than 90% in aggregate principal amount of the outstanding 2014 Senior Notes validly tender and do not withdraw such 2014 Senior Notes in such tender offer. If the Borrowers experience a change of control, the holders of the 2014 Senior Notes will have the right to require the Borrowers to repurchase the 2014 Senior Notes at a purchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest and Additional Amounts (as defined in the Indenture), if any, to the date of such repurchase.

2012 Credit Agreement

On September 28, 2012, Burger King Corporation (“BKC”) and Burger King Holdings, Inc. (“Holdings”) Holdings entered into a Credit Agreement (the “2012 Credit Agreement”) to refinance amounts borrowed under the 2011 Amended Credit Agreement (as defined below). The 2012 Credit Agreement provided for (i) tranche A term loans in the aggregate principal amount of $1,030.0 million (the “Tranche A Term Loans”), (ii) tranche B term loans in the aggregate principal amount of $705.0 million (the “Tranche B Term Loans”), in each case under the senior secured term loan facility (the “2012 Term Loan Facility”), and (iii) a senior secured revolving credit facility for up to $130.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “2012 Revolving Credit Facility” and, together with the 2012 Term Loan Facility, the “2012 Credit Facilities”). The Tranche A Term Loans had a maturity date of September 28, 2017, the Tranche B Term Loans had a maturity date of September 28, 2019 and the 2012 Revolving Credit Facility had a maturity date of October 19, 2015. Borrowings under the 2012 Credit Agreement were refinanced by the 2014 Credit Agreement, as described above.

Under the 2012 Credit Agreement, BKC was required to comply with customary financial ratios and the 2012 Credit Agreement also contained a number of customary affirmative and negative covenants. The Company was in compliance with all 2012 Credit Agreement financial ratios and covenants at the time of the refinancing in December 2014.

2011 Amended Credit Agreement

In connection with the acquisition of Holdings by 3G Special Situations Fund II, L.P., BKC and Holdings entered into a credit agreement dated as of October 19, 2010, as amended and restated as of February 15, 2011 (the “2011 Amended Credit Agreement”). The 2011 Amended Credit Agreement provided for (i) two tranches of term loans in aggregate principal amounts of $1,600.0 million and €200.0 million (the “Term Loans”), each under a term loan facility (the “Term Loan Facility”) and (ii) a senior secured revolving credit facility for up to $150.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facilities”). The maturity date for the Term Loan Facility was October 19, 2016 and the maturity date for the Revolving Credit Facility was October 19, 2015. As described above, borrowings under the 2011 Amended Credit Agreement were refinanced by the 2012 Credit Agreement.

Under the 2011 Amended Credit Agreement, BKC was required to comply with customary financial ratios and the 2011 Amended Credit Agreement also contained a number of customary affirmative and negative covenants. The Company was in compliance with all 2011 Amended Credit Agreement financial ratios and covenants at the time of the refinancing in September 2012.

Tim Hortons Notes

At the time of the Transactions, Tim Hortons had the following Canadian dollar denominated senior unsecured notes outstanding: (i) C$300.0 million aggregate principal amount of 4.20% Senior Unsecured Notes, Series 1, due June 1, 2017 (“Series 1 Notes”), (ii) C$450.0 million aggregate principal amount of 4.52% Senior Unsecured Notes, Series 2, due December 1, 2023 (“Series 2 Notes”) and (iii) C$450.0 million aggregate principal amount of 2.85% Senior Unsecured Notes, Series 3, due April 1, 2019 (“Series 3 Notes”) (collectively, the “Tim

Hortons Notes”). Due to the transactions, and the resulting rating downgrade of Tim Hortons to below investment grade, Tim Hortons offered to repurchase for cash any and all of the outstanding Tim Hortons Notes on December 12, 2014. The consideration offered for Tim Hortons Notes properly tendered was an amount in cash equal to 101% of the principal amount of such tendered Tim Hortons Notes together with accrued and unpaid interest thereon. This initial offer expired on January 12, 2015, and on January 13, 2015 Tim Hortons accepted for purchase, and settled for cash, the following: (i) C$249.8 million Series 1 Notes; (ii) C$440.0 million Series 2 Notes and (iii) C$442.0 million Series 3 Notes.

On January 26, 2015, Tim Hortons commenced a second tender offer for the outstanding balance of the Tim Hortons Notes, expiring on February 23, 2015. The consideration offered for the Tim Hortons Notes properly tendered was an amount in cash equal to 100% of the principal amount of such tendered Tim Hortons Notes, together with accrued and unpaid interest thereon. Tim Hortons Notes properly tendered at 5:00 p.m., Toronto time, on February 6, 2015 (the “Early Tender Deadline”) received additional cash consideration of 1% of the principal amount of such tendered Tim Hortons Notes. On February 9, 2015 Tim Hortons accepted for purchase, and settled for cash, the following Tim Hortons Notes properly tendered at the Early Tender Deadline: (i) C$2.7 million Series 1 Notes; (ii) C$7.3 million Series 2 Notes and (iii) C$3.9 million Series 3 Notes. On February 24, 2015 Tim Hortons accepted for purchase, and settled for cash, the following: (i) C$132,000 Series 1 Notes; (ii) C$95,000 Series 2 Notes and (iii) C$215,000 Series 3 Notes. Subsequent to these tender offers, the following Tim Hortons Notes remain outstanding: (i) C$47.4 million Series 1 Notes; (ii) C$2.6 million Series 2 Notes and (iii) C$3.9 million Series 3 Notes.

Restrictions and Covenants

The 2014 Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, will limit or restrict the ability of the Borrowers and certain of their subsidiaries to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make investments, loans and advances; pay or modify the terms of certain indebtedness; engage in certain transactions with affiliates. In addition, the Borrowers are required to not exceed a specified first lien senior secured leverage ratio in the event the sum of the amount of letters of credit in excess of $50,000,000 (other than those that are cash collateralized), any loans under the 2014 Revolving Credit Facility and any swingline loans outstanding as of the end of any fiscal quarter exceed 30% of the commitments under the 2014 Revolving Credit Facility.

The terms of the Indenture, among other things, limit the ability of the Borrowers and their restricted subsidiaries to: incur additional indebtedness; create liens or use assets as security in other transactions; declare or pay dividends, redeem stock or make other distributions to stockholders; make investments; merge or consolidate, or sell, transfer, lease or dispose of substantially of the Borrowers’ assets; enter into transactions with affiliates; sell or transfer certain assets; and agree to certain restrictions of the ability of restricted subsidiaries to make payments to us. These covenants are subject to a number of important qualifications, limitations and exceptions that are described in the Indenture.

As of December 31, 2014, we were in compliance with all covenants of the 2014 Credit Agreement and Indenture, and there were no limitations on our ability to draw on the remaining availability under our 2014 Revolving Credit Facility.

2010 Senior Notes

In 2010, BKC issued $800.0 million principal amount of senior notes that had an original maturity of October 15, 2018 and bore interest at a rate of 9.875% per annum, which was payable semi-annually on October 15 and April 15 of each year (the “2010 Senior Notes”). In December 2014, we completed the full redemption of our 2010 Senior Notes, using cash proceeds from our 2014 Credit Facility and 2014 Senior Notes, paying $833.7 million to redeem $794.5 million in aggregate principal at a redemption price equal to 104.938% of the principal amount.

2011 Discount Notes

On April 19, 2011, Burger King Capital Holdings, LLC (“BKCH”) and Burger King Capital Finance, Inc. (“BKCF” and together with BKCH, the “Issuers”) entered into an indenture with Wilmington Trust FSB, as trustee, pursuant to which the Issuers sold $685.0 million in the aggregate principal amount at maturity of 11.0% senior discount notes due April 15, 2019 (the “2011 Discount Notes”). The 2011 Discount Notes generated $401.5 million in gross proceeds. During 2012, we repurchased 2011 Discount Notes with an aggregate face value of $92.9 million and an aggregate carrying value of $61.1 million, net of unamortized original issue discount, for a purchase price of $69.6 million. In December 2014, we redeemed all of the remaining outstanding 2011 Discount Notes, using cash proceeds from our 2014 Credit Facility and 2014 Senior Notes as well as existing cash, paying $547.8 million to redeem $501.7 million in aggregate principal at a redemption price equal to 109.174% of the principal amount.

Other debt

Included in other debt as of December 31, 2014 is debt of $59.9 million recognized in accordance with applicable lease accounting rules. The Company is considered to be the owner of certain restaurants leased by the Company from an unrelated lessor because the Company constructed some of the structural elements of those restaurants, and records the lessor’s contributions to the construction costs for these restaurants as other debt.

Debt issuance costs

In connection with the 2014 Credit Agreement and the 2014 Senior Notes, we incurred an aggregate of $160.2 million of deferred financing costs. We had total unamortized deferred financing costs of $159.0 million at December 31, 2014 and $44.6 million at December 31, 2013, which amounts are amortized over the term of the debt into interest expense using the effective interest method. The amortization of deferred financing costs included in interest expense was $9.7 million for 2014, $8.9 million for 2013 and $10.9 million for 2012.

Loss on Early Extinguishment of Debt

In connection with the refinancing of term loans outstanding under the 2012 Credit Agreement, as well as the redemptions of our 2011 Discount Notes and 2010 Senior Notes, we recorded a $155.4 million loss on early extinguishment of debt in 2014. The loss on early extinguishment of debt reflects the write-off of unamortized debt issuance costs, the write-off of unamortized discounts, commitment fees associated with the bridge loan available at the closing of the Transactions, and the payment of premiums to redeem the 2011 Discount Notes and 2010 Senior Notes.

We recorded a $34.2 million loss on early extinguishment of debt during 2012 in connection with the refinancing of term loans outstanding under the 2011 Amended Credit Agreement, as described above, as well as prepayments of term loans prior to the refinancing and repurchases of our 2011 Discount Notes and 2010 Senior Notes.

Maturities

The aggregate maturities of long-term debt as of December 31, 2014 are as follows (in millions):

Principal
Year Ended December 31,	Amount
2015 (a)	$1,115.0
2016	70.4
2017	70.5
2018	70.8
2019	70.8
Thereafter	8,712.6

Total	$10,110.1

(a)	Amount includes Tim Hortons Notes.

Interest Expense, net

Interest expense, net consists of the following (in millions):

	2014	2013	2012
Tranche A Term Loans	$23.9	$26.3	$7.1
Tranche B Term Loans	23.6	26.6	7.1
2014 Credit Facility	54.8	—	—
Secured Term Loan - USD tranche	—	—	51.2
Secured Term Loan - Euro tranche	—	—	8.8
Interest Rate Caps	7.1	6.8	4.2
2014 Senior Notes	31.1	—	—
Tim Horton Series Notes	1.8	—	—
2010 Senior Notes	74.3	78.5	78.6
2011 Discount Notes	48.5	46.0	43.8
Amortization of deferred financing costs and debt issuance discount	11.7	10.3	13.2
Capital lease obligations	6.1	6.4	8.2
Other	0.9	1.7	2.7
Interest income	(3.7)	(2.6)	(1.1)

Interest expense, net	$280.1	$200.0	$223.8

Note 11. Leases

As of December 31, 2014, we leased or subleased 5,409 restaurant properties to franchisees and 92 non-restaurant properties to third parties under direct financing leases and operating leases, where we are the lessor. Initial lease terms generally range from 10 to 20 years. Most leases to franchisees provide for fixed monthly payments and many of these leases provide for future rent escalations and renewal options. Certain leases also include provisions for contingent rent, determined as a percentage of sales, generally when annual sales exceed specific levels. The lessees bear the cost of maintenance, insurance and property taxes.

Assets leased to franchisees and other third parties under operating leases, where we are the lessor, that are included within our property and equipment, net was as follows (in millions):

	As of December 31,
	2014	2013
Land	$778.8	$421.7
Buildings and improvements	1,276.2	397.9
Restaurant equipment	47.0	2.7

Gross property and equipment leased	2,102.0	822.3
Accumulated depreciation	(155.5)	(130.3)

Net property and equipment leased	$1,946.5	$692.0

Our net investment in direct financing leases was as follows (in millions):

	As of December 31,
	2014	2013
Future rents to be received
Future minimum lease receipts	$154.4	$184.8
Contingent rents(1)	78.1	92.1
Estimated unguaranteed residual value	22.2	23.8
Unearned income	(97.1)	(120.5)
Allowance on direct financing leases	(0.3)	(0.3)

	157.3	179.9
Current portion included within trade receivables	(16.8)	(16.8)

Net investment in property leased to franchisees	$140.5	$163.1

(1)	Amounts represent estimated contingent rents recorded in connection with the acquisition method of accounting.

In addition, we lease land, building, equipment, office space and warehouse space, including 743 restaurant buildings under capital leases. Land and building leases generally have an initial term of 10 to 30 years, while land-only lease terms can extend longer, and most leases provide for fixed monthly payments. Many of these leases provide for future rent escalations and renewal options and certain leases also include provisions for contingent rent, determined as a percentage of sales, generally when annual sales exceed specific levels. Most leases also obligate us to pay the cost of maintenance, insurance and property taxes.

As of December 31, 2014, future minimum lease receipts and commitments were as follows (in millions):

	Lease Receipts		Lease Commitments (a)
	Direct Financing Leases	Operating Leases	Capital Leases	Operating Leases
2015	$22.8	$367.6	$35.4	$186.0
2016	22.5	333.2	37.4	183.9
2017	21.9	301.6	28.0	158.0
2018	20.4	269.8	27.1	151.0
2019	15.2	237.8	24.7	133.4
Thereafter	51.6	1,500.4	173.4	922.3

Total minimum payments	$154.4	$3,010.4	$326.0	$1,734.6

Less amount representing interest			(131.6)

Present value of minimum capital lease payments			194.4
Current portion of capital lease obligation			(18.7)

Long-term portion of capital lease obligation			$175.7

(a)	Lease commitments under operating leases have not been reduced by minimum sublease rentals of $1,752.9 million due in the future under noncancelable subleases.

Property revenues are comprised primarily of rental income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	2014	2013	2012
Rental income:
Minimum	$180.5	$165.9	$108.1
Contingent	39.7	25.0	17.4
Amortization of favorable and unfavorable income lease contracts, net	5.7	5.6	6.3

Total rental income	225.9	196.5	131.8
Earned income on direct financing leases	15.3	17.2	19.5

Total property revenues	$241.2	$213.7	$151.3

Rent expense associated with the lease commitments is as follows (in millions):

	2014	2013	2012
Rental expense:
Minimum	$109.1	$115.0	$148.8
Contingent	8.0	4.9	9.3
Amortization of favorable and unfavorable payable lease contracts, net	3.1	0.9	(2.4)

Total rental expense (a)	$120.2	$120.8	$155.7

(a)	Amounts include rental expense related to properties subleased to franchisees of $103.3 million for 2014, $94.0 million for 2013 and $74.4 million for 2012.

The impact of favorable and unfavorable lease amortization on operating income is as follows (in millions):

	2014	2013	2012

Franchise and property revenues	$5.7	$5.6	$6.3
Cost of sales	(0.3)	(1.3)	(3.4)
Franchise and property expenses	3.4	2.2	1.0

Estimated future amortization of favorable and unfavorable lease contracts subject to amortization are as follows (in millions):

	Cost of Sales		Franchise and Property Revenue		Franchise and Property Expenses
	Favorable	Unfavorable	Favorable	Unfavorable	Favorable	Unfavorable
2015	$0.3	$(0.3)	$12.9	$(17.6)	$42.3	$(37.2)
2016	0.2	(0.3)	12.7	(17.4)	42.1	(37.1)
2017	0.2	(0.3)	12.5	(17.1)	41.9	(36.7)
2018	0.2	(0.2)	12.0	(16.6)	41.6	(36.2)
2019	0.2	(0.1)	11.7	(15.5)	40.7	(35.5)
Thereafter	2.2	(0.2)	22.5	(30.7)	53.9	(56.2)

Total	$3.3	$(1.4)	$84.3	$(114.9)	$262.5	$(238.9)

Note 12. Income Taxes

Income before income taxes, classified by source of income (loss), is as follows (in millions):

	2014	2013	2012
Canada	$(247.4)	$(18.1)	$3.0
U.S.	(263.2)	127.4	(4.7)
Other Foreign	257.5	212.9	161.4

Income before income taxes	$(253.1)	$322.2	$159.7

Income tax expense (benefit) attributable to income from continuing operations consists of the following (in millions):

	2014	2013	2012
Current:
Canada	$25.9	$0.5	$—
U.S. Federal	16.1	29.9	19.0
U.S. state, net of federal income tax benefit	(0.3)	3.7	1.1
Other Foreign	35.5	22.3	13.0

	$77.2	$56.4	$33.1

Deferred:
Canada	$(20.4)	$(4.5)	$(2.5)
U.S. Federal	(28.7)	27.8	(1.0)
U.S. state, net of federal income tax benefit	(4.2)	(1.2)	1.6
Other Foreign	0.4	10.0	10.8

	$(52.9)	$32.1	$8.9

Total	$24.3	$88.5	$42.0

The statutory rate reconciles to the effective tax rate as follows:

	2014	2013	2012
Statutory rate (1)	26.5%	35.0%	35.0%
State income taxes, net of federal income tax benefit	—	0.5	1.0
Costs and taxes related to foreign operations (2)	(9.9)	6.2	10.7
Foreign exchange gain (loss)	(2.1)	—	—
Foreign tax rate differential (3)	30.0	(14.6)	(25.0)
Taxes provided on earnings due to Transactions	(22.4)	—	—
Change in valuation allowance	(6.6)	0.6	(1.1)
Change in accrual for tax uncertainties	(0.3)	1.5	1.6
Deductible FTC	3.8	(1.9)	(3.2)
Non Deductible Transaction Costs	(5.0)	0.3	2.5
Impact of Transactions	(14.6)	—	—
Capital gain (loss) rate differential	(8.7)	—	—
Other	(0.3)	(0.1)	4.8

Effective income tax rate	(9.6)%	27.5%	26.3%

(1)	The statutory rate is the Canadian rate of 26.5% for 2014 and the U.S. rate of 35.0% for 2013 and 2012.
(2)	Costs and taxes related to foreign operations for 2014 consists of non-Canadian jurisdictions. For 2013 and 2012, the costs and taxes related to foreign operations consists of non-U.S. jurisdictions.
(3)	Amounts reflect statutory rates in jurisdictions in which we operate outside of Canada for 2014 and outside of the U.S. for 2013 and 2012.

Our effective tax rate was (9.6)% for 2014, primarily due to the impact of the Transactions, including non-deductible transaction related costs, and the mix of income from multiple tax jurisdictions. Our effective tax rate was 27.5% for 2013, primarily as a result of the mix of income from multiple tax jurisdictions and the impact of non-deductible expenses related to our refranchisings, partially offset by a favorable impact from the sale of a foreign subsidiary and a reduction in the state effective tax rate related to our refranchisings. Our effective tax rate was 26.3% for 2012, primarily as a result of the mix of income from multiple tax jurisdictions, the release of valuation allowance and the impact of costs on refranchisings primarily in foreign jurisdictions.

The following table provides the amount of income tax expense (benefit) allocated to continuing operations and amounts separately allocated to other items (in millions):

	2014	2013	2012
Income tax expense from continuing operations	$24.3	$88.5	$42.0
Cash flow hedge in accumulated other comprehensive income (loss)	(60.3)	68.1	(1.8)
Net investment hedge in accumulated other comprehensive income (loss)	20.9	(5.7)	(4.2)
Pension liability in accumulated other comprehensive income (loss)	(13.4)	9.9	(1.2)
Stock option tax benefit in additional paid-in capital	—	(10.1)	—

Total	$(28.5)	$150.7	$34.8

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations are as follows (in millions):

	2014	2013	2012
Deferred income tax expense (benefit)	$(71.9)	$9.9	$17.9
Change in valuation allowance	15.7	22.6	(8.3)
Change in effective state income tax rate	3.0	(4.0)	0.8
Change in effective foreign income tax rate	0.3	3.6	(1.5)

Total	$(52.9)	$32.1	$8.9

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in millions):

	As of December 31,
	2014	2013
Deferred tax assets:

Trade and notes receivable, principally due to allowance for doubtful accounts	$11.6	$9.2
Accrued employee benefits	53.1	34.1
Unfavorable leases	114.1	58.8
Liabilities not currently deductible for tax	52.7	53.2
Tax loss and credit carryforwards	215.5	107.2
Other	15.5	0.5

Total gross deferred tax assets	462.5	263.0
Valuation allowance	(115.3)	(97.7)

Net deferred tax assets	347.2	165.3
Less deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	91.5	10.3
Intangible assets	1,682.0	640.2
Leases	123.0	89.0
Statutory Impairment	8.0	9.2
Derivatives	24.8	65.9
Outside basis difference	177.1	—

Total gross deferred tax liabilities	2,106.4	814.6

Net deferred tax liability	$1,759.2	$649.3

The valuation allowance had a net increase of $17.6 million during 2014 primarily due to the acquisition of Tim Hortons, reduced by true-up adjustments related to ordinary and capital losses.

Changes in valuation allowance are as follows (in millions):

	2014	2013	2012
Beginning balance	$97.7	$93.3	$99.6
Additions due to Tim Hortons acquisition	57.0	—	—
Change in estimates recorded to deferred income tax expense	15.7	22.6	(8.3)
Expiration of foreign tax credits and capital losses	(11.3)	—	—
Changes from foreign currency exchange rates	(2.1)	0.1	2.0
True-ups from changes in ordinary and capital losses	(41.7)	—	—
Sale of foreign subsidiaries	—	(18.3)	—

Ending balance	$115.3	$97.7	$93.3

The gross amount and expiration dates of operating loss and tax credit carryforwards as of December 31, 2014 are as follows (in millions):

	Amount	Expiration Date
Canadian net operating loss carryforwards	$182.5	2030-2034
Canadian capital loss carryforwards	1.3	Indefinite
U.S. federal net operating loss carryforwards	203.5	2034
U.S. state net operating loss carryforwards	360.2	2016-2034
U.S. capital loss carryforwards	59.4	2018
U.S. foreign tax credits	20.2	2015-2025
Other foreign net operating loss carryforwards	88.0	Indefinite
Other foreign net operating loss carryforwards	1.8	2015-2034
Other	0.4	various

Total	$917.3

The Company has approximately $966.6 million of undistributed earnings of which approximately $5.0 million has been previously taxed. Taxes of $59.8 million have been provided on approximately $263.7 million of undistributed earnings. During 2014, the Company provided $56.7 million of taxes on $160.4 million of earnings and prior to 2014, the Company provided approximately $3.1 million of taxes on $103.3 million of earnings. Deferred tax liabilities have not been provided on approximately $697.9 million of undistributed earnings that are considered to be permanently reinvested. In connection with the acquisition of Tim Hortons, the Company provided approximately $117.2 million of taxes on $860.7 million of acquired foreign outside basis differences in connection with acquisition accounting.

We had $41.6 million of unrecognized tax benefits at December 31, 2014, which if recognized, would favorably affect the effective income tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2014	2013	2012
Beginning balance	$27.7	$23.3	$21.6
Additions on tax position related to the current year	2.7	2.2	1.9
Additions for tax positions of prior years	2.5	2.4	0.9
Additions due to acquisitions	13.4	—	—
Reductions for tax positions of prior year	(3.6)	(0.1)	(0.5)
Reductions for settlement	(0.3)	(0.1)	(0.5)
Reductions due to statute expiration	(0.8)	—	(0.1)

Ending balance	$41.6	$27.7	$23.3

During the twelve months beginning January 1, 2015, it is reasonably possible we will reduce unrecognized tax benefits by approximately $10.7 million, primarily as a result of the expiration of certain statutes of limitations and the resolution of audits.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties was $12.8 million at December 31, 2014 and $4.1 million at December 31, 2013. Potential interest and penalties associated with uncertain tax positions increased by $8.3 million due to the acquisition of Tim Hortons. Potential interest and penalties associated with uncertain tax positions recognized was $0.5 million during the year ended December 31, 2014, $0.6 million during the year ended December 31, 2013, and $0.3 million during the year ended December 31, 2012. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We file income tax returns with Canada and its provinces. Generally we are subject to routine examinations by the Canada Revenue Authority (“CRA”). The CRA is conducting examinations of the 2010 through 2012 taxation years. Additionally, income tax returns filed with various provincial jurisdictions are generally open to examination for periods of three to five years subsequent to the filing of the respective return. Tax years 2005 through 2009 are also under appeals and a Notice of Appeal to the Tax Court of Canada was filed in 2012 with respect to tax year 2002. At this time, we believe that we have complied with all applicable Canadian tax laws and that we have adequately provided for these matters.

We also file income tax returns, including returns for our subsidiaries, with U.S. federal, U.S. state, and foreign jurisdictions. Generally we are subject to routine examination by taxing authorities in the U.S. jurisdictions, as well as other foreign tax jurisdictions, such as the United Kingdom, Germany, Spain, Switzerland and Singapore. None of the foreign jurisdictions should be individually material. Our U.S. federal income tax returns for fiscal 2009, 2010, the period July 1, 2010 through October 18, 2010 and the period October 19, 2010 through December 31, 2010 are currently under audit by the Internal Revenue Service. In addition, we have various U.S. state and foreign income tax returns in the process of examination. From time to time, these audits result in proposed assessments where the ultimate resolution may result in owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

Note 13. Pension and Post Retirement Medical Benefits

Pension Benefits

We sponsor noncontributory defined benefit pension plans for our employees in the United States (the “U.S. Pension Plans”) and certain employees in the United Kingdom, Germany and Switzerland (the “International Pension Plans”). Effective December 31, 2005, all benefits accrued under the U.S. Pension Plans were frozen at the benefit level attained as of that date.

Postretirement Medical Benefits

Our Burger King postretirement medical plan (the “U.S. Retiree Medical Plan”) provides medical, dental and life insurance benefits to U.S. salaried retirees hired prior to June 30, 2001 and who were age 40 or older as of June 30, 2001, and their eligible dependents. The amount of retirement health care coverage an employee will receive depends upon the length of credited service. In 2011, the credited service for this plan was frozen for all participants. Beginning January 1, 2012, the annual employer-provided subsidy will be $160 (pre-age 65) and $80 (post-age 65) per year of credited service for anyone not already receiving benefits prior to this date.

During 2012, we eliminated the option to delay enrollment for the U.S. Retiree Medical Plan and participants were required to make a one-time election to participate in the plan. This change was accounted for as a negative plan amendment and resulted in a reduction to the U.S. Retiree Medical Plan liability of $11.1 million. This reduction is being amortized as a reduction to net periodic benefit costs over 6 years, the average remaining years until expected retirement. This negative plan amendment resulted in net periodic benefit cost reductions of approximately $1.8 million in 2014, $1.8 million in 2013, and $1.5 million in 2012 and will result in net periodic benefit costs reductions of approximately $1.8 million every year thereafter during the amortization period.

Obligations and Funded Status

The following table sets forth the change in benefit obligations, fair value of plan assets and amounts recognized in the balance sheets for the U.S. Pension Plans, International Pension Plans and U.S. Retiree Medical Plan (in millions):

	U.S. Pension Plans		U.S. Retiree Medical Plan
	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$193.6	$212.9	$7.9	$8.5
Service cost	—	—	—	—
Interest cost	9.2	8.4	0.4	0.4
Plan amendments	—	—	—	—
Actuarial (gains) losses	38.1	(17.4)	1.5	(0.6)
Part D Rx Subsidy Received	—	—	—	—
Benefits paid	(9.2)	(10.3)	(0.6)	(0.4)

Benefit obligation at end of year	$231.7	$193.6	$9.2	$7.9

Change in plan assets
Fair value of plan assets at beginning of year	$159.6	$145.4	$—	$—
Actual return on plan assets	17.3	17.0	—	—
Employer contributions	5.2	7.5	0.6	0.4
Benefits paid	(9.2)	(10.3)	(0.6)	(0.4)

Fair value of plan assets at end of year	$172.9	$159.6	$—	$—

Funded status of plan	$(58.8)	$(34.0)	$(9.2)	$(7.9)

Amounts recognized in the consolidated balance sheet
Current liabilities	$(0.8)	$(0.8)	$(0.7)	$(0.5)
Noncurrent liabilities	(58.0)	(33.2)	(8.5)	(7.4)

Net pension liability, end of fiscal year	$(58.8)	$(34.0)	$(9.2)	$(7.9)

Amounts recognized in accumulated other comprehensive income (AOCI)
Prior service cost / (credit)	$—	$—	$(9.5)	$(12.4)
Unrecognized actuarial loss (gain)	27.1	(2.9)	(0.4)	(2.1)

Total AOCI (before tax)	$27.1	$(2.9)	$(9.9)	$(14.5)

	International Pension Plans
	2014	2013
Benefit obligation at end of year	$33.4	$27.0
Fair value of plan assets at end of year	30.8	28.8

Funded status of plan	$(2.6)	$1.8

Amounts recognized in the consolidated balance sheet
Current Assets	$0.3	$—
Noncurrent Assets	2.0	6.1
Current liabilities	—	(0.1)
Noncurrent liabilities	(4.9)	(4.2)

Net pension liability, end of fiscal year	$(2.6)	$1.8

Amounts recognized in accumulated other comprehensive income (AOCI)
Unrecognized actuarial loss (gain)	$(0.3)	$(5.6)

Total AOCI (before tax)	$(0.3)	$(5.6)

Additional year-end information for the U.S. Pension Plans, International Pension Plans and U.S. Retiree Medical Plan with accumulated benefit obligations in excess of plan assets

The following sets forth the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. Pension Plans, International Pension Plans and U.S. Retiree Medical Plan (in millions):

	U.S. Pension Plans		U.S. Retiree Medical Plan		International Pension Plans
	As of December 31,		As of December 31,		As of December 31,
	2014	2013	2014	2013	2014	2013
Projected benefit obligation	$231.7	$193.6	$9.2	$7.9	$33.4	$27.0
Accumulated benefit obligation	$231.7	$193.6	$9.2	$7.9	$24.0	$16.9
Fair value of plan assets	$172.9	$159.6	$—	$—	$30.8	$28.8

Components of Net Periodic Benefit Cost

The following sets forth the net periodic benefit costs (income) for the U.S. Pension Plans and U.S. Retiree Medical Plan for the periods indicated (in millions):

	U.S. Pension Plans			U.S. Retiree Medical Plan
	2014	2013	2012	2014	2013	2012
Interest costs on projected benefit obligations	$9.2	$8.4	$8.6	$0.4	$0.3	$0.5
Expected return on plan assets	(9.2)	(8.3)	(8.5)	—	—	—
Amortization of prior service costs/(credit)	—	—	—	(2.9)	(2.9)	(2.6)
Amortization of actuarial losses (gains)	—	1.2	—	(0.2)	(0.1)	(0.1)
Settlement expense	—	—	0.2	—	—	—

Net periodic benefit costs (income)	$—	$1.3	$0.3	$(2.7)	$(2.7)	$(2.2)

The net periodic benefit costs (income) for our International Pension Plans was not significant for any comparative period.

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Income

	U.S. Pension Plans			U.S. Retiree Medical Plan
	2014	2013	2012	2014	2013	2012
Unrecognized actuarial (gain) loss	$30.0	$(26.2)	$12.0	$1.5	$(0.6)	$0.1
(Gain) loss recognized due to settlement	—	(0.3)	(0.2)	—	—	—
Prior service cost (credit)	—	—	—	—	—	(11.1)
Amortization of prior service (cost) credit	—	—	—	2.9	2.9	2.6
Amortization of actuarial gain (loss)	—	(1.2)	—	0.2	0.1	0.1

Total recognized in OCI	$30.0	$(27.7)	$11.8	$4.6	$2.4	$(8.3)

	International Pension Plans
	2014	2013	2012
Unrecognized actuarial (gain) loss	$4.9	$(4.4)	$(2.1)
Amortization of actuarial gain (loss)	0.4	—	2.3

Total recognized in OCI	$5.3	$(4.4)	$0.2

As of December 31, 2014, for the combined U.S. and International Pension Plans, we expect to amortize during 2015 from accumulated other comprehensive income (loss) into net periodic pension cost an estimated $2.9 million of net prior service credit and $2.7 million of net actuarial loss.

Assumptions

The weighted-average assumptions used in computing the benefit obligations of the U.S. Pension Plans, International Pension Plans and U.S. Retiree Medical Plan are as follows:

	2014	2013	2012
U.S. Pension Plans:
Discount rate as of year-end	4.03%	4.84%	4.04%

U.S. Retiree Medical Plan:
Discount rate as of year-end	4.03%	4.84%	4.04%

International Pension Plans:
Discount rate as of year-end	3.57%	4.70%	4.03%
Range of compensation rate increase	3.36%	3.52%	3.14%

The discount rate used in the calculation of the benefit obligation at December 31, 2014 and December 31, 2013 for the U.S. Plans is derived from a yield curve comprised of the yields of approximately 774 and 700 market-weighted corporate bonds, respectively, rated AA on average by Moody’s, Standard & Poor’s, and Fitch, matched against the cash flows of the U.S. Plans. The discount rate used in the calculation of the benefit obligation at December 31, 2014 and December 31, 2013 for the International Pension Plans is primarily derived from the yields on Swiss government bonds with a maturity matched against the cash flows of the International Pension Plans.

The weighted-average assumptions used in computing the net periodic benefit cost of the U.S. Pension Plans, International Pension Plans and the U.S. Retiree Medical Plan are as follows:

	2014	2013	2012
U.S. Pension Plans:
Discount rate	4.84%	4.04%	4.58%
Expected long-term rate of return on plan assets	6.20%	6.05%	6.50%

U.S. Retiree Medical Plan:
Discount rate	4.84%	4.04%	4.58%
Expected long-term rate of return on plan assets	N/A	N/A	N/A

International Pension Plans:
Discount rate	4.67%	4.18%	4.86%
Range of compensation rate increase	3.52%	3.27%	3.47%
Expected long-term rate of return on plan assets	4.58%	5.64%	5.25%

The expected long-term rate of return on plan assets is determined by expected future returns on the asset categories in target investment allocation. These expected returns are based on historical returns for each asset’s category adjusted for an assessment of current market conditions.

The assumed healthcare cost trend rates are as follows:

	2014	2013	2012
Healthcare cost trend rate assumed for next year	8.00%	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020	2020

Assumed healthcare cost trend rates do not have a significant effect on the amounts reported for the postretirement healthcare plans, since a one-percentage point increase or decrease in the assumed healthcare cost trend rate would have a minimal effect on service and interest cost for the postretirement obligation.

Plan Assets

The fair value of the major categories of pension plan assets for U.S. and International Pension Plans at December 31, 2014 and December 31, 2013 is presented below (in millions):

	U.S. Pension Plans	International Pension Plan	U.S. Pension Plan	International Pension Plan
	As of December 31,
	2014		2013

Level 1
Cash and Cash equivalents	$3.0	$—	$—	$—

Level 2
Cash and Cash equivalents (a)	2.8	0.2	2.7	0.2

Equity Securities (b):
U.S.	47.7	3.0	44.0	5.5
Non - U.S.	36.3	18.1	38.1	14.5

Fixed Income (b):
Corporate Bonds and Notes	57.1	—	45.3	—
U.S. Government Treasuries	17.0	—	11.6	0.6
International Debt	4.6	4.5	3.9	—
Mortgage-Backed Securities	0.2	—	0.9	—
U.S. Government Agencies	3.4	—	8.2	—
Municipal Bonds	—	—	3.0	—
Non- U.S. Bonds	—	4.7	1.1	7.4
Other (c)	0.8	0.3	0.8	0.6

Total fair value of plan assets	$172.9	$30.8	$159.6	$28.8

(a)	Short-term investments in money market funds and short term receivables for investments sold
(b)	Securities held in common commingled trust funds
(c)	Other securities held in common commingled trust funds including interest rate swaps and foreign currency contracts

We categorize plan assets within a three level fair value hierarchy as described in Note 2. Pooled funds are primarily classified as Level 2 and are valued using net asset values of participation units held in common collective trusts, as reported by the managers of the trusts and as supported by the unit prices of actual purchase and sale transactions.

The investment objective for the U.S. Pension Plans and International Pension Plans is to secure the benefit obligations to participants while minimizing our costs. The goal is to optimize the long-term return on plan assets at an average level of risk. The Investment Committee developed a strategic allocation policy for the U.S. Pension Plan to reduce return seeking assets and increase fixed income assets as the Plan’s funded status improves. The portfolio of equity securities, currently targeted at 50% for U.S. Pension Plan and 70% for International Pension Plan, includes primarily large-capitalization companies with a mix of small-capitalization U.S. and foreign companies well diversified by industry. The portfolio of fixed income asset allocation, currently targeted at 50% for U.S. Pension Plan and 30% for International Pension Plan, is actively managed and consists of long duration fixed income securities primarily in U.S. debt markets and non-U.S. bonds with long-term maturities that help to reduce exposure to interest variation and to better correlate asset maturities with obligations.

Estimated Future Cash Flows

Total contributions to the U.S. Pension Plans and International Pension Plans were $6.1 million for 2014, $8.2 million for 2013 and $10.1 million for 2012.

The U.S. and International Pension Plans’ and U.S. Retiree Medical Plan’s expected contributions to be paid in the next year, the projected benefit payments for each of the next five years and the total aggregate amount for the subsequent five years are as follows (in millions):

	U.S. Pension Plans	International Pension Plans	U.S. Retiree Medical Plan
Estimated Net Contributions During Year Ended 2015	$0.8	$0.1	$0.7

Estimated Future Year Benefit Payments During Years Ended:
2015	$9.6	$0.2	$0.7
2016	$9.9	$0.2	$0.7
2017	$10.2	$0.2	$0.6
2018	$10.5	$0.2	$0.6
2019	$10.9	$0.3	$0.6
2020 - 2024	$64.8	$1.5	$2.9

Note 14. Fair Value Measurements

Fair Value Measurements

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 (in millions):

		Fair Value Measurements at December 31, 2014			Fair Value Measurements at December 31, 2013
	Balance Sheet Location	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Assets:
Derivatives designated as cash flow hedges
Interest rate	Other assets, net	$—	$—	$—	$—	$174.1	$174.1
Foreign currency	Trade and notes receivable, net	—	6.0	6.0	—	—	—
Derivatives designated as net investment hedges
Foreign currency	Inventories and other current assets, net	—	2.1	2.1	—	—	—
Foreign currency	Other assets, net	—	75.9	75.9	—	—	—
Derivatives not designated as hedging instruments
Interest rate	Other assets, net	—	88.9	88.9	—	—	—
Other
Investments held in a rabbi trust	Inventories and other current assets, net	1.1	—	1.1
Investments held in a rabbi trust	Other assets, net	5.2	—	5.2	8.9	—	8.9

Total assets at fair value		$6.3	$172.9	$179.2	$8.9	$174.1	$183.0

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	Other liabilities, net	$—	$25.6	$25.6	$—	$—	$—
Derivatives designated as net investment hedges
Foreign currency	Other liabilities, net	—	—	—	—	25.9	25.9
Other
ERP liabilities	Other accrued liabilities	—	1.1	1.1	—	2.8	2.8
ERP liabilities	Other liabilities, net	—	5.2	5.2	—	6.0	6.0

Total liabilities at fair value		$—	$31.9	$31.9	$—	$34.7	$34.7

Our derivatives are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty.

Investments held in a Rabbi trust consist of money market funds and mutual funds and the fair value measurements are derived using quoted prices in active markets for the specific funds which are based on Level 1 inputs of the fair value hierarchy. The fair value measurements of the ERP liabilities are derived principally from observable market data which are based on Level 2 inputs of the fair value hierarchy.

At December 31, 2014, the fair value of our variable rate term debt and bonds was estimated at $10.1 billion, compared to a carrying amount of $10.0 billion, net of original issuance discount and premium. At December 31, 2013, the fair value of our variable rate term debt and bonds was estimated at $3.1 billion, compared to a carrying amount of $2.9 billion, net of original issuance discount and premium. Fair value of variable rate term debt and fixed rate debt was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy.

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill, the Brand and other intangible assets. Refer to Note 2 for inputs and valuation techniques used to measure fair value of these nonfinancial assets.

Note 15. Derivative Instruments

Disclosures about Derivative Instruments and Hedging Activities

We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges, derivatives designated as net investment hedges and those utilized as economic hedges. We use derivatives to manage exposure to fluctuations in interest rates and currency exchange rates. See Note 14 for fair value measurements of our derivative instruments.

Forward-Starting Interest Rate Swaps

During November 2014, we entered into a series of six forward-starting receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments associated with our 2014 Term Loan Facility beginning April 1, 2015, through the expiration of the sixth swap on March 31, 2021. The variable component of the swap is based on the highest of the LIBOR rate at the end of the period and 1%, which matches the applicable interest rate set forth in the 2014 Credit Agreement. The initial notional value of the swap is $6,733.1 million, which will align with the outstanding principal balance of the 2014 Term Loan Facility as of April 1, 2015, and will be reduced quarterly in accordance with the principal repayments of the 2014 Term Loan Facility. There are six sequential interest rate swaps to achieve the hedged position. Each year on March 31, the existing interest rate swap will expire and will be immediately replaced with a new interest rate swap until the expiration of the arrangement on March 31, 2021. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

During October 2014, we also entered into a series of receive-variable, pay-fixed interest rate swaps with a combined initial notional value of $6,750.0 million that is amortized each quarter at the same rate of the 2014 Term Loan Facility. Each year in March, the existing interest rate swap will expire and will be immediately replaced with a new interest rate swap until the expiration of the arrangement on March 31, 2021. To offset the cash flows associated with these interest rate swaps, in November 2014 we entered into a series of six annual mirror interest rate swaps in which we will receive-fixed, pay-variable on a total notional value of $6,750.0 million that is amortized each quarter at the same rate of the 2014 Term Loan Facility. Each year in March, the existing interest rate swap will expire and will be immediately replaced with a new interest rate swap until the expiration of the arrangement on March 31, 2021. These interest rate swaps are not designated for hedge accounting and as such changes in fair value are recognized in current earnings.

During 2012, we entered into three forward-starting interest rate swaps with a total notional value of $2,300.0 million to hedge the variability of forecasted interest payments on our forecasted debt issuance attributable to changes in LIBOR. These swaps were settled during the fourth quarter of 2014. The forward-starting interest rate swaps fixed LIBOR on $1,000.0 million of floating-rate debt beginning 2015 and an additional $1,300.0 million of floating-rate debt starting 2016. During 2014, we discontinued hedge accounting on our forward-starting interest rate swaps as it was probable at the time that the forecasted transactions will not occur since we intended to repay our outstanding 2012 Term Loan Facility concurrently with the Transactions and did not anticipate issuing new debt in 2015 or 2016. Refer to Note 1 for further information on the Transactions. Whenever hedge accounting is discontinued and the derivative remains outstanding, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent changes in fair value in earnings. When it is no longer probable that a forecasted transaction will occur, we discontinue hedge accounting and recognize immediately in earnings any gains and losses, attributable to those forecasted transactions that are probable not to occur, that were recorded in accumulated other comprehensive income (loss) related to the hedging relationship. Prior to the discontinuance of hedge accounting, we accounted for these swaps as cash flow hedges, and as such, the effective portion of unrealized changes in market value was recorded in AOCI and was to be reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Cross-Currency Rate Swaps

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we may, from time to time, hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At December 31, 2014, we designated cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically offset by movements in the fair value of our cross currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in accumulated other comprehensive income (loss), net of tax. Such amounts will remain in accumulated other comprehensive income (loss) until the complete or substantially complete liquidation of our investment in the underlying foreign operations.

At December 31, 2014, we had outstanding cross-currency rate swaps in which we pay quarterly between 4.802%-7.002% on a tiered payment structure per annum on the Canadian dollar notional amount of C$5,641.7 million and receive quarterly between 3.948%-6.525% on a tiered payment structure per annum on the USD notional amount of $5,000.0 million through the maturity date of March 31, 2021. At inception, these derivative instruments were not designated for hedge accounting and as such changes in fair value were recognized in current earnings. Beginning with the closing of the Transactions on December 12, 2014, we designated these cross-currency rate swaps as a hedge and began accounting for these derivative instruments as net investment hedges.

At December 31, 2014, we also had outstanding cross-currency rate swaps with an aggregate notional value of $315.0 million. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. A total notional value of $115.0 million of these swaps are contracts to exchange quarterly fixed-rate interest payments we make in Euros for quarterly fixed-rate interest payments we receive in U.S. dollars and mature on October 16, 2016. A total notional value of $200.0 million of these swaps are contracts to exchange quarterly floating-rate interest payments we make in Euros based on EURIBOR for quarterly floating-rate interest payments we receive in U.S. dollars based on LIBOR and mature on September 28, 2017. These cross-currency rate swaps also require the exchange of Euros and U.S. dollar principal payments upon maturity.

Foreign Currency Exchange Contracts

In connection with the Transactions, we were exposed to foreign currency risk as the cash consideration paid to Tim Hortons shareholders in connection with the Transactions was denominated in Canadian dollars. As such, during 2014 we entered into foreign currency forward and foreign currency option contracts to hedge our exposure to the volatility of the Canadian dollar. We had outstanding foreign currency forward contracts to effectively exchange $9,000.0 million U.S. dollars for C$9,971.8 million Canadian dollars and foreign currency option contracts to exchange $5,230.0 million U.S. dollars for C$5,635.3 million Canadian dollars that were settled during the fourth quarter of 2014. At any point in time, the aggregate notional value of these derivative instruments never exceeded $9,230.0 million U.S. dollars. The foreign currency option contracts had a total premium of $59.9 million that was paid at expiration. These derivative instruments did not qualify for hedge accounting and changes in fair values were immediately recognized in other operating expenses (income), net in current earnings.

We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee and certain intercompany purchases, made by our Canadian Tim Hortons operations. At December 31, 2014, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $138.3 million with maturities ranging between January 2015 and December 2015. We have designated these instruments as cash flow hedges, as of the date of the acquisition, and as such, the effective portion of unrealized changes in market value are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Interest Rate Caps

During 2010, we entered into interest rate cap agreements (the “Cap Agreements”) to manage interest rate risk related to our variable debt. During the fourth quarter of 2014, we terminated our Cap Agreements. Such agreements were used to cap the borrowing rate on variable debt to provide a hedge against the risk of rising interest rates. At December 31, 2013, we had Cap Agreements with a notional amount of $1.2 billion to mitigate the impact of fluctuations in the three-month LIBOR and effectively cap the LIBOR applicable to our variable rate debt. The six year Cap Agreements were a series of individual caplets that reset and settled quarterly with an original maturity of October 19, 2016, consistent with the payment dates of our LIBOR-based term debt.

Under the terms of the Cap Agreements, if LIBOR resets above a strike price, we received the net difference between LIBOR and the strike price. With regards to our 2012 Credit Agreement, we had elected our applicable rate per annum as the Eurocurrency rate determined by reference to LIBOR. In addition, on the quarterly settlement dates, we remitted the deferred premium payment (plus interest) to the counterparty, whether LIBOR resets above or below the strike price.

During 2014 we discontinued hedge accounting for our Cap Agreements. Repayment of the 2012 Term Loans, 2010 Senior Notes and 2011 Discount Notes occurred concurrently with the consummation of the Transactions. As such, the forecasted interest payments were not expected to occur, resulting in the discontinuance of hedge accounting for our Cap Agreements. Refer to Note 1 for further information on the Transactions. Whenever hedge accounting is discontinued and the derivative remains outstanding, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent changes in fair value in earnings. When it is no longer probable that a forecasted transaction will occur, we discontinue hedge accounting and recognize immediately in earnings any gains and losses, attributable to those forecasted transactions that are probable not to occur, that were accumulated in AOCI related to the hedging relationship. Prior to the discontinuance of hedge accounting, the Cap Agreements were designated as cash flow hedges and to the extent they were effective in offsetting the variability of the variable rate interest payments, changes in the derivatives’ fair values were not included in current earnings but were included in accumulated other comprehensive income (AOCI) in the accompanying condensed consolidated balance sheets. At each cap maturity date, the portion of the fair value attributable to the matured cap was reclassified from AOCI into earnings as a component of interest expense, net.

During 2012, we terminated our Euro denominated interest rate cap agreements which effectively capped the annual interest expense applicable to our borrowings under the 2011 Amended Credit Agreement for Euro denominated borrowings. In connection with the termination of the Euro denominated interest rate cap agreements, we recorded a charge of $8.4 million in 2012 within other operating expense (income), net related to realized losses reclassified from AOCI.

Credit Risk

By entering into derivative instrument contracts, we are exposed to counterparty credit risk. Counterparty credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to us, which creates credit risk for us. We attempt to minimize this risk by selecting counterparties with investment grade credit ratings and regularly monitoring our market position with each counterparty.

Credit-Risk Related Contingent Features

Our derivative instruments do not contain any credit-risk related contingent features.

The following tables present the required quantitative disclosures for our derivative instruments (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (effective portion)
	2014	2013	2012
Derivatives designated as cash flow hedges:
Interest rate caps	$(1.9)	$—	$(17.1)
Forward-starting interest rate swaps	$(155.5)	$169.1	$0.7
Forward-currency contracts	$1.1	$—	$—

Derivatives designated as net investment hedges:
Cross-currency rate swaps	$66.3	$(14.8)	$(10.8)

	Gain (Loss) Reclassified from AOCI into Interest Expense, net
	2014	2013	2012
Derivatives designated as cash flow hedges:
Interest rate caps	$(6.6)	$(6.1)	$(3.2)

	Gain (Loss) Reclassified from AOCI into Other operating expenses (income), net
	2014	2013	2012
Derivatives discontinued as hedging instruments:
Interest rate caps	$(26.6)	$—	$(8.4)
Forward-starting interest rate swaps	$40.0	$—	$—

	Gain (Loss) Recognized in Other operating expenses (income), net
	2014	2013	2012
Derivatives not designated as hedging instruments:
Interest rate caps	$(1.0)	$—	$—
Forward-starting interest rate swaps	$55.4	$—	$—
Foreign currency exchange contracts	$(358.7)	$(0.4)	$(0.5)

Note 16. Redeemable Preferred Shares

In connection with the Transactions, we issued (a) 68,530,939 Class A 9.0% cumulative compounding perpetual voting preferred shares (the “Preferred Shares”) at a purchase price of $43.775848 per share (the “Purchase Price”) and (b) a warrant to purchase 8,438,225 of our common shares, at an exercise price of $0.01 per common share (the “Warrant”), for an aggregate purchase price of $3,000.0 million. The proceeds, net of issuance costs, were used to finance a portion of the Transactions and were allocated to the Preferred Shares ($2,750.6 million) and the Warrant ($247.6 million) on a relative fair value basis. On December 15, 2014, upon exercise of the Warrant in full, we issued 8,438,225 of our common shares.

The 9.0% annual dividend will accrue whether or not declared by our Board of Directors and will be payable, quarterly in arrears, only when declared and approved by our Board of Directors.

In addition to the preferred dividends, we are required to pay the holder of the Preferred Shares an additional amount (the “make-whole dividend”) determined by a formula designed to ensure that on an after-tax basis, the net amount of the dividends received by the holder of the Preferred Shares from the original issue date is the same as it would have been if we were a U.S. corporation. The make-whole dividend can be paid, at our option, in cash, common shares or any combination thereof. The make-whole dividends are payable not later than 75 days after the close of each fiscal year, beginning with the fiscal year ended December 31, 2017. The right to receive the make-whole dividends will terminate if and at the time that 100% of the outstanding Preferred Shares are no longer held by the original purchaser or any of its subsidiaries.

The Preferred Shares may be redeemed at our option on and after the third anniversary of the original issue date. After the tenth anniversary of the original issue date, holders of not less than a majority of the outstanding Preferred Shares may cause us to redeem their Preferred Shares. In either case, the fixed redemption price is 109.9% of the Purchase Price per share (the “redemption price”) plus accrued and unpaid dividends and unpaid make-whole dividends. Holders of the Preferred Shares also hold a contingently exercisable option to cause us to redeem their Preferred Shares at the redemption price in the event of a change in control.

Holders of the Preferred Shares have voting rights equal to one vote per each Preferred Share. Except as otherwise provided holders of the Preferred Shares and common shares vote together as a single class.

In the event of any liquidation, dissolution or winding up of our affairs, whether voluntary or involuntary, holders of the Preferred Shares shall be entitled to receive payment in full in cash equal to 109.9% of the Purchase Price per share, plus accrued and unpaid dividends and unpaid make-whole dividends, after satisfaction of all liabilities and obligations to our creditors and before any distributions to our common shareholders (the “Class A Liquidation Preference”). If the Class A Liquidation Preference has been paid in full on all Preferred Shares, the holders of our other shares shall be entitled to receive all of our remaining assets (or proceeds thereof) according to their respective rights and preferences.

Since the redemption features of the Preferred Shares are not solely within our control, we classified the Preferred Shares as temporary equity. Additionally, during 2014, we adjusted the carrying value of the Preferred Shares to their redemption price, which is reflected as a $546.4 million reduction in income attributable to common shareholders and common shareholders’ equity.

Note 17. Common Shareholders’ Equity

For the period of January 1, 2014, through December 11, 2014 (i.e., prior to the closing date of the Transactions), our common equity reflected 100% ownership by Burger King Worldwide common shareholders. As a result of the Transactions that closed on December 12, 2014, our ownership interest changed and both Burger King Worldwide and Tim Hortons became indirect subsidiaries of us and Partnership, and we became the sole general partner of Partnership. Consequently, the number of our common shares outstanding decreased from 352,042,242 Burger King Worldwide shares on December 11, 2014 to 193,565,794 common shares of the Company on December 12, 2014. As a result, the carrying amount of our equity was adjusted to reflect a noncontrolling interest, which represents the interests of the holders of Partnership exchangeable units that are not held by us, as further described below. See Note 1, Description of Business and Organization.

Noncontrolling Interests

Noncontrolling interests represent equity interests in consolidated subsidiaries that are not attributable to us. As of December 31, 2014, the holders of Partnership exchangeable units held an economic interest of approximately 56.7% in Partnership common equity through 265,041,783 Partnership exchangeable units. Since the Partnership exchangeable units were issued to former holders of Burger King Worldwide common stock, the carrying amount of equity attributable to us was adjusted to reflect this transfer and the resulting noncontrolling interest held by the holders of Partnership exchangeable units in Partnership.

Pursuant to the terms of the partnership agreement, Partnership exchangeable units will be entitled to distributions from Partnership in an amount equal to any dividends or distributions that we declare and pay with respect to our common shares. Additionally, each holder of a Partnership exchangeable unit is entitled to vote in respect of matters on which holders of our common shares are entitled to vote through a special voting share of the Company. Any time after the one year anniversary of the Transactions’ effective date, the holder of a Partnership exchangeable unit will have the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one common share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership, in our sole discretion, to deliver a cash payment in lieu of our common shares. If we elect to make a cash payment in lieu of issuing common shares, the amount of the payment will be the weighted average trading price of the common shares on the New York Stock Exchange for the 20 consecutive trading days ending on the last business day prior to the exchange date.

Partnership issued preferred units to us in connection with the Transactions and our issuance of the Preferred Shares. Under the terms of the partnership agreement, Partnership will make a preferred unit distribution to us in amounts equal to (i) dividends we pay on the Preferred Shares and (ii) in the event we redeem the Preferred Shares, the redemption amount of the Preferred Shares. Although the Partnership preferred units and related distributions eliminate in consolidation, they affect the amount of net income (loss) attributable to noncontrolling interests that we report. Net income (loss) attributable to noncontrolling interests for 2014 represents the noncontrolling interests’ portion of (a) Partnership net income (loss) from the Closing Date through December 31, 2014, less (b) preferred unit dividends accrued and preferred unit accretion recorded by Partnership of $317.6 million.

The noncontrolling interest recognized in connection with the VIE Restaurants of Tim Hortons Inc. was $1.1 million at December 12, 2014. See Note 1, Description of Business and Organization.

We adjust the net income (loss) in our consolidated statement of operations to exclude the noncontrolling interests’ proportionate share of results. Also, we present the proportionate share of equity attributable to the noncontrolling interests as a separate component of shareholders’ equity within our consolidated balance sheet.

Warrant

On December 12, 2014, we issued a warrant to purchase 8,438,225 shares of our common stock at an exercise price of $0.01 per share (the “Warrant”) to the purchaser of our Preferred Shares. We determined the value of the Warrant using the Black-Scholes method and allocated proceeds to the Preferred Shares and Warrant on a relative fair value basis, which resulted in $247.6 million of proceeds attributed to the Warrant. On December 15, 2014, upon exercise of the Warrant in full, we issued 8,438,225 of our common shares. See Note 16, Redeemable Preferred Shares.

Dividends Paid

Cash dividend payments to shareholders of Burger King Worldwide common stock were $105.6 million in 2014, $84.3 million in 2013 and $14.0 million in 2012.

Although we do not currently have a dividend policy, we may declare dividends periodically if our Board of Directors determines that it is in the best interests of the shareholders. The terms of the Preferred Shares and the 2014 Credit Agreement and 2014 Senior Notes Indenture and applicable Canadian law limit our ability to pay cash dividends in certain circumstances. In addition, because we are a holding company, our ability to pay cash dividends on shares (including fractional shares) of our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries, including the restrictions under the 2014 Credit Agreement and 2014 Senior Notes Indenture. Subject to the foregoing, the payment of cash dividends on our common shares in the future, if any, will be at the discretion of our Board of Directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board of Directors.

Annual Bonus Election

We have a bonus program under which eligible employees may elect to use a portion of their annual bonus compensation to purchase our common shares, and prior to the Transactions, Burger King Worldwide common stock. During 2014, we issued approximately 0.1 million shares of Burger King Worldwide common stock to participants in this program, for aggregate consideration of $3.3 million. During 2013, we issued approximately 0.3 million shares of Burger King Worldwide common stock to participants in this program, for aggregate consideration of $3.5 million. During 2012, we issued approximately 1.5 million shares of Burger King Worldwide common stock to participants in this program, for aggregate consideration of $5.4 million.

Accumulated Other Comprehensive Income (Loss)

The following table displays the change in the components of accumulated other comprehensive income (loss) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2011	$(19.6)	$(0.9)	$(92.8)	$(113.3)
Foreign currency translation adjustment	—	—	15.5	15.5
Net change in fair value of derivatives, net of tax	(16.6)	—	—	(16.6)
Amounts reclassified to earnings of cash flow hedges, net of tax	7.0	—	—	7.0
Pension and post-retirement benefit plans, net of tax	—	(1.3)	—	(1.3)
Amortization of prior service (credits) costs, net of tax	—	(1.6)	—	(1.6)

Balances at December 31, 2012	$(29.2)	$(3.8)	$(77.3)	$(110.3)

Foreign currency translation adjustment	—	—	50.1	50.1
Reclassification of foreign currency translation adjustment into net income	—	—	(3.0)	(3.0)
Net change in fair value of derivatives, net of tax	94.2	—	—	94.2
Amounts reclassified to earnings of cash flow hedges, net of tax	3.8	—	—	3.8
Pension and post-retirement benefit plans, net of tax	—	20.8	—	20.8
Amortization of prior service (credits) costs, net of tax	—	(1.8)	—	(1.8)
Amortization of actuarial (gains) losses, net of tax	—	0.8	—	0.8

Balances at December 31, 2013	$68.8	$16.0	$(30.2)	$54.6

Foreign currency translation adjustment	—	—	(227.2)	(227.2)
Net change in fair value of derivatives, net of tax	(53.3)	—	—	(53.3)
Amounts reclassified to earnings of cash flow hedges, net of tax	(4.1)	—	—	(4.1)
Pension and post-retirement benefit plans, net of tax	—	(23.8)	—	(23.8)
Amortization of prior service (credits) costs, net of tax	—	(1.8)	—	(1.8)
Amortization of actuarial (gains) losses, net of tax	—	(1.0)	—	(1.0)
Transfer to noncontrolling interests	3.6	6.1	103.8	113.5
OCI attributable to noncontrolling interests	(10.3)	—	41.7	31.4

Balances at December 31, 2014	$4.7	$(4.5)	$(111.9)	$(111.7)

The following table displays the reclassifications out of accumulated other comprehensive income (loss):

	Affected Line Item in the	Amounts Reclassified from AOCI
Details about AOCI Components	Statements of Operations	2014	2013	2012

Gains (losses) on cash flow hedges:
Interest rate derivative contracts	Interest expense, net	$(6.6)	$(6.1)	$(3.2)
Interest rate derivative contracts	Other operating expenses (income), net	13.4	—	(8.4)

	Total before tax	6.8	(6.1)	(11.6)
	Income tax (expense) benefit	(2.7)	2.3	4.6

	Net of tax	$4.1	$(3.8)	$(7.0)

Defined benefit pension:
Amortization of prior service credits (costs)	SG&A (1)	$2.9	$3.0	$2.6
Amortization of actuarial gains (losses)	SG&A (1)	1.0	(1.2)	—

	Total before tax	3.9	1.8	2.6
	Income tax (expense) benefit	(1.1)	(0.8)	(1.0)

	Net of tax	$2.8	$1.0	$1.6

Foreign currency translation adjustment into net income:
Sale of foreign entity	Other operating expenses (income), net	—	(3.0)	—

Total reclassifications	Net of tax	$6.9	$(5.8)	$(5.4)

(1)	Refers to selling, general and administrative expenses in the audited condensed consolidated statements of operations.

Note 18. Share-based Compensation

On February 2, 2011, the Board of Directors of Burger King Worldwide Holdings, Inc. (“Worldwide”) approved and adopted the Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan (the “2011 Omnibus Plan”). The 2011 Omnibus Plan generally provided for the grant of awards to employees, directors, consultants and other persons who provide services to Worldwide and its subsidiaries.

On June 20, 2012, the Board of Directors of Burger King Worldwide adopted the Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan (the “2012 Omnibus Plan”). The 2012 Omnibus Plan generally provided for the grant of awards to employees, directors and other persons who provide services to the Burger King Worldwide and its subsidiaries. All stock options and restricted stock units (RSUs) under the 2011 Omnibus Plan outstanding on June 20, 2012 were assumed by Burger King Worldwide and converted into stock options to acquire common stock and RSUs of Burger King Worldwide, and Burger King Worldwide assumed all of the obligations of Worldwide under the 2011 Omnibus Plan. The Board also froze the 2011 Omnibus Plan. Subsequently, the Board of Directors of Burger King Worldwide adopted the Burger King Worldwide, Inc. Amended and Restated 2012 Omnibus Incentive Plan (“Amended and Restated 2012 Omnibus Incentive Plan”) which increased the shares available for issuance. The Amended and Restated 2012 Omnibus Incentive Plan was approved by Burger King Worldwide stockholders at its annual meeting on May 15, 2013.

On December 12, 2014, our Board of Directors adopted the Restaurant Brands International Inc. 2014 Omnibus Incentive Plan (the “2014 Omnibus Plan”). The 2014 Omnibus Plan generally provides for the grant of awards to employees, directors, consultants and other persons who provide services to us and our subsidiaries. We are currently issuing stock awards under the 2014 Omnibus Plan and the maximum number of shares available for issuance under such Plan is 15,000,000.

On December 12, 2014, in connection with the Transactions, we assumed the obligation for all Burger King Worldwide stock options and RSUs outstanding under the 2011 Omnibus Plan and Amended and Restated 2012 Omnibus Plan at December 12, 2014 and froze the Amended and Restated 2012 Omnibus Plan. Additionally, as provided for in the Arrangement Agreement, we assumed the obligation for each vested and unvested Tim Hortons stock option with tandem SARs that was not surrendered in connection with the Transactions on the same terms and conditions of the original awards, adjusted by an exchange ratio of 2.41. The assumed Tim Hortons awards vest ratably over a three year period commencing on the grant date.

The 2014 Omnibus Plan permits the grant of several types of awards with respect to our common shares, including stock options, restricted stock units, restricted stock and performance shares. New awards are granted with an exercise price or market value equal to the last sales price of our common shares on the preceding trading day to the date of grant. We satisfy stock option exercises through the issuance of authorized but previously unissued common shares. New stock option grants generally cliff vest five years from the original grant date, provided the employee is continuously employed by us or one of our subsidiaries, and the options expire ten years following the grant date. Additionally, if we terminate the employment of an option holder without cause prior to the vesting date, or if the employee retires or becomes disabled, the employee will become vested in the number of options as if the options vested 20% of each anniversary of the grant date. If the employee dies, the employee will become vested in the number of options as if the options vested 20% on the first anniversary of the grant date, 40% on the second anniversary of the grant date and 100% on the third anniversary of the grant date. If there is an event such as a return of capital or dividend that is determined to be dilutive, the exercise price of the awards will adjusted accordingly.

Share-based compensation expense consisted of the following for the periods presented:

	2014	2013	2012
Stock options and stock options with tandem SARs (a)	$43.1	$14.8	$12.2
Accelerated vesting of Tim Hortons restricted stock units and performance stock units (b)	14.8	—	—

Total share-based compensation expense (c)	$57.9	$14.8	$12.2

(a)	Includes (i) $9.8 million due to accelerated vesting of awards due to terminations in 2014, and (ii) $10.4 million and $4.0 million due to modifications of awards in 2014 and 2013, respectively.
(b)	Represents expense attributed to the post-combination service associated with the accelerated vesting of restricted and performance stock units in connection with the Transactions. See Note 1, Description of Business and Organization.
(c)	Generally classified as selling, general and administrative expenses in the consolidated statements of operations.

The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of awards at the grant date and, for stock options issued with tandem SARs, at each subsequent re-measurement date:

	2014	2013	2012
Risk-free interest rate	0.96% - 2.11%	1.26%	1.03%
Expected term (in years)	1.00 - 6.71	6.83	5.50
Expected volatility	20% - 25%	30.00%	35.00%
Expected dividend yield	1.00% - 1.03%	1.10%	0.00%

The risk-free interest rate was based on the U.S. Treasury or Canadian Sovereign bond yield with a remaining term equal to the expected option life assumed at the date of grant. The expected term was calculated based on the analysis of a three to five-year vesting period coupled with the Company’s expectations of exercise activity. Expected volatility was based on a review of the equity volatilities of publicly-traded guideline companies. The expected dividend yield is based on the annual dividend yield at the time of grant.

The following is a summary of stock option activity under our plans for the year ended December 31, 2014:

	Total Number of Options (in 000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1) (in 000’s)	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at January 1, 2014	15,980	$6.35
Granted	3,622	$27.28
Assumed - Transactions	2,426	$20.71
Exercised	(161)	$3.82
Forfeited	(539)	$11.90

Outstanding at December 31, 2014	21,328	$11.42	$590,066	7.1

Exercisable at December 31, 2014	971	$20.22	$18,673	5.5

Vested or expected to vest at December 31, 2014	18,492	$11.60	$508,374	7.1

(1)	The intrinsic value represents the amount by which the fair value of our stock exceeds the option exercise price at December 31, 2014.

The weighted-average grant date fair value per stock option granted was $7.17, $5.23 and $3.80 during 2014, 2013 and 2012, respectively. The total intrinsic value of stock options exercised was $4.9 million during 2014, $25.3 million during 2013 and $5.7 million during 2012. As of December 31, 2014, there was approximately $45.8 million of total unrecognized share-based compensation cost, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

The total fair value liability for liability classified stock options with tandem SARs outstanding was $34.8 million at December 31, 2014, and is classified as Other liabilities, net in the consolidated balance sheets. There were no cash settlements of SARs in 2014, 2013 or 2012.

RSUs are measured at fair value based on the closing price of the Company’s common stock on the first business day preceding the grant date. RSUs are expensed on a straight-line basis over the vesting period except for grants to non-employee members of our Board of Directors which are expensed immediately. We grant RSUs to non-employee members of our Board of Directors in lieu of a cash retainer and committee fees. All RSUs will settle and shares of Common Stock will be issued after the vesting period or upon termination of service by the board member. The following is a summary of RSU activity for the year ended December 31, 2014:

	Total Number of Nonvested Shares (in 000’s)	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2014	203	$9.68
Granted	84	$38.99
Vested & Settled	—	—
Forfeited	—	—

Nonvested shares at December 31, 2014	287	$18.23

The weighted average grant date fair value per RSU granted was $38.99 during 2014, $22.74 during 2013 and $6.55 during 2012. The total intrinsic value of RSUs which have vested and settled was $0.8 million during 2013. No RSUs vested and settled during 2014 or 2012. As of December 31, 2014, total unrecognized compensation cost related to non-vested RSUs outstanding was $2.0 million and is expected to be recognized over a weighted-average period of approximately 0.7 years.

Note 19. Earnings Per Share

Basic earnings per common share is determined by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income (loss) attributable to common shareholders and noncontrolling interests by the weighted average number of common shares outstanding, assuming all potentially dilutive shares were issued.

For the period of January 1, 2014, through December 11, 2014, prior to the Transactions, our equity reflected 100% ownership by Burger King Worldwide shareholders. For the period of December 12, 2014, through December 31, 2014, our equity reflected majority ownership through RBI common shares. Basic and diluted earnings per share is computed using the weighted average number of shares outstanding for Burger King Worldwide shareholders for the period of January 1, 2014, through December 11, 2014, and RBI shareholders for the period of December 12, 2014, through December 31, 2014. Additionally, beginning on December 12, 2014, an economic interest in Partnership common equity is held by the holders of 265,041,783 Partnership exchangeable units. Any time after the one year anniversary of the Transactions effective date, the holders of Partnership exchangeable units will each have the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units, subject to our right as the general partner of Partnership, in our sole discretion, to deliver shares of our common stock or the cash equivalent thereof. See Note 17, Common Shareholders’ Equity.

We apply the treasury stock method to determine the dilutive weighted average common shares represented by Partnership exchangeable units and outstanding stock options, unless the effect of their inclusion is anti-dilutive. The diluted earnings per share calculation assumes conversion of 100% of the Partnership exchangeable units under the “if converted” method. Accordingly, the numerator is also adjusted to include the earnings allocated to the holders of noncontrolling interests.

The following table summarizes the basic and diluted earnings per share calculations (in millions, except per share amounts):

	2014	2013	2012
Numerator - Basic:
Net income (loss) attributable to common shareholders	$(402.2)	$233.7	$117.7

Numerator - Diluted:
Net income (loss) attributable to common shareholders	$(402.2)	$233.7	$117.7
Add: Net income (loss) attributable to noncontrolling interests	(435.4)	—	—

Dilutive net income (loss) available to common shareholders and noncontrolling interests	$(837.6)	$233.7	$117.7

Denominator:
Weighted average common shares - basic	343.7	351.0	349.7
Exchange of noncontrolling interests for common shares (Note 17)	14.5	—	—
Effect of other dilutive securities (a)	—	6.8	4.4

Weighted average common shares - diluted	358.2	357.8	354.1

Basic earnings (loss) per share	$(1.17)	$0.67	$0.34
Diluted earnings (loss) per share	$(2.34)	$0.65	$0.33
Anti-dilutive stock options outstanding	21.3	2.9	2.7

(a)	There is no effect of other dilutive securities for the year ended December 31, 2014 because a net loss was reported during this period causing any potentially dilutive securities to be anti-dilutive. Therefore, 21.3 million shares of potentially dilutive securities were excluded in the calculation of diluted earnings (loss) per share since their impact would have been anti-dilutive.

Note 20. Franchise and Property Revenues

Franchise and property revenues consist of the following (in millions):

	2014	2013	2012
Franchise royalties	$701.1	$657.0	$603.5
Property revenues	241.2	213.7	151.3
Franchise fees and other revenue	87.6	52.9	47.1

Franchise and property revenues	$1,029.9	$923.6	$801.9

Refer to Note 11 for the components of property revenues.

Note 21. Sales and Cost of Sales

Sales and cost of sales consists of the following (in millions):

	2014	2013	2012
Company restaurant sales (a)	$88.0	$222.7	$1,169.0
Distribution sales	79.4	—	—

Sales	$167.4	$222.7	$1,169.0

(a)	Includes VIE Restaurants’ sales.

	2014	2013	2012
Food, paper and product costs	$27.2	$70.6	$382.2
Payroll and employee benefits	26.2	68.1	345.1
Occupancy and other operating costs	22.5	56.6	309.9

Company restaurant expenses(b)	75.9	195.3	1,037.2
Distribution cost of sales	76.6	—	—

Cost of sales	$152.5	$195.3	$1,037.2

(b)	Includes VIE Restaurants’ cost of sales.

Note 22. Other Operating (Income) Expenses, net

Other operating (income) expenses, net, consist of the following (in millions):

	2014	2013	2012
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$25.4	$0.7	$30.8
Litigation settlements and reserves, net	4.0	7.6	1.7
Net losses (gains) on derivatives	290.9	—	8.7
Foreign exchange net (gains) losses	(4.3)	7.4	(4.2)
Other, net	10.9	5.6	12.2

Other operating (income) expenses, net	$326.9	$21.3	$49.2

Closures and Dispositions

Net losses (gains) on disposal of assets, restaurant closures and refranchisings represent sales of Company properties and other costs related to restaurant closures and refranchisings, and are recorded in other operating expenses (income), net in the accompanying consolidated statements of operations. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.

During 2014, net losses (gains) on disposal of assets, restaurant closures and refranchisings consisted of net losses associated with refranchisings of $10.5 million and net losses associated with asset disposals and restaurant closures of $14.9 million.

During 2013, net (losses) gains on disposal of assets, restaurant closures and refranchisings consisted of net gains associated with refranchisings of $5.3 million, net losses from sale of subsidiaries of $1.0 million and net losses associated with asset disposals and restaurant closures of $5.0 million.

During 2012, net (losses) gains on disposal of assets, restaurant closures and refranchisings consisted of net losses associated with refranchisings of $4.9 million, impairment losses associated with long-lived assets held for sale for Company restaurants of $13.2 million and net losses associated with asset disposals and restaurant closures of $12.7 million.

During 2014, we entered into foreign currency forward and foreign currency option contracts to hedge our exposure to the volatility of the Canadian dollar in connection with the cash portion of the purchase price of the Tim Hortons acquisition. We recorded a net loss on derivatives of $133.0 million related to the change in fair value on these instruments and an expense of $59.9 million related to the premium on the foreign currency option contracts. These instruments were settled in the fourth quarter of 2014. Additionally, as a result of discontinuing hedge accounting on our interest rate caps and forward-starting interest rate swaps, we recognized a loss of $34.5 million related to the change in fair value related to both instruments and a net gain of $13.4 million related to the reclassification of amounts from AOCI into earnings related to both instruments. These instruments were settled in the fourth quarter of 2014. Additionally, during the fourth quarter of 2014, we entered into a series of forward-starting interest rate swaps to hedge the variability in the interest payments associated with our 2014 Term Loan Facility and recorded a gain of $88.9 million related to the change in fair value related to these instruments. Lastly, during the fourth quarter of 2014 we entered into a series of cross-currency rate swaps to protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates and recorded a loss of $165.8 million related to the change in fair value on these instruments. See Note 15, Derivative Instruments for additional information about accounting for our derivative instruments.

Note 23. Commitments and Contingencies

Guarantees

We guarantee certain lease payments of franchisees arising from leases assigned in connection with sales of Company restaurants to franchisees, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, we have typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The potential amount of undiscounted payments we could be required to make in the event of non-payment by the franchisee arising from these assigned lease guarantees, excluding contingent rents, was $22.4 million as of December 31, 2014, expiring over an average period of seven years.

From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of December 31, 2014, there were $123.9 million of loans outstanding to Burger King franchisees that we had guaranteed under five such programs, with additional franchisee borrowing capacity of approximately $198.3 million remaining. Our maximum guarantee liability under these five programs is limited to an aggregate of $32.2 million, assuming full utilization of all borrowing capacity. We record a liability in the period the loans are funded and the maximum term of the guarantee is approximately ten years. As of December 31, 2014, the liability reflecting the fair value of these guarantee obligations was $5.1 million. In addition to these five programs, as of December 31, 2014, we also had a liability of $0.2 million, with a potential maximum guarantee exposure of $3.3 million, in connection with Tim Hortons franchisee loan guarantees. No significant payments have been made by us in connection with these guarantees through December 31, 2014.

Other commitments arising out of normal business operations were $1.2 million as of December 31, 2014, primarily guaranteed under bank guarantee arrangements.

Letters of Credit

As of December 31, 2014, we had $27.1 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Of these letters of credit outstanding, $4.6 million are secured by the collateral under our 2014 Revolving Credit Facility and the remainder are secured by cash collateral. As of December 31, 2014, no amounts had been drawn on any of these irrevocable standby letters of credit.

Vendor Relationships

During the fiscal year ended June 30, 2000, we entered into long-term, exclusive contracts with soft drink vendors to supply Company and franchise restaurants with their products and obligating Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit and as of December 31, 2014, we estimate it will take approximately 17 years for these purchase commitments to be completed. In the event of early termination of this arrangement, we may be required to make termination payments that could be material to our financial position, results of operations and cash flows.

We have separate arrangements for telecommunication services with an aggregate contractual obligation of $24.4 million over the next five years with no early termination fee.

We also enter into commitments to purchase advertising. As of December 31, 2014, commitments to purchase advertising totaled $145.7 million and run through December 2015.

Litigation

On March 1, 2013, a putative class action lawsuit was filed against BKC in the U.S. District Court of Maryland. The complaint alleges that BKC and/or its agents sent unsolicited advertisements by fax to thousands of consumers in Maryland and elsewhere in the United States to promote its home delivery program in violation of the Telephone Consumers Protection Act. The plaintiff sought monetary damages and injunctive relief. On August 19, 2014, BKC agreed to pay $8.5 million to settle the lawsuit. On December 2, 2014, the parties finalized a settlement agreement which received preliminary court approval on December 2, 2014. We expect the final court approval hearing to take place in April 2015.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property. The Company has an estimated liability of approximately $13.3 million as of December 31, 2014, representing the Company’s best estimate within the range of losses which could be incurred in connection with pending litigation matters.

Insurance Programs

We carry insurance programs to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property, and are self-insured for healthcare claims for eligible participating employees. Through the use of insurance program deductibles (up to $5.0 million) and self insurance, we retain a significant portion of the expected losses under these programs.

Insurance reserves have been recorded based on our estimate of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR), and such reserves include judgments and independent actuarial assumptions about economic conditions, the frequency or severity of claims and claim development patterns, and claim reserve, management and settlement practices. We had $12.8 million in accrued liabilities as of December 31, 2014 and $19.2 million as of December 31, 2013 for these claims.

Note 24. Variable Interest Entities

VIEs for which we are the primary beneficiary

As discussed in Note 2, we consolidate Restaurant VIEs where Tim Hortons is the restaurant’s primary beneficiary and Advertising VIEs. The balance sheet data associated with Restaurant VIEs and Advertising VIEs presented on a gross basis, prior to consolidation adjustments, are as follows:

	As of December 31, 2014
	Restaurant VIE’s	Advertising VIE’s
Cash and cash equivalents	$5.9	$—
Inventories and other current assets, net	5.2	—
Advertising fund restricted assets – current	—	53.0
Property and equipment, net	10.7	53.1
Other assets, net	0.2	0.4

Total assets	$22.0	$106.5

Notes payable to Tim Hortons Inc. – current (1)(2)	$8.9	$11.4
Other accrued liabilities	7.8	0.1
Advertising fund liabilities – current	—	45.6
Notes payable to Tim Hortons Inc. – long-term (1)(2)	0.3	45.5
Other liabilities, net	3.9	3.9

Total liabilities	20.9	106.5

Equity of VIEs	1.1	—

Total liabilities and equity	$22.0	$106.5

(1)	Various assets and liabilities are eliminated upon the consolidation of these VIEs.
(2)	In fiscal 2014, the Ad Fund entered into an agreement with a Tim Hortons subsidiary for the Tim Card Revolving Credit Facility and the Tim Card Loan, which are funded by the Restricted cash and cash equivalents related to our Tim Card program. These balances are eliminated upon consolidation of the Ad Fund.

The liabilities recognized as a result of consolidating these VIEs do not necessarily represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims by our creditors as they are not legally included within the Company’s general assets.

VIEs for which we are not the primary beneficiary

We have investments in certain TH real estate ventures and certain BK master franchisees, which were determined to be VIEs of which we are not the primary beneficiary. We do not consolidate these entities as control is considered to be shared by both the Company and the other joint owners in the case of the TH real estate ventures, or control rests with other parties in the case of BK master franchisee VIEs.

Note 25. Segment Reporting

Under the Burger King brand, we operate in the fast food hamburger restaurant category of the quick service segment of the restaurant industry. Under the Tim Hortons brand, we operate in the quick service segment of the restaurant industry. We generate revenue from four primary sources: (i) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (ii) property revenues we derive from properties we lease or sublease to our franchisees; (iii) retail sales at Company restaurants; and (iv) distribution sales exclusive to Tim Hortons related to our supply chain operations, including manufacturing, procurement, warehousing and distribution. At December 31, 2014, our TH business was managed in one segment (“TH”) and our BK business was managed in four distinct geographic segments: (1) United States (“U.S.”) and Canada; (2) Europe, the Middle East and Africa (“EMEA”); (3) Latin America and the Caribbean (“LAC”); and (4) Asia Pacific (“APAC”).

The unallocated amounts reflected in certain tables below include corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of our geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments.

The following tables present revenues, segment income, depreciation and amortization, assets, long-lived assets and capital expenditures by segment (in millions):

	2014	2013	2012
Revenues:
BK - U.S. and Canada	$639.9	$665.2	$1,265.7
BK - EMEA	274.2	335.8	472.9
BK - LAC	77.5	86.8	134.4
BK - APAC	63.6	58.5	97.9
TH	142.1	—	—

Total revenues	$1,197.3	$1,146.3	$1,970.9

Total revenues in Canada were $150.5 million in 2014, $60.9 million in 2013 and $148.2 million in 2012.

The United States represented 10% or more of our total revenues in each period presented. Total revenues in the United States were $630.9 million in 2014, $604.4 million in 2013, and $1,112.9 million in 2012. Germany also represented 10% or more of our total revenues in 2012. Total revenues in Germany were $219.2 million in 2012.

Our measure of segment income is adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, adjusted to exclude specifically identified items that management believes do not directly reflect our core operations and assists management in comparing segment performance by removing the impact of certain items that management believes do not reflect our core operations. A reconciliation of segment income to net income consists of the following:

	2014	2013	2012
Segment Income:
BK - U.S. and Canada	$446.3	$436.7	$447.0
BK - EMEA	219.6	189.4	166.1
BK - LAC	69.1	67.7	73.2
BK - APAC	56.4	49.3	41.1
TH	35.1	—	—

Total	826.5	743.1	727.4
Unallocated Management G&A	(65.4)	(77.5)	(75.3)

Adjusted EBITDA	761.1	665.6	652.1
Share-based compensation and non-cash incentive compensation expense	37.3	17.6	10.2
Amortization of inventory step-up	7.4	—	—
Tim Hortons transaction and restructuring costs	125.0	—	—
Global portfolio realignment project costs	—	26.2	30.2
Business combination agreement expenses	—	—	27.0
(Income) loss from equity method investments	9.2	12.7	4.1
Other operating expenses (income), net	326.9	21.3	49.2

EBITDA	255.3	587.8	531.4
Depreciation and amortization	72.9	65.6	113.7

Income from operations	182.4	522.2	417.7
Interest expense, net	280.1	200.0	223.8
Loss on early extinguishment of debt	155.4	—	34.2
Income tax expense	24.3	88.5	42.0

Net income (loss)	$(277.4)	$233.7	$117.7

	2014	2013	2012
Depreciation and Amortization:
BK - U.S. and Canada	$39.6	$41.5	$68.8
BK - EMEA	8.4	9.7	15.9
BK - LAC	0.2	0.7	5.8
BK - APAC	2.3	2.3	5.6
TH	8.6	—	—
Unallocated	13.8	11.4	17.6

Total depreciation and amortization	$72.9	$65.6	$113.7

	2014	2013	2012
(Income) Loss from Equity Method Investments:
BK - U.S. and Canada	$(0.4)	$5.5	$2.4
BK - EMEA	—	0.3	(0.3)
BK - LAC	—	—	0.2
BK - APAC	10.2	6.9	1.8
TH	(0.6)	—	—

Total (income) loss from equity method investments	$9.2	$12.7	$4.1

	Assets		Long-Lived Assets
	As of December 31,		As of December 31,
	2014	2013	2014	2013

BK - U.S. and Canada	$3,124.8	$3,718.4	$825.0	$875.4
BK - EMEA	1,480.4	1,449.9	23.3	28.2
BK - LAC	158.5	152.3	4.0	4.6
BK - APAC	444.0	439.7	0.2	0.3
TH	14,485.3	—	1,770.1	—
Unallocated	1,471.0	68.2	57.5	56.1

Total	$21,164.0	$5,828.5	$2,680.1	$964.6

Long-lived assets include property and equipment, net, and net investment in property leased to franchisees. Long-lived assets in Canada totaled $1,364.4 million as of December 31, 2014 and $46.1 million as of December 31, 2013. Long-lived assets in the United States, including the unallocated portion, totaled $1,288.2 million as of December 31, 2014 and $885.4 million as of December 31, 2013. Only Canada and the United States represented 10% or more of our total long-lived assets as of December 31, 2014. Only the United States represented 10% or more of our total long-lived assets as of December 31, 2013.

	2014	2013	2012
Capital Expenditures:
BK - U.S. and Canada	$10.0	$10.3	$41.9
BK - EMEA	—	2.4	6.9
BK - LAC	—	—	1.4
BK - APAC	—	—	0.8
TH	8.0	—	—
Unallocated	12.9	12.8	19.2

Total capital expenditures	$30.9	$25.5	$70.2

Note 26. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (in millions, except per share data):

	Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$240.9	$261.2	$278.9	$416.3
Operating income (loss)	$131.3	$151.5	$0.9	$(101.3)
Net income (loss)	$60.4	$75.1	$(23.5)	$(389.4)
Basic earnings (loss) per share	$0.17	$0.21	$(0.07)	$(1.61)
Diluted earnings (loss) per share	$0.17	$0.21	$(0.07)	$(2.52)

	Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$327.7	$278.3	$275.1	$265.2
Operating income	$102.4	$133.2	$145.5	$141.1
Net income	$35.8	$62.9	$68.2	$66.8
Basic earnings per share	$0.10	$0.18	$0.19	$0.19
Diluted earnings per share	$0.10	$0.18	$0.19	$0.19

Note 27. Subsequent Event

Dividend

On February 17, 2015, our Board of Directors declared a cash dividend of $0.09 per common share, which will be paid on April 2, 2015, to common shareholders of record on March 3, 2015. The Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.09 per exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above. On February 16, 2015, our Board of Directors also declared a cash dividend of $1.20 per Preferred Share, for a total dividend of $82.5 million which will be paid to the holder of the Preferred Shares on April 1, 2015. The dividend on the Preferred Shares included the amount due for the period of December 12, 2014 through December 31, 2014 as well as the first calendar quarter of 2015.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2014. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls

We are in the process of integrating Tim Hortons into our overall internal control over financial reporting processes.

Internal Control over Financial Reporting

Except as described above, the Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and the report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information

Item 1.01	Entry into a Material Definitive Agreement

On December 12, 2014, Tim Hortons and BNY Trust Company of Canada, a trust company existing under the laws of Canada (“BNY Trustee”), entered into the Fourth Supplemental Trust Indenture, dated as of December 12, 2014 (the “Fourth Supplemental Trust Indenture”), which supplemented the Trust Indenture, dated June 1, 2010 (the “Original Master Trust Indenture”), between Tim Hortons and BNY Trustee. The Fourth Supplemental Trust Indenture supplemented the Original Master Trust Indenture to reflect the assumption by Tim Hortons of the obligations under the Original Master Trust Indenture as successor issuer following an amalgamation.

A copy of the Fourth Supplemental Trust Indenture is attached hereto as Exhibit 4.5(i). The information in this Item 1.01 is qualified in its entirety by reference to the full text of the Fourth Supplemental Trust Indenture contained in Exhibit 4.5(i).

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On December 11, 2014, Burger King Worldwide, as the sole shareholder of the Company, adopted the Restaurant Brands International Inc. 2014 Omnibus Incentive Plan (the “Omnibus Plan”) and reserved 15.0 million common shares for issuance under the Omnibus Plan. On January 30, 2015, the Board of Directors of the Company ratified the adoption of the Omnibus Plan. The approval and adoption of the Omnibus Plan is subject to ratification by shareholders of the Company at the 2015 annual meeting of shareholders.

On December 9, 2014, the Board of Directors of Burger King Worldwide, as the sole shareholder of the Company, approved the terms of a consulting agreement with Marc Caira, the former chief executive officer of Tim Hortons and the Vice Chairman of the Company’s Board of Directors. On December 15, 2014, the Company entered into a consulting agreement with Mr. Caira, pursuant to which he agreed to provide assistance in connection with the Company’s efforts to expand Tim Hortons Café and Bake Shops globally (the “Consulting Agreement”). The term of the Consulting Agreement commenced on January 1, 2015 and will terminate on December 31, 2017, subject to early termination by both the Company and Mr. Caira under certain circumstances. Under the Consulting Agreement, Mr. Caira will receive $500,000 per year, payable in quarterly installments of $125,000, in arrears, within 15 days following the end of each calendar quarter. In addition, the Company has agreed to extend the ability of Mr. Caira to exercise his outstanding options following his termination of employment with Tim Hortons until the earliest to occur of (i) December 12, 2017, (ii) 90 days after his departure from the Board of Directors of the Company, and (iii) the expiration date of the options.

A copy of the Consulting Agreement is attached hereto as Exhibit 10.14. The information in this Item 5.02 is qualified in its entirety by reference to the full text of the Consulting Agreement contained in Exhibit 10.14.

On December 31, 2014, the Company paid a bonus of $250,000 to José Cil, our President, Burger King, in connection with his relocation from Switzerland to the United States.

On January 29, 2015, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved an increase in the base salaries and target bonus percentages of certain of our named executive officers in recognition of their expanded roles and responsibilities following the Transactions: the new base salaries of Daniel Schwartz, our CEO, Joshua Kobza, our CFO, Jose Cil, our President, Burger King and Heitor Goncalves, our Chief Information and Performance Officer and Chief People Officer are $800,000, $500,000, $600,000 and $500,000, respectively, and the new target bonus percentages of Messrs., Kobza, Cil and Goncalves are 150%, 180% and 150% of base salary, respectively. In addition, consistent with Burger King Worldwide’s prior practices, the Compensation Committee approved a modification to the Company’s cash bonus program for 2014 (the “2014 Bonus Program”) to grant the CEO authority to adjust the overall bonus payout for an executive (other than the CEO) under the 2014 Bonus Program by a maximum of 20% based on a qualitative evaluation of the Company’s performance and the individual executive’s performance, subject to final approval of any such adjustment and the amount of the overall bonus payout by the Compensation Committee.

On December 9, 2014, the Board of Directors of Burger King Worldwide approved the minimum, target and maximum performance measures for the Company’s cash bonus program for 2015 (the “2015 Bonus Program”) and approved organic adjusted EBITDA growth as the financial metric which it will use for measuring the financial performance of the Company. For each participant, the “minimum” level represents an 80% payout, the “target” level represents a 100% payout and the “maximum” level represents a 120% payout. The Board of Directors of the Company ratified these decisions on January 30, 2015.

On January 29, 2015, the Compensation Committee approved an umbrella plan which established a maximum amount the named executive officers and other persons covered by Section 16(b) of the Securities Exchange Act of 1934, as amended, are eligible to receive as a cash incentive payment under the 2015 Bonus Program for purposes of complying with Section 162(m) of the Internal Revenue Code of 1986, as amended. The maximum bonus opportunity for 2015 is the lesser of $10 million or 5% of the Company’s EBITDA for the CEO and 4% of EBITDA for the CEO’s direct reports and certain other senior executives, provided that EBITDA for 2015 is at least $500 million. The 2015 bonus targets approved by the Board of Directors of the Company on January 30, 2015 will serve as a guideline to the Compensation Committee in exercising its negative discretion for determining the actual amount of each executive’s payment under the 2015 Bonus Program, if any.

Burger King Worldwide provided employees at the level of director and above, including our named executive officers, the ability to invest a portion of their net cash bonus into equity of the Company and leverage that investment through the issuance of matching stock options. This program is called the Bonus Swap Program. On January 29, 2015, the Compensation Committee approved the Company’s 2014 Bonus Swap Program on substantially the same terms as the Burger King Worldwide 2013 Bonus Swap Program. In addition, on January 30, 2015, the Compensation Committee approved the 2015 Bonus Swap Program for eligible employees of the Company and its subsidiaries. Under the 2015 Bonus Swap Program, the Company will provide participants with an opportunity to invest a portion of their net cash bonus into equity of the Company and to receive matching restricted stock units.

Item 8.01 Other Events.

The Company is the sole general partner of Partnership. To address certain disclosure conditions to the exemptive relief that Partnership received from the Canadian securities regulatory authorities, we are providing a summary of certain terms of the Partnership exchangeable units. This summary is not complete and is qualified in its entirety by the complete text of the Amended and Restated Limited Partnership Agreement, dated December 11, 2014, between the Company, 8997896 Canada Inc. and each person who is admitted as a Limited Partner in accordance with the terms of the agreement (the “partnership agreement”) and the Voting Trust Agreement, dated December 12, 2014, between the Company, the Partnership and Computershare Trust Company of Canada (the “voting trust agreement”), copies of which are available on SEDAR at www.sedar.com and at www.sec.gov. For a description of the Company’s common shares and Preferred Shares, see the Company’s Registration Statement on Form S-4 (File No. 333-198769).

The Partnership Exchangeable Units

The capital of Partnership consists of three classes of units: the common units, the preferred units and the Partnership exchangeable units. The interest of the Company, as the sole general partner of Partnership, is represented by common units and preferred units, with the number of issued Partnership common units and Partnership preferred units equal to the respective number of common shares and preferred shares of the Company. The interests of the limited partners is represented by the Partnership exchangeable units.

Summary of Economic and Voting Rights

The Partnership exchangeable units are intended to provide economic rights that are substantially equivalent, and voting rights with respect to the Company that are equivalent, to the corresponding rights afforded to holders of our common shares. Under the terms of the partnership agreement, the rights, privileges, restrictions and conditions attaching to the Partnership exchangeable units include the following:

•	From and after the one year anniversary of the date of the effective time of the Merger, the Partnership exchangeable units will be exchangeable at any time, at the option of the holder (the “exchange right”), on a one-for-one basis for common shares of the Company (the “exchanged shares”), subject to our right as the general partner (subject to the approval of the conflicts committee in certain circumstances) to determine to settle any such exchange for a cash payment in lieu of our common shares. If we elect to make a cash payment in lieu of issuing common shares, the amount of the cash payment will be the weighted average trading price of the common shares on the NYSE for the 20 consecutive trading days ending on the last business day prior to the exchange date (the “exchangeable units cash amount”). Partnership exchangeable units will not be exchangeable prior to the one year anniversary of the date of the effective time of the Merger. Written notice of the determination of the form of consideration shall be given to the holder of the Partnership exchangeable units exercising the exchange right no later than ten business days prior to the exchange date.

•	If a dividend or distribution has been declared and is payable in respect of a common share of the Company, Partnership will make a distribution in respect of each exchangeable unit in an amount equal to the dividend or distribution in respect of a common share. The record date and payment date for distributions on the Partnership exchangeable units will be the same as the relevant record date and payment date for the dividends or distributions on our common shares.

•	If we issue any common shares in the form of a dividend or distribution on the common shares of the Company, Partnership will issue to each holder of Partnership exchangeable units, in respect of each exchangeable unit held by such holder, a number of Partnership exchangeable units equal to the number of common shares issued in respect of each common share.

•	If we issue or distribute rights, options or warrants or other securities or assets of the Company to all or substantially all of the holders of our common shares, Partnership is required to make a corresponding distribution to holders of the Partnership exchangeable units.

•	No subdivision or combination of our outstanding common shares is permitted unless a corresponding subdivision or combination of Partnership exchangeable units is made.

•	We and our board of directors are prohibited from proposing or recommending an offer for our common shares or for the Partnership exchangeable units unless the holders of the Partnership exchangeable units and the holders of common shares are entitled to participate to the same extent and on equitably equivalent basis.

•	Upon a dissolution and liquidation of Partnership, if Partnership exchangeable units remain outstanding and have not been exchanged for our common shares, then the distribution of the assets of Partnership between holders of our common shares and holders of Partnership exchangeable units will be made on a pro rata basis based on the numbers of common shares and Partnership exchangeable units outstanding. Assets distributable to holders of Partnership exchangeable units will be distributed directly to such holders. Assets distributable in respect of our common shares will be distributed to us. Prior to this pro rata distribution, Partnership is required to pay to us sufficient amounts to fund our expenses or other obligations (to the extent related to our role as the general partner or our business and affairs that are conducted through Partnership or its subsidiaries) to ensure that any property and cash distributed to us in respect of the common shares will be available for distribution to holders of common shares in an amount per share equal to distributions in respect of each exchangeable unit. The terms of the Partnership exchangeable units do not provide for an automatic exchange of Partnership exchangeable units into common shares upon a dissolution or liquidation of Partnership or the Company.

•	Approval of holders of the Partnership exchangeable units is required for an action (such as an amendment to the Partnership agreement) that would affect the economic rights of an exchangeable unit relative to a common share.

The holders of Partnership exchangeable units are indirectly entitled to vote in respect of matters on which holders of our common shares are entitled to vote, including in respect of the election of our directors, through a special voting share of the Company. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. The trustee will exercise each vote attached to the special voting share only as directed by the relevant holder of Partnership exchangeable units and, in the absence of instructions from a holder of an exchangeable unit as to voting, will not exercise those votes. Except as otherwise required by the partnership agreement, voting trust agreement or applicable law, the holders of the Partnership exchangeable units are not directly entitled to receive notice of or to attend any meeting of the unitholders of Partnership or to vote at any such meeting.

Exercise of Optional Exchange Right

In order to exercise the exchange right referred to above, a holder of Partnership exchangeable units must deliver to Partnership, at its office (or at a designated office of Partnership’s transfer agent), a duly executed exchange notice together with such additional documents and instruments as the transfer agent and Partnership may reasonably require. The exchange notice must (i) specify the number of Partnership exchangeable units in respect of which the holder is exercising the exchange right and (ii) state the business day on which the holder desires to have Partnership exchange the subject units, provided that the exchange date must not be less than 15 business days nor more than 30 business days after the date on which the exchange notice is received by Partnership. If no exchange date is specified in an exchange notice, the exchange date will be deemed to be the 15th business day after the date on which the exchange notice is received by Partnership. An exercise of the exchange right may be revoked by the exercising holder by notice in writing given to Partnership before the close of business on the fifth business day immediately preceding the exchange date. On the exchange date, Partnership will deliver or cause the transfer agent to deliver to the relevant holder, as applicable (i) the applicable number of exchanged shares, or (ii) a cheque representing the applicable exchangeable units cash amount, in each case, less any amounts withheld on account of tax.

Offers for Units or Shares

The partnership agreement contains provisions to the effect that if a take-over bid is made for all of the outstanding Partnership exchangeable units and not less than 90% of the Partnership exchangeable units (other than units of Partnership held at the date of the take-over bid by or on behalf of the offeror or its associates or associates) are taken up and paid for by the offeror, the offeror will be entitled to acquire the Partnership exchangeable units held by unitholders who did not accept the offer on the terms offered by the offeror. The partnership agreement further provides that for so long as Partnership exchangeable units remain outstanding, (i) the Company will not propose or recommend a formal bid for the Company’s common shares, and no such bid will be effected with the consent or approval of the Company’s board of directors, unless holders of Partnership exchangeable units are entitled to participate in the bid to the same extent and on an equitably equivalent basis as the holders of the Company’s common shares, and (ii) the Company will not propose or recommend a formal bid for Partnership exchangeable units, and no such bid will be effected with the consent or approval of the Company’s board of directors, unless holders of the Company’s common shares are entitled to participate in the bid to the same extent and on an equitably equivalent basis as the holders of Partnership exchangeable units. A holder of Partnership exchangeable units will not be entitled to exchange its Partnership exchangeable units into common shares of the Company pursuant to the exchange right (described above) prior to the one year anniversary of the date of the effective time of the Merger. As a result, if a bid with respect to common shares of the Company was made in that one year period, a holder of Partnership exchangeable units could not participate in that bid unless it was proposed or recommended by our board of directors or was otherwise effected with the consent or approval of our board of directors. Canadian securities regulatory authorities may intervene in the public interest (either on application by an interested party or by staff of a Canadian securities regulatory authority) to prevent an offer to holders of common shares of the Company, Preferred Shares or Partnership exchangeable units being made or completed where such offer is abusive of the holders of one of those security classes that are not subject to that offer.

Merger, Sale or Other Disposition of Assets

As long as any Partnership exchangeable units are outstanding, the Company cannot consummate a transaction in which all or substantially all of its assets would become the property of any other person or entity. This does not apply to a transaction if such other person or entity becomes bound by the partnership agreement and assumes the Company’s obligations, as long as the transaction does not impair in any material respect the rights, duties, powers and authorities of other parties to the partnership agreement.

Mandatory Exchange

Partnership may cause a mandatory exchange of the outstanding Partnership exchangeable units into the Company’s common shares in the event that (1) at any time there remain outstanding fewer than 5% of the number of Partnership exchangeable units outstanding as of the effective time of the Merger (other than Partnership exchangeable units held by the Company and its subsidiaries and as such number of Partnership exchangeable units may be adjusted in accordance with the partnership agreement); (2) any one of the following occurs: (i) any person, firm or corporation acquires directly or indirectly any voting security of the Company and immediately after such acquisition, the acquirer has voting securities representing more than 50% of the total voting power of all the then outstanding voting securities of the Company on a fullydiluted basis, (ii) the shareholders of the Company shall approve a merger, consolidation, recapitalization or reorganization of the Company, other than any transaction which would result in the holders of outstanding voting securities of the Company immediately prior to such transaction having at least a majority of the total voting power represented by the voting securities of the surviving entity outstanding immediately after such transaction, with the voting power of each such continuing holder relative to other continuing holders not being altered substantially in the transaction; or (iii) the shareholders of the Company shall approve a plan of complete liquidation of the Company or an agreement for the sale or disposition of the Company of all or substantially all of the Company’ assets, provided that, in each case, the Company, in its capacity as the general partner of Partnership, determines, in good faith and in its sole discretion, that such transaction involves a bona fide third party and is not for the primary purpose of causing the exchange of the exchangeable units in connection with such transaction; or (3) a matter arises in respect of which applicable law provides holders of Partnership exchangeable units with a vote as holders of units of Partnership in order to approve or disapprove, as applicable, any change to, or in the rights of the holders of, the Partnership exchangeable units, where the approval or disapproval, as applicable, of such change would be required to maintain the economic equivalence of the Partnership exchangeable units and the common shares of the Company, and the holders of the Partnership exchangeable units fail to take the necessary action at a meeting or other vote of holders of Partnership exchangeable units to approve or disapprove, as applicable, such matter in order to maintain economic equivalence of the Partnership exchangeable units and the common shares of the Company.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item, other than the information regarding our executive officers set forth below required by Item 401 of Regulation S-K, is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after December 31, 2014. We refer to this proxy statement as the Definitive Proxy Statement.

Executive Officers of the Registrant

Set forth below is certain information about our executive officers. Ages are as of February 27, 2015.

Name	Age	Position
Alexandre Behring	48	Executive Chairman
Marc Caira	61	Vice Chairman
Daniel S. Schwartz	34	Chief Executive Officer
Joshua Kobza	28	Chief Financial Officer
José E. Cil	45	President, Burger King
Elias Diaz Sesé	41	President, Tim Hortons
Heitor Goncalves	49	Chief Information and Performance Officer and Chief People Officer
Jacqueline Friesner	42	Controller and Chief Accounting Officer
Jill Granat	49	General Counsel and Secretary

Alexandre Behring. Mr. Behring was appointed Executive Chairman of the Board of Directors of the Company on December 12, 2014. Mr. Behring is a co-founder and the Managing Partner of 3G Capital, a global investment firm with offices in New York and Rio de Janeiro, since 2004. Mr. Behring served on the board of Burger King Worldwide and its predecessor entity as Chairman from October 2010, following Burger King Holdings, Inc.’s acquisition by 3G Capital, until December 2014. Mr. Behring has served as Chairman of H.J. Heinz Company, following the closing of such company’s acquisition by Berkshire Hathaway and 3G Capital in June 2013. Mr. Behring has also served as a director of Anheuser-Busch Inbev since April 2014. Additionally, Mr. Behring served as a director of CSX Corporation, a leading U.S. rail-based transportation company, from 2008 to 2011.

Previously, Mr. Behring spent approximately 10 years at GP Investments, one of Latin America’s premier private-equity firms, including eight years as a partner and member of the firm’s Investment Committee. He served for seven years, from 1998 through 2004, as a director and CEO of Latin America’s largest railroad, ALL (America Latina Logistica). Mr. Behring was a co-founder and partner in Modus OSI Technologies, a technology firm with offices in Florida and Sao Paulo, from 1989 to 1993.

Mr. Behring received a BS in Electric Engineering from Pontificia Universidade Catolica in Rio de Janeiro in 1988 and an MBA from Harvard Graduate School of Business in 1995, having graduated as a Baker Scholar and a Loeb Scholar.

Marc Caira. Mr Caira was appointed Vice Chairman of the Board on December 12, 2014. Mr. Caira served as President and CEO of Tim Hortons from July 2, 2013 until December 12, 2014. He was a director of Tim Hortons from May 9, 2013 until December 12, 2014. Before his appointment as President and CEO of Tim Hortons, Mr. Caira was Global CEO of Nestle Professional. He was also a member of the Executive Board of Nestle SA, the world’s largest food and beverage company. Prior to being named Global CEO of Nestle Professional in 2006, Mr. Caira had served, among other roles, as the President & CEO of Parmalat North America, as Chief Operating Officer of Parmalat Canada, and as President, Food Services and Nescafe Beverages for Nestle Canada.

Daniel S. Schwartz. Mr. Schwartz was appointed Chief Executive Officer and a director of the Company on December 12, 2014. From June 2013 until December 2014, Mr. Schwartz served as Chief Executive Officer, from April 2013 until June 2013, he served as Chief Operating Officer and from January 1, 2011 until April 2013, he served as Chief Financial Officer of Burger King Worldwide and its predecessor. Mr. Schwartz joined Burger King Worldwide in October 2010 as Executive Vice President, Deputy Chief Finance Officer and was appointed as Executive Vice President and Chief Financial Officer in December 2010, effective January 1, 2011. Since January 2008,

Mr. Schwartz has been a partner with 3G Capital, where he was responsible for managing 3G Capital’s private equity business. He joined 3G Capital in January 2005 as an analyst and worked with the firm’s public and private equity investments until October 2010. From March 2003 until January 2005, Mr. Schwartz worked for Altair Capital Management, a hedge fund located in Stamford, Connecticut and served as an analyst in the mergers and acquisitions group at Credit Suisse First Boston from June 2001 to March 2003. Mr. Schwartz is a director of 3G Capital.

Joshua Kobza. Mr. Kobza was appointed Chief Financial Officer of the Company on December 15, 2014. Mr. Kobza served as Executive Vice President and Chief Financial Officer of Burger King Worldwide since April 11, 2013. Mr. Kobza joined Burger King Worldwide in June 2012 as Director, Investor Relations, and was promoted to Senior Vice President, Global Finance in December 2012. From January 2011 until June 2012, Mr. Kobza worked at SIP Capital, a Sao Paulo based private investment firm, where he evaluated investments across a number of industries and geographies. From July 2008 until December 2010, Mr. Kobza served as an analyst in the corporate private equity area of the Blackstone Group in New York City.

Heitor Gonçalves. Mr. Goncalves was appointed Chief Information and Performance Officer and Chief People Officer of the Company on December 15, 2014. Mr. Gonçalves served as Executive Vice President, Chief Information and Performance Officer of Burger King Worldwide and its predecessor from October 2010 until December 2012, assuming the additional role of Chief People Officer in April 2013. Prior to joining Burger King Worldwide, Mr. Gonçalves served in multiple strategic roles for Anheuser-Busch InBev from October 2008 to March 2010, including global M&A director and head of Western Europe logistics. From November 2004 to September 2008, Mr. Gonçalves served as VP, Global Rewards at InBev. He served in positions of increasing responsibility at Brahma, a brewing company, and at its successor, AmBev, from September 1995 until October 2004.

Jill Granat. Ms. Granat was appointed General Counsel and Corporate Secretary on December 15, 2014. Ms. Granat served as Senior Vice President, General Counsel and Secretary of Burger King Worldwide and its predecessor since March 2011. Prior to her appointment, Ms. Granat was Vice President and Assistant General Counsel of Burger King Corporation from July 2009 until March 2011. Ms. Granat joined BKC in 1998 as a member of the legal department and served in positions of increasing responsibility with the company.

José Cil. Mr. Cil was appointed President, Burger King on December 15, 2014. Mr. Cil served as Executive Vice President and President of Europe, the Middle East and Africa for Burger King Worldwide and its predecessor from November 2010 until December 2014. Prior to this role, Mr. Cil was Vice President and Regional General Manager for Wal-Mart Stores, Inc. in Florida from February 2010 to November 2010. From September 2008 to January 2010, Mr. Cil served as Vice President of Company Operations of Burger King Corporation and from September 2005 to September 2008, he served as Division Vice President, Mediterranean and NW Europe Divisions, EMEA of a subsidiary of Burger King Corporation. Mr. Cil is a director of Carrols Restaurant Group, Inc., the Company’s largest franchisee.

Elias Diaz Sesé. Mr. Diaz Sesé was appointed President, Tim Hortons on December 15, 2014. From January 2012 to December 2014, he was the president of BK AsiaPac, Pte. Ltd. located in Singapore. From August 2011 to December 2011, he was a Senior Vice President Continental Europe for Burger King Europe GmbH located in Zug, Switzerland. Between January 2011 and August 2011, Mr. Díaz Sesé served as a Vice President Franchise and Emerging Markets for Burger King Europe GmbH. From August 2008 to December 2010, he served as General Manager for Burger King’s operations in Spain and Portugal.

Jacqueline Friesner. Ms. Friesner was appointed Principal Accounting Officer and Controller of the Company on December 15, 2014. Ms. Friesner served as Vice President, Controller and Chief Accounting Officer of Burger King Worldwide and its predecessor from March 2011 until December 2014. Prior thereto, Ms. Friesner served as Senior Director, Global Accounting and Reporting of Burger King from December 2010 until March 2011 and as Director, Global and Technical Accounting from November 2008 until December 2010. From October 2002 until December 2010, Ms. Friesner served in positions of increasing responsibility with Burger King Corporation. Before joining Burger King Corporation in October 2002, was an audit manager at Pricewaterhouse Coopers in Miami, Florida.

Item 11.	Executive Compensation

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	All Financial Statements

Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

Exhibit Number	Description	Incorporated by Reference

2.1	Business Combination Agreement and Plan of Merger, dated April 3, 2012, by and among Justice Holdings Limited, Justice Delaware Holdco Inc., Justice Holdco LLC and Burger King Worldwide Holdings, Inc.	Incorporated herein by reference to Exhibit 2.1 to Burger King Holdings, Inc.’s Form 8-K filed on April 10, 2012.

2.2	Contingent Contribution Agreement, dated April 3, 2012, by and among Justice Holdings Limited, Justice Delaware Holdco Inc., and each of the other parties set forth on the signature pages thereto.	Incorporated herein by reference to Exhibit 2.2 to Burger King Worldwide, Inc.’s Form S-1 (File No. 333-181261).

2.3	Arrangement Agreement and Plan of Merger, dated August 26, 2014, by and among Burger King Worldwide, Inc., 1011773 B.C. Unlimited Liability Company, New Red Canada Partnership, Blue Merger Sub, Inc., 8997900 Canada Inc., and Tim Hortons Inc.	Incorporated herein by reference to Exhibit 2.1 to Burger King Worldwide, Inc.’s Form 8-K filed on August 29, 2014.

2.4	Plan of Arrangement under Section 192 of the Canada Business Corporations Act.	Incorporated herein by reference to Exhibit 2.2 to Registrant’s Form 8-K filed on December 12, 2014.

3.1	Articles of Incorporation of the Registrant, as amended.	Filed herewith.

3.2	Amended and Restated By-Law 1 of the Registrant.	Incorporated herein by reference to Exhibit 3.4 to Registrant’s Form 8-K filed on December 12, 2014.

4.1	Registration Rights Agreement between Burger King Worldwide, Inc., and 3G Special Situations Fund II, L.P.	Incorporated herein by reference to Exhibit 4.3 to Burger King Worldwide, Inc.’s Form S-8 (File No. 333-182232).

4.2	Registration Rights Agreement between Burger King Worldwide Inc., and Pershing Square, L.P., Pershing Square II, L.P., Pershing Square International, Ltd. and William Ackman.	Incorporated herein by reference to Exhibit 4.4 to Burger King Worldwide, Inc.’s Form S-8 (File No. 333-182232).

4.3(a)	Indenture, dated October 8, 2014, between 1011778 B.C. Unlimited Liability Company, as Issuer, New Red Finance, Inc., as Co-Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent.	Incorporated herein by reference to Exhibit 4.1 to Registrant’s Form S-4 (File No. 333-198769).

4.3(b)	Form of 6.00% Second Lien Senior Secured Notes due 2022 (included in Exhibit 4.3(a)).	Incorporated herein by reference to Exhibit 4.1 to Registrant’s Form S-4 (File No. 333-198769).

4.3(c)	Supplemental Indenture, dated December 12, 2014, by and among 1011778 B.C. Unlimited Liability Company, New Red Finance, Inc., the parties that are signatories thereto as Guarantors, and Wilmington Trust National Association, as Trustee and Collateral Agent.	Incorporated herein by reference to Exhibit 4.2 to Registrant’s Form 8-K filed on December 12, 2014.

4.4	Securities Purchase Agreement, dated August 26, 2014, between 1011778 B.C. Unlimited Liability Company and Berkshire Hathaway Inc.	Incorporated herein by reference to Exhibit 4.3 to Registrant’s Form 8-K filed on December 12, 2014.

4.5(a)	Trust Indenture, dated June 1, 2010, by and between the Tim Hortons Inc. and BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Tim Hortons Inc. filed on June 1, 2010.

4.5(b)	First Supplemental Trust Indenture, dated June 1, 2010, by and between the Tim Hortons Inc. and BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Tim Hortons Inc. filed on June 1, 2010.

4.5(c)	First (Reopening) Supplemental Trust Indenture, dated December 1, 2010, by and between the Tim Hortons Inc. and BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Tim Hortons Inc. filed on December 1, 2010.

4.5(d)	Supplement to Guarantee, dated December 1, 2010, from The TDL Group Corp.	Incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Tim Hortons Inc. filed on December 1, 2010.

4.5(e)	Second Supplemental Trust Indenture, dated November 29, 2013, by and between Tim Hortons Inc. and BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Tim Hortons Inc. filed on December 5, 2013.

4.5(f)	Supplement to Guarantee, dated November 29, 2013, from The TDL Group Corp. in favor of BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Tim Hortons Inc. filed on December 5, 2013.

4.5(g)	Third Supplemental Trust Indenture, dated March 28, 2014, by and between Tim Hortons Inc. and BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Tim Hortons Inc. filed on March 28, 2014.

4.5(h)	Supplement to Guarantee, dated March 28, 2014, from The TDL Group Corp. in favor of BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Tim Hortons Inc. filed on March 28, 2014.

4.5(i)	Fourth Supplemental Trust Indenture, dated December 12, 2014, by and between Tim Hortons Inc. and BNY Trust Company of Canada, as trustee.	Filed herewith.

9.1	Voting Trust Agreement, dated December 12, 2014, between Restaurant Brands International Inc., Restaurant Brands International Limited Partnership, and Computershare Trust Company of Canada.	Incorporated herein by reference to Exhibit 3.6 to Registrant’s Form 8-K filed on December 12, 2014.

10.1*	Burger King Savings Plan, including all amendments thereto.	Incorporated herein by reference to Exhibit 10.40 to Burger King Holdings, Inc.’s Registration Statement on Form S-8 (File No. 333-144592).

10.2(a)*	2011 Omnibus Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.4 to Registrant’s Form S-8 (File No. 333-200997).

10.2(b)*	Form of Option Award Agreement under the Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.77 to Burger King Holdings, Inc.’s Form 10-Q filed on May 12, 2011.

10.3(a)*	Employment Agreement by and between Burger King Corporation and Jose Cil, dated November 2, 2010.	Incorporated herein by reference to Exhibit 10.78 to Burger King Holdings, Inc.’s Form 10-K filed on March 14, 2012.

10.3(b)*	Assignment Letter from Jose Tomas, Chief Human Resources Officer, Burger King Corporation to Jose Cil dated November 2, 2010.	Incorporated herein by reference to Exhibit 10.79 to Burger King Holdings, Inc.’s Form 10-K filed on March 14, 2012.

10.4(a)*	Amended and Restated 2012 Omnibus Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.2 to Registrant’s Form S-8 (File No. 333-200997).

10.4(b)*	Form of Option Award Agreement under the Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.25 to Burger King Worldwide, Inc.’s Form 10-K filed on February 22, 2013.

10.4(c)*	Form of Matching Option Award Agreement under the Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.26 to Burger King Worldwide, Inc.’s Form 10-K filed on February 22, 2013.

10.4(d)*	Form of Amendment to Option Award Agreement.	Incorporated herein by reference to Exhibit 10.28 to Burger King Worldwide, Inc.’s Form 10-Q filed on April 26, 2013.

10.4(e)*	Form of Option Award Agreement under the Burger King Worldwide, Inc. Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.29 to Burger King Worldwide, Inc.’s Form 10-Q filed on July 31, 2013.

10.4(f)*	Form of Board Member Option Award Agreement under the Burger King Worldwide, Inc. Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.30 to Burger King Worldwide, Inc.’s Form 10-Q filed on July 31, 2013.

10.4(g)*	Form of Option Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.32 to Burger King Worldwide, Inc.’s Form 10-Q filed on October 28, 2013.

10.4(h)*	Form of Board Member Option Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.33 to Burger King Worldwide, Inc.’s Form 10-Q filed on October 28, 2013.

10.4(i)*	Form of Board Member Restricted Stock Unit Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35 to Burger King Worldwide, Inc.’s Form 10-K filed on February 21, 2014.

10.4(j)*	Form of Matching Option Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.36 to Burger King Worldwide, Inc.’s Form 10-K filed on February 21, 2014.

10.5	Burger King Form of Director Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.1 to Burger King Worldwide, Inc.’s Form 8-K filed on June 25, 2012.

10.6(a)*	Amended and Restated Option Award Agreement between Flavia Faugeres and Burger King Worldwide, Inc. under 2011 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.37 to Burger King Worldwide, Inc.’s Form 10-K filed on February 21, 2014.

10.6(b)*	Amended and Restated Option Award Agreement between Flavia Faugeres and Burger King Worldwide, Inc. under 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.38 to Burger King Worldwide, Inc.’s Form 10-K filed on February 21, 2014.

10.7*	Burger King Corporation U.S. Severance Pay Plan.	Incorporated herein by reference Exhibit 10.31 to Burger King Worldwide, Inc.’s Form 10-Q filed on October 28, 2013.

10.8	Voting Agreement, dated August 26, 2014, by and among Tim Hortons Inc. and 3G Special Situations Fund II, L.P.	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Form S-4 (File No. 333-198769).

10.9	Form of Lock-Up Agreement between Tim Hortons Directors and Burger King Worldwide, Inc.	Incorporated herein by reference to Exhibit 10.4 to Registrant’s Form S-4 (File No. 333-198769).

10.10(a)	Credit Agreement, dated October 27, 2014, among 1011778 B.C. Unlimited Liability Company, as the Parent Borrower, New Red Finance, Inc., as the Subsidiary Borrower, 1013421 B.C. Unlimited Liability Company, as Holdings, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, the Lenders Party thereto, Wells Fargo Bank, National Association, as Syndication Agent, the Parties listed thereto as Co-Documentation Agents, J.P. Morgan Securities LLC, and Wells Fargo Securities LLC, as Joint Lead Arrangers, and J.P. Morgan Securities LLC, Wells Fargo Securities LLC, and Merrill Lynch, Pierce, Fenner and Smith, Incorporated, as Joint Book Runners.	Incorporated herein by reference to Exhibit 4.2 to Registrant’s Form S-4 (File No. 333-198769).

10.10(b)	Guaranty, dated December 12, 2014, among 1013421 B.C. Unlimited Liability Company, as Guarantor, Certain Subsidiaries defined therein, as Guarantors, and JPMorgan Chase Bank, N.A., as Collateral Agent.	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on December 12, 2014.

10.11(a)*	2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 99.1 to Registrant’s Form S-8 (File No. 333-200997).

10.11(b)*	Form of Option Award Agreement under the 2014 Omnibus Incentive Plan.	Filed herewith.

10.11(c)*	Form of Base Matching Option Award Agreement under the 2014 Omnibus Incentive Plan.	Filed herewith.

10.11(d)*	Form of Additional Matching Option Award Agreement under the 2014 Omnibus Incentive Plan.	Filed herewith.

10.11(e)*	Form of Board Member Option Award Agreement under the 2014 Omnibus Incentive Plan.	Filed herewith.

10.11(f)*	Form of Board Member Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.	Filed herewith.

10.12	Amended and Restated Limited Partnership Agreement, dated December 11, 2014, between Restaurant Brands International Inc., 8997896 Canada Inc. and each person who is admitted as a Limited Partner in accordance with the terms of the agreement.	Incorporated herein by reference to Exhibit 3.5 to Registrant’s Form 8-K filed on December 12, 2014.

10.13	Restaurant Brands International Inc. Form of Director Indemnification Agreement.	Filed herewith.

10.14*	Consulting Agreement, dated December 15, 2014, between Restaurant Brands International Inc. and Marc Caira.	Filed herewith.

10.15	Tim Hortons Inc. Form of Indemnification Agreement for directors, officers and others, as applicable.	Incorporated herein by reference to Exhibit 10.2 to the Form 8-K of Tim Hortons Inc. filed on September 28, 2009.

10.16(a)*	2006 Stock Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.5 to Registrant’s Form S-8 (File No. 333-200997).

10.16(b)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2006 Stock Incentive Plan (2010 Award).	Incorporated herein by reference to Exhibit 10(b) to the Form 10-Q of Tim Hortons Inc. filed on August 12, 2010.

10.16(c)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2006 Stock Incentive Plan (2011 Award).	Incorporated herein by reference to Exhibit 10(b) to the Form 10-Q of Tim Hortons Inc. filed on August 11, 2011.

10.17(a)*	2012 Stock Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.3 to Registrant’s Form S-8 (File No. 333-200997).

10.17(b)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2012 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on August 9, 2012.

10.17(c)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2013 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on May 8, 2013.

10.17(d)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2014 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on August 6, 2014.

10.18*	Tim Hortons Inc. Nonqualified Stock Option Award Agreement, dated August 13, 2013, between Tim Hortons Inc. and Marc Caira.	Incorporated herein by reference to Exhibit 10(a) to the Form 10-Q of Tim Hortons Inc. filed on November 7, 2013.

21.1	List of Subsidiaries of the Registrant.	Filed herewith

23.1	Consent of KPMG LLP.	Filed herewith

31.1	Certification of Chief Executive Officer of Restaurant Brands International, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer of Restaurant Brands International, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer of Restaurant Brands International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer of Restaurant Brands International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Restaurant Brands International Inc.

By:	/s/ Daniel Schwartz
	Name:	Daniel Schwartz
	Title:	Chief Executive Officer

Date: March 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Schwartz	Chief Executive Officer and Director	March 2, 2015
Daniel Schwartz	(principal executive officer)

/s/ Joshua Kobza	Chief Financial Officer	March 2, 2015
Joshua Kobza	(principal financial officer)

/s/ Jacqueline Friesner	Controller and Chief Accounting Officer	March 2, 2015
Jacqueline Friesner	(principal accounting officer)

/s/ Alexandre Behring	Chairman	March 2, 2015
Alexandre Behring

/s/ Marc Caira	Vice Chairman	March 2, 2015
Marc Caira

	Director	March 2, 2015
Martin Franklin

/s/ Paul J. Fribourg	Director	March 2, 2015
Paul J. Fribourg

	Director	March 2, 2015
Alan Parker

	Director	March 2, 2015
Carlos Alberto Sicupira

/s/ Roberto Thompson	Director	March 2, 2015
Roberto Thompson

/s/ Alexandre Van Damme	Director	March 2, 2015
Alexandre Van Damme

/s/ Thomas Milroy	Director	March 2, 2015
Thomas Milroy

/s/ John Lederer	Director	March 2, 2015
John Lederer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant, as amended

4.5(i)	Fourth Supplemental Trust Indenture, dated December 12, 2014, between Tim Hortons Inc. and BNY Trust Company of Canada

10.11(b)	Form of Option Award Agreement under the 2014 Omnibus Incentive Plan

10.11(c)	Form of Base Matching Option Award Agreement under the 2014 Omnibus Incentive Plan

10.11(d)	Form of Additional Matching Option Award Agreement under the 2014 Omnibus Incentive Plan

10.11(e)	Form of Board Member Option Award Agreement under the 2014 Omnibus Incentive Plan

10.11(f)	Form of Board Member Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan

10.13	Restaurant Brands International Inc. Form of Director Indemnification Agreement

10.14	Consulting Agreement, dated December 15, 2014, between Restaurant Brands International Inc. and Marc Caira

21.1	List of Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document