Form 10-Q
period 2016-03-31
Restaurant Brands International Inc.
filed 2016-04-29
CIK 1618756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 20, 2016, there were 233,151,485 common shares of the Registrant outstanding.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

PART I — Financial Information

Item1. Financial Statements

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(unaudited)

	As of
	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$825.9	$757.8
Trade and notes receivable, net of allowance of $15.5 million and $14.2 million, respectively	366.4	422.0
Inventories and other current assets, net	229.8	132.2
Advertising fund restricted assets	50.9	57.5

Total current assets	1,473.0	1,369.5
Property and equipment, net of accumulated depreciation of $378.3 million and $339.3 million, respectively	2,169.6	2,150.6
Intangible assets, net	9,539.5	9,147.8
Goodwill	4,797.7	4,574.4
Net investment in property leased to franchisees	111.2	117.2
Other assets, net	865.5	1,051.6

Total assets	$18,956.5	$18,411.1

LIABILITIES, REDEEMABLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$361.3	$361.5
Other accrued liabilities	479.6	441.3
Gift card liability	132.5	168.5
Advertising fund liabilities	78.7	93.6
Current portion of long term debt and capital leases	57.6	56.1

Total current liabilities	1,109.7	1,121.0
Term debt, net of current portion	8,465.6	8,462.3
Capital leases, net of current portion	213.6	203.4
Other liabilities, net	918.5	795.9
Deferred income taxes, net	1,613.4	1,618.8

Total liabilities	12,320.8	12,201.4

Redeemable preferred shares; $43.775848 par value; 68,530,939 shares authorized, issued and outstanding at March 31, 2016 and December 31, 2015	3,297.0	3,297.0
Shareholders’ Equity:
Common shares, no par value; unlimited shares authorized at March 31, 2016 and December 31, 2015; 233,004,921 shares issued and outstanding at March 31, 2016; 225,707,588 shares issued and outstanding at December 31, 2015;	1,907.8	1,824.5
Retained earnings	263.3	245.8
Accumulated other comprehensive income (loss)	(568.7)	(733.7)

Total Restaurant Brands International Inc. shareholders’ equity	1,602.4	1,336.6
Noncontrolling interests	1,736.3	1,576.1

Total shareholders’ equity	3,338.7	2,912.7

Total liabilities, redeemable preferred shares and shareholders’ equity	$18,956.5	$18,411.1

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In millions of U.S. dollars, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Sales	$490.5	$499.5
Franchise and property revenues	428.0	433.8

Total revenues	918.5	933.3
Cost of sales	388.2	433.2
Franchise and property expenses	104.2	129.1
Selling, general and administrative expenses	73.2	111.0
(Income) loss from equity method investments	(18.5)	(1.7)
Other operating expenses (income), net	40.8	37.6

Total operating costs and expenses	587.9	709.2

Income from operations	330.6	224.1
Interest expense, net	115.1	123.1
(Gain) loss on early extinguishment of debt	—	(0.3)

Income before income taxes	215.5	101.3
Income tax expense	47.2	50.7

Net income	168.3	50.6

Net income (loss) attributable to noncontrolling interests (Note 12)	50.8	(9.8)
Preferred share dividends	67.5	68.7

Net income (loss) attributable to common shareholders	$50.0	$(8.3)

Earnings (loss) per common share:
Basic	$0.22	$(0.04)
Diluted	$0.21	$(0.04)
Weighted average shares outstanding
Basic	230.0	202.2
Diluted	468.4	467.2
Cash dividends declared per common share	$0.14	$0.09

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions of U.S. dollars)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$168.3	$50.6
Foreign currency translation adjustment	649.4	(1,091.8)
Net change in fair value of net investment hedges, net of tax of $35.5 and $(68.1)	(238.6)	386.2
Net change in fair value of cash flow hedges, net of tax of $15.7 and $19.4	(44.4)	(53.9)
Amounts reclassified to earnings of cash flow hedges, net of tax of $0 and $(0.6)	(0.1)	1.5
Pension and post-retirement benefit plans, net of tax of $0 and $0.1	—	(0.1)
Amortization of prior service (credits) costs, net of tax of $0.3 and $0.3	(0.4)	(0.4)
Amortization of actuarial (gains) losses, net of tax of $(0.1) and $(0.3)	0.1	0.4

Other comprehensive income (loss)	366.0	(758.1)

Comprehensive income (loss)	534.3	(707.5)
Comprehensive income (loss) attributable to noncontrolling interests	233.8	(439.6)
Comprehensive income attributable to preferred shareholders	67.5	68.7

Comprehensive income (loss) attributable to common shareholders	$233.0	$(336.6)

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(In millions of U.S. dollars, except per share data)

(unaudited)

	Issued Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2015	225.7	$1,824.5	$245.8	$(733.7)	$1,576.1	$2,912.7
Stock option exercises	0.7	6.5	—	—	—	6.5
Share-based compensation	—	6.6	—	—	—	6.6
Issuance of shares	0.2	7.6	—	—	—	7.6
Dividend declared on common shares ($0.14 per share)	—	—	(32.5)	—	—	(32.5)
Distributions declared by Partnership on partnership exchangeable units ($0.14 per unit) (Note 12)	—	—	—	—	(31.9)	(31.9)
Preferred share dividends	—	—	(67.5)	—	—	(67.5)
Exchange of Partnership exchangeable units for RBI common shares	6.4	62.6	—	(18.0)	(44.6)	—
Restaurant VIE contributions	—	—	—	—	2.9	2.9
Net income	—	—	117.5	—	50.8	168.3
Other comprehensive income (loss)	—	—	—	183.0	183.0	366.0

Balances at March 31, 2016	233.0	$1,907.8	$263.3	$(568.7)	$1,736.3	$3,338.7

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$168.3	$50.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.1	48.8
(Gain) loss on early extinguishment of debt	—	(0.3)
Amortization of deferred financing costs and debt issuance discount	9.7	7.0
(Income) loss from equity method investments	(18.5)	(1.7)
Loss (gain) on remeasurement of foreign denominated transactions	28.0	18.1
Amortization of defined benefit pension and postretirement items	(0.6)	—
Net losses (gains) on derivatives	3.5	15.0
Net losses (gains) on refranchisings and dispositions of assets	9.4	1.2
Bad debt expense (recoveries), net	(0.3)	2.2
Share-based compensation expense	6.4	15.5
Acquisition accounting impact on cost of sales	—	1.8
Deferred income taxes	—	(30.6)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Reclassification of restricted cash to cash and cash equivalents	—	79.2
Trade and notes receivable	33.8	53.0
Inventories and other current assets	(79.0)	(3.0)
Accounts and drafts payable	(6.0)	24.4
Accrued advertising	(15.7)	(0.2)
Other accrued liabilities	3.6	10.1
Other long-term assets and liabilities	(1.4)	(29.4)

Net cash provided by operating activities	183.3	261.7

Cash flows from investing activities:
Payments for property and equipment	(5.6)	(29.4)
Proceeds from refranchisings, disposition of assets and restaurant closures	7.2	4.5
Return of investment on direct financing leases	4.1	4.0
Settlement of derivatives, net	(1.1)	52.1
Other investing activities, net	2.2	1.5

Net cash provided by (used for) investing activities	6.8	32.7

Cash flows from financing activities:
Repayments of term debt, Tim Hortons Notes and capital leases	(17.2)	(1,020.6)
Dividends paid on common shares and preferred shares	(128.3)	—
Proceeds from stock option exercises	6.5	0.4
Proceeds from issuance of shares	—	2.1
Other financing activities	3.1	1.4

Net cash provided by (used for) financing activities	(135.9)	(1,016.7)

Effect of exchange rates on cash and cash equivalents	13.9	(59.0)
Increase (decrease) in cash and cash equivalents	68.1	(781.3)
Cash and cash equivalents at beginning of period	757.8	1,803.2

Cash and cash equivalents at end of period	$825.9	$1,021.9

Supplemental cashflow disclosures:
Interest paid	$82.4	$88.5
Income taxes paid	$47.6	$42.9
Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$5.4	$4.5

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business and Organization

Description of Business

Restaurant Brands International Inc. (the “Company,” “RBI,” “we,” “us” or “our”) was originally formed on August 25, 2014 and continued under the laws of Canada. Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended, the Company is a successor issuer to Burger King Worldwide, Inc. The Company serves as the sole general partner of Restaurant Brands International Limited Partnership (the “Partnership”), the indirect parent of The TDL Group Corp. (f/k/a Tim Hortons ULC and Tim Hortons Inc.), a limited company existing under the laws of British Columbia that franchises and operates quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), and Burger King Worldwide, Inc., a Delaware corporation that franchises and operates fast food hamburger restaurants principally under the Burger King® brand (“Burger King Worldwide”, “Burger King” or “BK”). On December 12, 2014, a series of transactions (the “Transactions”) were completed resulting in Burger King Worldwide and Tim Hortons becoming indirect subsidiaries of the Company and Partnership. We are one of the world’s largest quick service restaurant, or QSR, chains as measured by total number of restaurants. As of March 31, 2016, we franchised or owned a total of 19,446 restaurants in approximately 100 countries and U.S. territories worldwide. Approximately 100% of current Tim Hortons and Burger King system-wide restaurants are franchised.

The following table outlines our restaurant count and activity, by brand and consolidated, for the periods indicated.

	Tim Hortons	Burger King	System Wide
Total restaurants – December 31, 2015	4,413	15,003	19,416
Openings	32	158	190
Closures	(7)	(153)	(160)

Total restaurants – March 31, 2016	4,438	15,008	19,446

All references to “$” or “dollars” are to the currency of the United States unless otherwise indicated. All references to “Canadian dollars” or “C$” are to the currency of Canada unless otherwise indicated.

Note 2. Basis of Presentation and Consolidation

We have prepared the accompanying unaudited condensed consolidated financial statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC and Canadian securities regulatory authorities on February 26, 2016.

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

We are the sole general partner of Partnership and, as such, we have the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of Partnership, subject to the terms of the partnership agreement of Partnership (the “partnership agreement”) and applicable laws. As a result, we consolidate the results of Partnership and record a noncontrolling interest in our consolidated balance sheets and statements of operations with respect to the remaining economic interest in Partnership we do not hold.

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

Note 3. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amended accounting guidance on revenue recognition. Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information to enable users of financial statements to understand the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued an accounting standards update which deferred the effective date for adoption of the new revenue standard by one year. In March 2016, the FASB issued an accounting standards update that clarifies the implementation guidance on principal versus agent considerations on revenue recognition. In April 2016, the FASB issued an accounting standards update that clarifies the implementation guidance on performance obligations and licensing on revenue recognition. This standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption of the accounting standard is allowed as of the original effective date, which is for fiscal years, and interim periods within those years, beginning after December 15, 2016. The accounting standards update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the impact of this accounting standards update on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the accounting standards update on our ongoing financial reporting.

In February 2016, the FASB issued an accounting standards update which sets out the principles for the recognition, measurement, presentation and disclosure of leases applicable to both lessors and lessees. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that the adoption of this accounting standards update will have on our financial statements, but we expect this new guidance will have a material impact on our consolidated financial statements since the Company has a significant number of operating and capital lease arrangements for which it is the lessee and others for which it is the lessor.

In March 2016, the FASB issued an accounting standards update that clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under existing accounting guidance does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. Amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments can be applied either prospectively or retrospectively on a modified basis. We do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued an accounting standards update which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. Amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. We do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued an accounting standards update which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We expect this new guidance to have an impact on our consolidated financial statements since the Company has share-based compensation arrangements. We are currently evaluating the impact that the adoption of this accounting standards update will have on our financial statements.

Note 4. Earnings (Loss) Per Share

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

Beginning on December 12, 2014, an economic interest in Partnership common equity was held by the holders of Class B exchangeable limited partnership units (“Partnership exchangeable units”). Since December 12, 2015, the one year anniversary of the effective date of the Transactions, the holders of Partnership exchangeable units each have the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units on a one-for-one basis for RBI common shares, subject to RBI’s right as the general partner of Partnership, at RBI’s sole discretion, to deliver a cash payment in lieu of RBI common shares. See Note 12, Shareholders’ Equity.

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

The following table summarizes the basic and diluted earnings per share calculations (in millions, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator - Basic:
Net income (loss) attributable to common shareholders	$50.0	$(8.3)

Numerator - Diluted:
Net income (loss) attributable to common shareholders	$50.0	$(8.3)
Add: Net income (loss) attributable to noncontrolling interests	49.9	(10.8)

Dilutive net income (loss) available to common shareholders and noncontrolling interests	$99.9	$(19.1)

Denominator:
Weighted average common shares - basic	230.0	202.2
Exchange of noncontrolling interests for common shares	229.8	265.0
Effect of other dilutive securities	8.6	—

Weighted average common shares - diluted	468.4	467.2

Basic earnings (loss) per share	$0.22	$(0.04)
Diluted earnings (loss) per share	$0.21	$(0.04)
Anti-dilutive share options outstanding	6.8	24.9

Note 5. Inventories and Other Current Assets, net

Inventories and other current assets, net consist of the following (in millions):

	As of
	March 31, 2016	December 31, 2015
Raw materials	$27.0	$22.7
Finished goods	61.8	58.6

Total inventory	88.8	81.3
Refundable and prepaid income taxes	109.2	21.5
Prepaid rent	4.2	10.6
Prepaids and other current assets	27.6	18.8

Inventories and other current assets, net	$229.8	$132.2

Note 6. Intangible Assets, net and Goodwill

Intangible assets, net and goodwill consist of the following (in millions):

	As of
	March 31, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$669.4	$(115.5)	$553.9	$653.0	$(106.8)	$546.2
Favorable leases	449.0	(120.9)	328.1	436.5	(107.5)	329.0

Subtotal	1,118.4	(236.4)	882.0	1,089.5	(214.3)	875.2

Indefinite lived intangible assets:
Tim Hortons brand	$6,531.4	$—	$6,531.4	$6,175.4	$—	$6,175.4
Burger King brand	2,126.1	—	2,126.1	2,097.2	—	2,097.2

Subtotal	8,657.5	—	8,657.5	8,272.6	—	8,272.6

Intangible assets, net			$9,539.5			$9,147.8

Goodwill	$4,797.7			$4,574.4

We recorded amortization expense on intangible assets of $18.3 million for the three months ended March 31, 2016 and $19.5 million for the same period in the prior year. The change in the brands and goodwill balances during the three months ended March 31, 2016 was due to the impact of foreign currency translation.

Note 7. Other Assets, net

Other assets, net consist of the following (in millions):

	As of
	March 31, 2016	December 31, 2015
Derivative assets - noncurrent	$616.6	$830.9
Equity method investments	159.6	139.0
Other assets	89.3	81.7

Other assets, net	$865.5	$1,051.6

Note 8. Equity Method Investments

The aggregate carrying amount of our equity method investments was $159.6 million as of March 31, 2016 and $139.0 million as of December 31, 2015 and is included as a component of other assets, net in our condensed consolidated balance sheets. Below are the names of the entities, country of operation and our equity interest in our significant equity method investments based on the carrying value as of March 31, 2016.

Entity	Country	Equity Interest
TIMWEN Partnership	Canada	50.00%
Carrols Restaurant Group, Inc.	United States	21.35%
Pangaea Foods (China) Holdings, Ltd.	China	27.50%

With respect to our TH business, the most significant equity method investment is our 50% joint-venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. During the three months ended March 31, 2016, TH received $2.5 million in cash distributions and recognized $4.4 million of contingent rent expense associated with this joint venture.

The aggregate market value of our equity interest in Carrols Restaurant Group, Inc., based on the quoted market price on March 31, 2016, is approximately $135.9 million. No quoted market prices are available for our remaining equity method investments.

With respect to our BK operations, most of the entities in which we have an equity interest own or franchise BK restaurants. Franchise and property revenue we recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended March 31,
	2016	2015
Revenues from affiliates:
Franchise royalties	$27.7	$20.4
Property revenues	6.6	7.0
Franchise fees and other revenue	3.6	1.2

Total	$37.9	$28.6

At March 31, 2016 and December 31, 2015, we had $16.7 million and $23.9 million, respectively, of accounts receivable from our equity method investments which were recorded in trade and notes receivable, net in our condensed consolidated balance sheets.

(Income) loss from equity method investments reflects our share of investee net income or loss. During the three months ended March 31, 2016, we recorded an $11.6 million increase to the carrying value of our investment balance and a noncash dilution gain included in (income) loss from equity method investments on the issuance of capital stock by Burger King France SAS (“France JV”), one of our equity method investees. This issuance of capital stock reduced our ownership interest in the France JV. The dilution gain reflects an adjustment to the difference between the amount of our underlying equity in the net assets of the France JV before and after the issuance of capital stock. Similarly, during the three months ended March 31, 2015, we recorded a $10.9 million increase to the carrying value of our investment balance and a noncash dilution gain included in (income) loss from equity method investments on the issuance of capital stock by BK Brasil Operacao E Assesoria A Restaurantes S.A. (“Brazil JV”), one of our equity method investees. This issuance of capital stock reduced our ownership interest in the Brazil JV. The dilution gain reflects an adjustment to the difference between the amount of our underlying equity in the net assets of the Brazil JV before and after the issuance of capital stock.

Note 9. Other Accrued Liabilities and Other Liabilities, net

Other accrued liabilities (current) and other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	March 31, 2016	December 31, 2015
Current:
Dividend payable	$131.9	$128.3
Interest payable	82.9	63.1
Accrued compensation and benefits	26.3	62.5
Taxes payable - current	102.6	46.9
Deferred income - current	29.4	33.5
Closed property reserve	13.4	14.0
Restructuring and other provisions	11.7	13.5
Derivatives liabilities - current	6.3	—
Other	75.1	79.5

Other accrued liabilities	$479.6	$441.3

Noncurrent:
Unfavorable leases	$318.9	$322.0
Taxes payable - noncurrent	250.3	236.7
Accrued pension	80.0	80.2
Derivatives liabilities - noncurrent	157.0	47.3
Lease liability - noncurrent	28.9	29.5
Deferred income - noncurrent	26.3	23.7
Other	57.1	56.5

Other liabilities, net	$918.5	$795.9

Note 10. Long-Term Debt

Long-term debt consists of the following (in millions):

		As of
	Maturity dates	March 31, 2016	December 31, 2015
Term Loan Facility	December 12, 2021	$5,084.8	$5,097.7
2015 Senior Notes	January 15, 2022	1,250.0	1,250.0
2014 Senior Notes	April 1, 2022	2,250.0	2,250.0
Tim Hortons Notes	various	42.0	39.4
Other	N/A	93.2	88.5
Less: unamortized discount and deferred financing costs		(215.1)	(224.3)

Total debt, net		8,504.9	8,501.3
Less: current maturities of debt		(39.3)	(39.0)

Total long-term debt		$8,465.6	$8,462.3

As of March 31, 2016 and December 31, 2015, unamortized discount included $41.3 million and $43.2 million, respectively, related to our secured term loans (the “Term Loan Facility”) under our credit agreement dated May 22, 2015 (the “2015 Amended Credit Agreement”).

As of March 31, 2016, deferred financing costs included $125.7 million related to the Term Loan Facility, $8.6 million related to our first lien senior secured notes (the “2015 Senior Notes”) and $39.5 million related to our second lien senior secured notes (the “2014 Senior Notes”). As of December 31, 2015, deferred financing costs included $131.3 million related to the Term Loan Facility, $9.0 million related to the 2015 Senior Notes and $40.8 million related to the 2014 Senior Notes. Deferred financing costs are amortized over the term of the debt into interest expense using the effective interest method. The amortization of deferred financing costs included in interest expense, net was $7.8 million for the three months ended March 31, 2016 and $4.8 million for the three months ended March 31, 2015.

Revolving Credit Facility

As of March 31, 2016, we had no amounts outstanding under the revolving credit facility available under the 2015 Amended Credit Agreement (the “Revolving Credit Facility”). Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, to fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability under this facility by the cumulative amount of outstanding letters of credit. As of March 31, 2016, we had $4.2 million of letters of credit issued against the Revolving Credit Facility and our borrowing availability was $495.8 million.

Interest Expense, net

Interest expense, net consists of the following (in millions):

	Three Months Ended March 31,
	2016	2015
Term Loan Facility	$51.8	$75.8
2015 Senior Notes	14.5	—
2014 Senior Notes	33.7	33.8
Tim Hortons Notes	0.4	1.9
Amortization of deferred financing costs and debt issuance discount	9.7	7.0
Capital lease obligations	4.8	5.1
Other	0.8	0.9
Interest income	(0.6)	(1.4)

Interest expense, net	$115.1	$123.1

Note 11. Income Taxes

Our effective tax rate was 21.9% for the three months ended March 31, 2016. The effective tax rate during this period was primarily a result of the mix of income from multiple tax jurisdictions, partially offset by the favorable impact from intercompany financing.

Our effective tax rate was 50.0% for the three months ended March 31, 2015. The effective tax rate during this period was primarily due to the revaluation of certain monetary assets and liabilities as a result of changes in foreign currency exchange rates which had an unfavorable impact of approximately 19%. To a lesser extent the rate for the quarter was unfavorably impacted by certain non-deductible transactions costs. The remainder of the effective rate is primarily based on the mix of income from multiple tax jurisdictions.

Note 12. Shareholders’ Equity

Noncontrolling Interests

Noncontrolling interests represent equity interests in consolidated subsidiaries that are not attributable to us. The holders of Partnership exchangeable units held an economic interest of approximately 50.0% and 50.9% in Partnership common equity through the ownership of 227,365,646 and 233,739,648 Partnership exchangeable units as of March 31, 2016 and December 31, 2015, respectively.

Pursuant to the terms of the partnership agreement, each holder of a Partnership exchangeable unit is entitled to distributions from Partnership in an amount equal to any dividends or distributions that we declare and pay with respect to our common shares. Distributions declared by Partnership on Partnership exchangeable units were $31.9 million during the three months ended March 31, 2016. Additionally, each holder of a Partnership exchangeable unit is entitled to vote in respect of matters on which holders of our common shares are entitled to vote through one special voting share of the Company. Since December 12, 2015, the one year anniversary of the effective date of the Transactions, each holder of a Partnership exchangeable unit may require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one common share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership, in our sole discretion, to deliver a cash payment in lieu of our common shares. If we elect to make a cash payment in lieu of issuing common shares, the amount of the payment will be the weighted average trading price of the common shares on the New York Stock Exchange for the 20 consecutive trading days ending on the last business day prior to the exchange date.

During the three months ended March 31, 2016, Partnership received exchange notices representing 6,374,002 Partnership exchangeable units. Pursuant to the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued Company common shares. The exchanges represented increases in our ownership interest in Partnership and were accounted for as equity transactions, with no gain or loss recorded in the condensed consolidated statement of operations. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit is automatically deemed cancelled concurrently with such exchange.

Partnership issued preferred units to us in connection with the Transactions and our issuance of Class A 9.0% cumulative compounding perpetual voting preferred shares of the Company (the “Preferred Shares”). Under the terms of the partnership agreement, Partnership will make a preferred unit distribution to us in amounts equal to (i) dividends we pay on the Preferred Shares and (ii) in the event we redeem the Preferred Shares, the redemption amount of the Preferred Shares. Although the Partnership preferred units and related distributions eliminate in consolidation, they affect the amount of net income (loss) attributable to noncontrolling interests that we report. Net income (loss) attributable to noncontrolling interests represents the noncontrolling interests’ portion of (a) Partnership net income (loss) for the period less (b) preferred unit dividends accrued by Partnership.

The noncontrolling interest recognized in connection with the Restaurant VIEs of Tim Hortons was $4.5 million and $0.7 million at March 31, 2016 and December 31, 2015, respectively.

We adjust net income (loss) in our condensed consolidated statements of operations to exclude the noncontrolling interests’ proportionate share of results of operations. Also, we present the proportionate share of equity attributable to the noncontrolling interests as a separate component of shareholders’ equity within our condensed consolidated balance sheets.

Accumulated Other Comprehensive Income (Loss)

The following table displays the change in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	AOCI
Balances at December 31, 2015	$318.0	$(12.3)	$(1,039.4)	$(733.7)
Foreign currency translation adjustment	—	—	649.4	649.4
Net change in fair value of derivatives, net of tax	(283.0)	—	—	(283.0)
Amounts reclassified to earnings of cash flow hedges, net of tax	(0.1)	—	—	(0.1)
Amortization of prior service (credits) costs, net of tax	—	(0.4)	—	(0.4)
Amortization of actuarial (gains) losses, net of tax	—	0.1	—	0.1
Other comprehensive income attributable to noncontrolling interests	148.8	(0.2)	(349.6)	(201.0)

Balances at March 31, 2016	$183.7	$(12.8)	$(739.6)	$(568.7)

The following table displays the reclassifications out of AOCI (in millions):

		Amounts Reclassified from AOCI
	Affected Line Item in the	Three Months Ended March 31,
Details about AOCI Components	Statements of Operations	2016	2015
Gains (losses) on cash flow hedges:
Interest rate derivative contracts	Interest expense, net	$(3.5)	$—
Interest rate derivative contracts	Other operating expenses (income), net	—	(4.9)
Forward-currency contracts	Cost of sales	3.6	2.8

	Total before tax	0.1	(2.1)
	Income tax (expense) benefit	—	0.6

	Net of tax	$0.1	$(1.5)

Defined benefit pension:
Amortization of prior service credits (costs)	SG&A (a)	0.7	0.7
Amortization of actuarial gains (losses)	SG&A (a)	(0.1)	(0.7)

	Total before tax	0.6	—
	Income tax (expense) benefit	(0.3)	—

	Net of tax	$0.3	$—
Total reclassifications	Net of tax	$0.4	$(1.5)

(a)	Refers to selling, general and administrative expenses in the condensed consolidated statements of operations.

Note 13. Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments and derivatives designated as net investment hedges as well as their location on our condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 (in millions):

		Fair Value Measurements		Fair Value Measurements
		at March 31, 2016		at December 31, 2015
	Balance Sheet Location	(Level 2)	Total	(Level 2)	Total
Assets:
Derivatives designated as cash flow hedges
Foreign currency	Trade and notes receivable, net	$—	$—	$6.6	$6.6
Derivatives designated as net investment hedges
Foreign currency	Other assets, net	616.6	616.6	830.9	830.9

Total assets at fair value		$616.6	$616.6	$837.5	$837.5

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	Other liabilities, net	$91.6	$91.6	$40.9	$40.9
Foreign currency	Other accrued liabilities	6.3	6.3	—	—
Derivatives designated as net investment hedges
Foreign currency	Other liabilities, net	65.4	65.4	6.3	6.3

Total liabilities at fair value		$163.3	$163.3	$47.2	$47.2

Our derivatives are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty.

At March 31, 2016 and December 31, 2015, the fair value of our variable rate term debt and bonds was estimated at $8.7 billion, compared to a principal carrying amount of $8.6 billion. The fair value of our variable rate term debt and bonds was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy.

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill, the Tim Hortons brand, the Burger King brand and other intangible assets.

Note 14. Derivative Instruments

Disclosures about Derivative Instruments and Hedging Activities

We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges, derivatives designated as net investment hedges and those utilized as economic hedges. We use derivatives to manage exposure to fluctuations in interest rates and currency exchange rates. See Note 13 for fair value measurements of our derivative instruments.

Interest Rate Swaps – Outstanding as of March 31, 2016

During May 2015, we entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on $2,500.0 million of our Term Loan Facility beginning May 28, 2015, through the expiration of the final swap on March 31, 2021. The notional value of the swaps is $2,500.0 million. There are six sequential interest rate swaps to achieve the hedged position. Each year on March 31, the existing interest rate swap is scheduled to expire and be immediately replaced with a new interest rate swap until the expiration of the final swap on March 31, 2021. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Interest Rate Swaps – Settled During 2015

The following derivative instruments were settled during May 2015. During November 2014, we entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments associated with our Term Loan Facility beginning April 1, 2015, through the expiration of the final swap on March 31, 2021. The initial notional value of the swaps was $6,733.1 million, which initially aligned with the outstanding principal balance of the Term Loan Facility as of April 1, 2015, and was to be reduced quarterly in accordance with the principal repayments of the Term Loan Facility. There were six sequential interest rate swaps to achieve the hedged position. Each year on March 31, the existing interest rate swap was scheduled to expire and be immediately replaced with a new interest rate swap until the expiration of the arrangement on March 31, 2021. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value were recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness were recognized in earnings. During the first quarter of 2015, we temporarily discontinued hedge accounting on the entire balance of these interest rate swaps as a result of a $42.7 million mandatory prepayment of our Term Loan Facility as well as changes to forecasted cash flows, and settled $42.7 million of these instruments equal to the amount of the mandatory prepayment of our Term Loan Facility. During this same period, of the remaining $6,690.4 million of notional outstanding, we re-designated $5,690.4 million of notional amount as a cash flow hedge for hedge accounting and $1,000.0 million of notional amount was not designated for hedge accounting and as such changes in fair value on this portion of the interest rate swaps were recognized in earnings. During April 2015, in order to offset the cash flows associated with our $1,000.0 million notional value receive-variable, pay-fixed interest rate swap that was not designated for hedge accounting, we entered into a pay-variable, receive-fixed mirror interest rate swap with a notional value of $1,000.0 million and a maturity date of March 31, 2021.

The following derivative instruments were also settled during May 2015. During October 2014, we entered into a series of receive-variable, pay-fixed interest rate swaps with a combined initial notional value of $6,750.0 million that was amortized each quarter at the same rate of the Term Loan Facility. To offset the cash flows associated with these interest rate swaps, in November 2014 we entered into a series of receive-fixed, pay-variable mirror interest rate swaps with a combined initial notional value of $6,750.0 million that was amortized each quarter at the same rate of the Term Loan Facility. For all of these derivative instruments, each year on March 31, the existing interest rate swap was scheduled to expire and be immediately replaced with a new interest rate swap until the expiration of the arrangement on March 31, 2021. These interest rate swaps were not designated for hedge accounting and as such changes in fair value were recognized in earnings.

In connection with the interest rate swaps settled during May 2015, we paid $36.2 million. The net unrealized loss remaining in AOCI totaled $84.6 million at the date of settlement and is being reclassified into interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of March 31, 2016 that we expect to be reclassified into interest expense within the next 12 months is $12.6 million.

Cross-Currency Rate Swaps

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we may, from time to time, hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. We have designated cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically offset by movements in the fair value of our cross currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.

At March 31, 2016, we had outstanding cross-currency rate swaps in which we pay quarterly between 4.802% and 7.002% on a tiered payment structure per annum on the Canadian dollar notional amount of C$5,641.7 million and receive quarterly between 3.948% and 6.525% on a tiered payment structure per annum on the U.S. dollar notional amount of $5,000.0 million through the maturity date of March 31, 2021. At inception, these derivative instruments were not designated for hedge accounting and, as such, changes in fair value were initially recognized in earnings. Beginning with the closing of the Transactions on December 12, 2014, we designated these cross-currency rate swaps as hedges and began accounting for these derivative instruments as net investment hedges.

At March 31, 2016, we also had outstanding a cross-currency rate swap in which we pay quarterly fixed-rate interest payments on the Euro notional amount of €1,107.8 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional amount of $1,200.0 million through the maturity date of March 31, 2021. At inception, this cross-currency rate swap was designated as a hedge and is accounted for as a net investment hedge.

During the three months ended March 31, 2015, we terminated our cross-currency rate swaps entered into prior to the Transactions with an aggregate notional value of $315.0 million. In connection with this termination, we received $52.1 million, which is reflected as a source of cash provided by investing activities in the condensed consolidated statement of cash flows for the three months ended March 31, 2015. The net unrealized gains totaled $31.8 million as of the termination date. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations. At inception, these cross-currency rate swaps were designated as a hedge and were accounted for as net investment hedges. A total notional value of $115.0 million of these swaps were contracts to exchange quarterly fixed-rate interest payments we make in Euros for quarterly fixed-rate interest payments we receive in U.S. dollars and had an original maturity of October 19, 2016. A total notional value of $200.0 million of these swaps were contracts to exchange quarterly floating-rate interest payments we make in Euros based on EURIBOR for quarterly floating-rate interest payments we receive in U.S. dollars based on LIBOR and had an original maturity of September 28, 2017. These cross-currency rate swaps also required the exchange of Euros and U.S. dollar principal payments upon maturity.

Foreign Currency Exchange Contracts

We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee made by our Canadian Tim Hortons operations. At March 31, 2016, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $174.6 million with maturities to June 2017. We have designated these instruments as cash flow hedges, and as such, the effective portion of unrealized changes in market value are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

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

The following tables present the required quantitative disclosures for our derivative instruments (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (effective portion)
	Three Months Ended March 31,
	2016	2015
Derivatives designated as cash flow hedges:
Forward-starting interest rate swaps	$(51.0)	$(83.0)
Forward-currency contracts	$(9.1)	$9.7
Derivatives designated as net investment hedges:
Cross-currency rate swaps	$(274.1)	$454.3

Classification on Condensed Consolidated Statements of Operations	Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended March 31,
	2016	2015
Interest expense, net	$(3.5)	$—
Other operating expenses (income), net	$—	$(4.9)
Cost of sales	$3.6	$2.8

	Gain (Loss) Recognized in Other Operating Expenses (Income), net
	Three Months Ended March 31,
	2016	2015
Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$(8.5)
Forward-currency contracts	$—	$2.1
Ineffectiveness of cash flow hedges:
Interest rate swaps	$—	$(1.6)

Note 15. Franchise and Property Revenues

Franchise and property revenues consist of the following (in millions):

	Three Months Ended
	March 31,
	2016	2015
Franchise royalties	$227.8	$215.8
Property revenues	171.3	178.5
Franchise fees and other revenue	28.9	39.5

Franchise and property revenues	$428.0	$433.8

Note 16. Other Operating Expenses (Income), net

Other operating expenses (income), net consist of the following (in millions):

	Three Months Ended
	March 31,
	2016	2015
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$15.3	$0.5
Litigation settlements and reserves, net	0.7	1.6
Net losses (gains) on derivatives	—	12.9
Net losses (gains) on foreign exchange	24.1	22.5
Other, net	0.7	0.1

Other operating expenses (income), net	$40.8	$37.6

Net losses (gains) on disposal of assets, restaurant closures and refranchisings for the three months ended March 31, 2016 primarily reflects losses in connection with sales of Company restaurants, or “refranchisings” in our TH business.

Net losses (gains) on derivatives for the three months ended March 31, 2015 is primarily due to changes in fair value related to interest rate swaps not designated for hedge accounting. These interest rate swaps were settled during May 2015.

Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.

Note 17. Variable Interest Entities

VIEs for Which We Are the Primary Beneficiary

At March 31, 2016, December 31, 2015 and March 31, 2015, we consolidated 119, 141 and 258 Restaurant VIEs, respectively, where TH is the restaurants’ primary beneficiary and Advertising VIEs. During the three months ended March 31, 2016, sales and operating costs and expenses associated with Restaurant VIEs were $32.5 million and $31.4 million, respectively, prior to consolidation adjustments. During the three months ended March 31, 2015, sales and operating costs and expenses associated with Restaurant VIEs were $61.6 million and $60.4 million, respectively, prior to consolidation adjustments.

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

Note 18. Segment Reporting

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

We have two operating segments: (1) TH, which includes all operations of our Tim Hortons brand, and (2) BK, which includes all operations of our Burger King brand. We also determined that our two operating segments represent our reportable segments.

Revenues by operating segment consist of the following (in millions):

	Three Months Ended
	March 31,
	2016	2015
Revenues:
TH	$657.8	$683.7
BK	260.7	249.6

Total revenues	$918.5	$933.3

Total revenues in Canada were $581.2 million during the three months ended March 31, 2016, and $604.6 million during the three months ended March 31, 2015. Total revenues outside of Canada were $337.3 million during the three months ended March 31, 2016, and $328.7 million during the three months ended March 31, 2015. Total revenues in the United States were $229.5 million during the three months ended March 31, 2016, and $231.8 million during the three months ended March 31, 2015. Only Canada and the United States represented 10% or more of our total revenues in each period presented.

Our measure of segment income is Adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest, (gain) loss on early extinguishment of debt, taxes, depreciation and amortization, adjusted to exclude the impact of share-based compensation and non-cash incentive compensation expense, other operating expenses (income), net, (income) loss from equity method investments, net of cash distributions received from equity method investments, and all other specifically identified items that management believes do not directly reflect our core operations. Adjusted EBITDA assists management in comparing segment performance by removing the impact of such items, including acquisition accounting impact on cost of sales, TH transaction and restructuring costs, and integration costs. A reconciliation of segment income to net income consists of the following (in millions):

	Three Months Ended
	March 31,
	2016	2015
Segment Income:
TH	$227.8	$184.4
BK	180.0	170.7

Adjusted EBITDA	407.8	355.1
Share-based compensation and non-cash incentive compensation expense	7.9	13.9
Acquisition accounting impact on cost of sales	—	1.8
TH transaction and restructuring costs	—	28.0
Integration costs	2.2	—
Impact of equity method investments (a)	(15.7)	0.9
Other operating expenses (income), net	40.8	37.6

EBITDA	372.6	272.9
Depreciation and amortization	42.0	48.8

Income from operations	330.6	224.1
Interest expense, net	115.1	123.1
(Gain) loss on early extinguishment of debt	—	(0.3)
Income tax expense	47.2	50.7

Net income	$168.3	$50.6

(a)	Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 19. Subsequent Event

Dividends

On April 4, 2016, we paid a cash dividend of $0.14 per common share to common shareholders of record on March 3, 2016. On such date, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.14 per exchangeable unit to holders of record on March 3, 2016. On April 1, 2016, we paid a cash dividend of $0.98 per Preferred Share, for a total dividend of $67.5 million, to the holder of the Preferred Shares. The dividend on the Preferred Shares included the amount due for the first calendar quarter of 2016.

On April 27, 2016, our board of directors declared a cash dividend of $0.15 per common share, which will be paid on July 6, 2016, to common shareholders of record on May 16, 2016. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.15 per exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above. On April 27, 2016, our board of directors declared a cash dividend of $0.98 per Preferred Share, for a total dividend of $67.5 million which will be paid to the holder of the Preferred Shares on July 5, 2016. The dividend on the Preferred Shares includes the amount due for the second calendar quarter of 2016.

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

Results for 2015 have been retrospectively adjusted to reflect the final purchase price allocation for Tim Hortons.

We are the sole general partner of Partnership. As a result of our controlling interest, we consolidate the financial results of Partnership and record noncontrolling interests for the portion of Partnership we do not own in our condensed consolidated financial statements. Net income (loss) attributable to noncontrolling interests on the condensed consolidated statements of operations represent the portion of earnings or loss attributable to the economic interest in Partnership owned by the holders of the noncontrolling interests. As sole general partner, we manage all of Partnership’s operations and activities in accordance with the partnership agreement of Partnership (the “partnership agreement”).

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements” of this report.

The following discussion includes information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws as described in further detail under “Special Note Regarding Forward-Looking Statements” that is set forth below. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed in the “Special Note Regarding Forward-Looking Statements” below. In addition, please refer to the risks set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities on February 26, 2016, for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results. Other than as required under the U.S. Federal securities laws or the Canadian securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the fiscal year and our key business measures, as discussed below, may decrease for any future period. Unless the context otherwise requires, all references in this section to “RBI,” “the Company,” “we,” “us,” or “our” are to the Company and its subsidiaries, collectively. Unless otherwise stated, comparable sales growth and sales growth are presented on a system-wide basis, which means that these measures include sales at both restaurants owned by us (“Company restaurants”) and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on franchise sales. System-wide results are driven primarily by our franchise restaurants, as approximately 100% of current Tim Hortons and Burger King system-wide restaurants are franchised.

Overview

We are a Canadian corporation originally formed on August 25, 2014 to serve as the indirect holding company for Tim Hortons and its consolidated subsidiaries and Burger King Worldwide and its consolidated subsidiaries. We are one of the world’s largest quick service restaurant (“QSR”) companies with over 19,000 restaurants in approximately 100 countries and U.S. territories as of March 31, 2016 and over 110 years of combined brand heritage. Our Tim Hortons® and Burger King® brands have similar franchised business models with complementary daypart mixes. Our two iconic brands are managed independently while benefitting from global scale and sharing of best practices.

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

As discussed in Note 18 to the accompanying unaudited condensed consolidated financial statements, we have two operating and reportable segments: (1) Tim Hortons (“TH”) and (2) Burger King (“BK”).

Tim Hortons’ first quarter of fiscal year 2015 began December 29, 2014 and ended March 29, 2015. The change to a calendar quarter end of March 31 in 2016 did not have a material impact on our results of operations or key financial measures.

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

Recent Events and Factors Affecting Comparability

Integration Costs

In connection with the implementation of initiatives to integrate the back-office processes of TH and BK to enhance efficiencies, we incurred $2.2 million related to these initiatives during the three months ended March 31, 2016, primarily consisting of professional fees.

TH Transaction and Restructuring Costs

In connection with the Transactions and a series of post-closing transactions during 2015 that resulted in changes to our legal and capital structure, we incurred certain non-recurring selling, general and administrative expenses during the three months ended March 31, 2015, consisting of the following:

•	Financing, legal and advisory fees, share-based compensation expense due to accelerated vesting of equity awards as a result of the Transactions and integration costs related to a realignment of our global structure to better accommodate the needs of the combined business, totaling $17.0 million; and

•	Severance benefits, other compensation costs and training expenses of approximately $11.0 million, related to a restructuring plan we implemented following the Transactions, which resulted in work force reductions throughout our TH business.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Tabular amounts in millions of U.S. dollars unless noted otherwise.

Consolidated

	Three Months Ended		Variance
	March 31,		$	%
	2016	2015	Favorable / (Unfavorable)
Revenues:
Sales	$490.5	$499.5	$(9.0)	(1.8)%
Franchise and property revenues	428.0	433.8	(5.8)	(1.3)%

Total revenues	918.5	933.3	(14.8)	(1.6)%
Cost of sales	388.2	433.2	45.0	10.4%
Franchise and property expenses	104.2	129.1	24.9	19.3%
Selling, general and administrative expenses	73.2	111.0	37.8	34.1%
(Income) loss from equity method investments	(18.5)	(1.7)	16.8	NM
Other operating expenses (income), net	40.8	37.6	(3.2)	(8.5)%

Total operating costs and expenses	587.9	709.2	121.3	NM

Income from operations	330.6	224.1	106.5	47.5%
Interest expense, net	115.1	123.1	8.0	6.5%
(Gain) loss on early extinguishment of debt	—	(0.3)	0.3	NM

Income before income taxes	215.5	101.3	114.2	112.7%
Income tax expense	47.2	50.7	3.5	6.9%

Net income	168.3	50.6	117.7	232.6%

Net income (loss) attributable to noncontrolling interests	50.8	(9.8)	60.6	NM
Preferred shares dividend	67.5	68.7	(1.2)	1.7%

Net income (loss) attributable to common shareholders	$50.0	$(8.3)	58.3	NM

NM – Not meaningful

	Three Months Ended March 31,
FX Impact Favorable/(Unfavorable)	2016	2015 (a)
Total revenues	$(70.5)	$(14.5)
Cost of sales	35.0	—
Franchise and property expenses	7.1	1.2
Selling, general and administrative expenses	2.3	1.7
Income from operations	(26.3)	(24.2)
Net income	(20.3)	(24.0)
Adjusted EBITDA	(28.7)	(14.8)

(a)	FX Impact for 2015 is only for BK Segment.

	Three Months Ended
	March 31,
Key Business Metrics	2016	2015
System-wide sales growth
TH	7.9%	8.1%
BK	10.0%	9.6%
System-wide sales
TH	$1,424.7	$1,459.5
BK	$4,236.8	$4,023.9
Comparable sales growth
TH	5.6%	5.3%
BK	4.6%	4.6%
System Net Restaurant Growth (NRG)
TH (b)	25	41
BK	5	15
Restaurant count at period end
TH (b)	4,438	4,299
BK	15,008	14,387
System	19,446	18,686

(b)	Restaurant count excludes 411 and 425 limited service kiosks as of March 31, 2016 and 2015, respectively. NRG excludes limited service kiosks for the three months ended March 31, 2016 and 2015. Commencing in the fourth quarter of 2015, we revised our presentation of restaurant counts to exclude limited service kiosks, with the revision applied retrospectively to the earliest period presented to provide period-to-period comparability.

Comparable Sales Growth

TH global system comparable sales growth of 5.6% during the three months ended March 31, 2016 reflects continued strength in beverages and grilled wraps as well as successful product launches.

BK global system comparable sales growth of 4.6% during the three months ended March 31, 2016 reflects successful product launches and promotions.

Sales and Cost of Sales

Sales include TH supply chain sales and sales from Company restaurants. TH supply chain sales represent sales of products, supplies and restaurant equipment, other than equipment sales related to initial restaurant establishment or renovations that are shipped directly from our warehouses or by third-party distributors to restaurants or retailers, as well as sales to retailers. Sales from Company restaurants, including sales by our consolidated TH Restaurant VIEs (see Note 2 to the accompanying condensed consolidated financial statements for additional information on Restaurant VIEs), represent restaurant-level sales to our guests.

Cost of sales includes costs associated with the management of our TH supply chain, including cost of goods, direct labor and depreciation, as well as the cost of goods delivered by third-party distributors to the restaurants for which we manage the supply chain logistics, and for products sold through retailers. Cost of sales also includes food, paper and labor costs of Company restaurants, which are principally costs incurred by our consolidated TH Restaurant VIEs.

During the three months ended March 31, 2016, the decrease in sales was driven primarily by an unfavorable FX impact of $43.8 million, partially offset by increases, excluding FX impact, in our TH segment of $30.9 million and in our BK segment of $3.9 million.

During the three months ended March 31, 2016, the decrease in cost of sales was driven primarily by a favorable FX impact of $35.0 million and a decrease, excluding FX impact, in our TH segment of $11.8 million, partially offset by an increase, excluding FX impact, in our BK segment of $1.8 million.

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

During the three months ended March 31, 2016, the decrease in franchise and property revenues was driven by an unfavorable FX impact of $26.7 million, partially offset by increases, excluding FX impact, in our BK segment of $16.0 million and in our TH segment of $4.9 million.

During the three months ended March 31, 2016, the decrease in franchise and property expenses was attributable to decreases of $14.2 million in our TH segment and $3.6 million in our BK segment, excluding FX impact, and a favorable FX impact of $7.1 million.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended		Variance
	March 31,		$	%
	2016	2015	Favorable / (Unfavorable)
Selling expenses	$1.4	$4.8	$3.4	70.8%

Management general and administrative expenses	56.8	59.9	3.1	5.2%
Share-based compensation and non-cash incentive compensation expense	7.9	13.9	6.0	43.2%
Depreciation and amortization	4.9	4.4	(0.5)	(11.4)%
TH transaction and restructuring costs	—	28.0	28.0	NM
Integration costs	2.2	—	(2.2)	NM

Total general and administrative expenses	71.8	106.2	34.4	32.4%

Selling, general and administrative expenses	$73.2	$111.0	$37.8	34.1%

NM – Not meaningful

Selling expenses consist primarily of Company restaurant advertising fund contributions. The decrease in selling expenses for the three months ended March 31, 2016 was primarily a result of a decrease in advertising fund contributions from TH Restaurant VIEs driven by a decrease in the number of Restaurant VIEs from the prior year period.

Management general and administrative expenses (“Management G&A”) are comprised primarily of salary and employee related costs for our non-restaurant employees, professional fees, information technology systems, and general overhead for our corporate offices. The decrease in Management G&A for the three months ended March 31, 2016 was driven primarily by decreases in salaries and benefits in our TH segment and favorable FX impact.

During the three months ended March 31, 2016, the decrease in share-based compensation and non-cash incentive compensation expense was due primarily to the non-recurrence of $8.4 million related to the remeasurement of liability-classified stock options to fair value in the prior year period, partially offset by additional share-based awards granted during 2016 and 2015. During 2015, we modified a portion of liability-classified awards that resulted in a change in classification of the awards from liability to equity and as such these modified awards are no longer being revalued after the modification date.

(Income) Loss from Equity Method Investments

(Income) loss from equity method investments reflects our share of investee net income or loss. (Income) loss from equity method investments is considered to be an integrated part of our business operations, and is therefore included in operating income.

During the three months ended March 31, 2016, we recorded an $11.6 million increase to the carrying value of our investment balance and a noncash dilution gain included in (income) loss from equity method investments on the issuance of capital stock by Burger King France SAS (“France JV”), one of our equity method investees. This issuance of capital stock reduced our ownership interest in the France JV. The dilution gain reflects an adjustment to the difference between the amount of our underlying equity in the net assets of the France JV before and after the issuance of capital stock. Similarly, during the three months ended March 31, 2015, we recorded a $10.9 million increase to the carrying value of our investment balance and a noncash dilution gain included in (income) loss from equity method investments on the issuance of capital stock by BK Brasil Operacao E Assesoria A Restaurantes S.A. (“Brazil JV”), one of our equity method investees. This issuance of capital stock reduced our ownership interest in the Brazil JV. The dilution gain reflects an adjustment to the difference between the amount of our underlying equity in the net assets of the Brazil JV before and after the issuance of capital stock. The increase in income from equity method investments from the prior year period is driven primarily by net income from BK equity method investments.

Other Operating Expenses (Income), net

Our other operating expenses (income), net were comprised of the following:

	Three Months Ended
	March 31,
	2016	2015
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$15.3	$0.5
Litigation settlements and reserves, net	0.7	1.6
Net losses (gains) on derivatives	—	12.9
Net losses (gains) on foreign exchange	24.1	22.5
Other, net	0.7	0.1

Other operating expenses (income), net	$40.8	$37.6

Net losses (gains) on disposal of assets, restaurant closures and refranchisings for the three months ended March 31, 2016 primarily reflects losses in connection with refranchisings in our TH business.

Net losses (gains) on derivatives for the three months ended March 31, 2015 is primarily due to changes in fair value related to interest rate swaps not designated for hedge accounting. These interest rate swaps were settled during May 2015.

Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.

Interest Expense, net

Our interest expense, net and weighted average interest rate on our long-term debt were as follows:

	Three Months Ended
	March 31,
	2016	2015
Interest expense, net	$115.1	$123.1
Weighted average interest rate on long-term debt	5.1%	5.2%

During the three months ended March 31, 2016, interest expense, net decreased compared to the three months ended March 31, 2015 primarily due to a decrease in outstanding debt as a result of term loan prepayments in May 2015 and a reduction in our weighted average interest rate.

Income Tax Expense

Our effective tax rate was 21.9% for the three months ended March 31, 2016. The effective tax rate during this period was primarily a result of the mix of income from multiple tax jurisdictions, partially offset by the favorable impact from intercompany financing.

Our effective tax rate was 50.0% for the three months ended March 31, 2015. The higher effective tax rate during this period was primarily due to the revaluation of certain monetary assets and liabilities as a result of changes in foreign currency exchange rates which had an unfavorable impact of approximately 19%. To a lesser extent, the effective tax rate for the quarter was unfavorably impacted by certain non-deductible transactions costs. The remainder of the effective tax rate was primarily based on the mix of income from multiple tax jurisdictions.

Net Income

We reported net income of $168.3 million for the three months ended March 31, 2016, compared to net income of $50.6 million for the three months ended March 31, 2015, primarily as a result of an increase in income from operations of $106.5 million, a decrease in interest expense, net of $8.0 million, and a decrease in income tax expense of $3.5 million. The increase in income from operations was driven by a decrease in cost of sales, a decrease in selling, general and administrative expenses, a decrease in franchise and property expenses and an increase in income from equity method investments, partially offset by a decrease in sales, a decrease in franchise and property revenues and an increase in other operating expenses (income), net.

Non-GAAP Reconciliations

The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. EBITDA is defined as earnings (net income or loss) before interest, (gain) loss on early extinguishment of debt, taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding the impact of share-based compensation and non-cash incentive compensation expense, other operating expenses (income), net, (income) loss from equity method investments, net of cash distributions received from equity method investments, and all other specifically identified costs associated with non-recurring projects, including acquisition accounting impact on cost of sales, TH transaction and restructuring costs and integration costs. Adjusted EBITDA is used by management to measure operating performance of the business, excluding specifically identified items that management believes do not directly reflect our core operations, and represents our measure of segment income.

	Three Months Ended		Variance
	March 31,		$	%
	2016	2015	Favorable / (Unfavorable)
Segment income:
TH	$227.8	$184.4	$43.4	23.5%
BK	180.0	170.7	9.3	5.4%

Adjusted EBITDA	407.8	355.1	52.7	14.8%
Share-based compensation and non-cash incentive compensation expense	7.9	13.9	6.0	43.2%
Acquisition accounting impact on cost of sales	—	1.8	1.8	NM
TH transaction and restructuring costs	—	28.0	28.0	NM
Integration costs	2.2	—	(2.2)	NM
Impact of equity method investments (a)	(15.7)	0.9	16.6	NM
Other operating expenses (income), net	40.8	37.6	(3.2)	NM

EBITDA	372.6	272.9	99.7	36.5%
Depreciation and amortization	42.0	48.8	6.8	13.9%

Income from operations	330.6	224.1	106.5	47.5%
Interest expense, net	115.1	123.1	8.0	6.5%
(Gain) loss on early extinguishment of debt	—	(0.3)	0.3	NM
Income tax expense	47.2	50.7	3.5	6.9%

Net income	$168.3	$50.6	$117.7	232.6%

NM – Not meaningful

(a)	Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

The increase in Adjusted EBITDA for the three months ended March 31, 2016 as compared to the prior year period primarily reflects increases in segment income in our TH and BK segments. EBITDA for the three months ended March 31, 2016 increased over the prior year period primarily due to increases in segment income in our TH and BK segments, the non recurrence of TH transaction and restructuring costs, favorable results from the impact of equity method investments, a decrease in share-based compensation and non-cash incentive compensation, and the non recurrence of acquisition accounting impact on cost of sales, partially offset by an increase in other operating expenses (income), net and integration costs recognized in the current period.

Results of Operations for TH Segment for the Three Months Ended March 31, 2016 and 2015

	Three Months Ended		Variance
	March 31,		Favorable / (Unfavorable)
	2016	2015	$	%
Sales and cost of sales (a):
Sales	$467.3	$480.1	$(12.8)	(2.7)%
Cost of sales	369.6	416.3	46.7	11.2%
Franchise and property:
Franchise and property revenues	190.5	203.6	(13.1)	(6.4)%
Franchise and property expenses	72.1	92.9	20.8	22.4%
Segment SG&A (b)	16.2	27.1	10.9	40.2%
Segment depreciation and amortization (c)	25.1	32.6	7.5	23.0%
Segment income (d)	227.8	184.4	43.4	23.5%
FX Impact Favorable/(Unfavorable)
Total revenues	$(61.7)	n/a
Cost of sales	34.9	n/a
Franchise and property expenses	6.6	n/a
SG&A	2.2	n/a
Segment income	(21.5)	n/a

(a)	Includes Restaurant VIEs.
(b)	Segment selling, general and administrative expenses (“Segment SG&A”) consists of segment selling expenses and management general and administrative expenses.
(c)	Segment depreciation and amortization consists of depreciation and amortization included in cost of sales and franchise and property expenses.
(d)	Segment income for the three months ended March 31, 2016 includes $2.8 million of cash distributions received from equity method investments. Segment income for the three months ended March 31, 2015 excludes $1.8 million of acquisition accounting impact on cost of sales and includes $2.6 million of cash distributions received from equity method investments.

Sales and Cost of Sales

During the three months ended March 31, 2016, the decrease in sales was driven primarily by an unfavorable FX impact of $43.7 million and a decrease in Company restaurant revenue, excluding FX impact, of $25.0 million driven primarily by the conversion of Restaurant VIEs to franchise restaurants, partially offset by an increase in supply chain sales, excluding FX impact, of $55.9 million driven by system-wide sales growth of 7.9% and retail sales.

During the three months ended March 31, 2016, the decrease in cost of sales was driven primarily by a favorable FX impact of $34.9 million and a decrease in Company restaurant cost of sales, excluding FX impact, of $21.7 million driven primarily by the conversion of Restaurant VIEs to franchise restaurants. These decreases were partially offset by an increase in supply chain cost of sales, excluding FX impact, of $9.9 million driven by an increase in supply chain sales as described above, partially offset by cost savings derived from effective cost management.

Franchise and Property

During the three months ended March 31, 2016, the decrease in franchise and property revenues was driven by an unfavorable FX impact of $18.0 million and a decrease in franchise fees and other revenue, excluding FX impact, of $10.5 million driven by a decrease in sales of equipment packages due to a reduction in the number of restaurant openings compared to the prior year period. The decrease was partially offset by an increase in royalties and property revenues, excluding FX impact, of $15.4 million driven primarily by NRG of 139 restaurants during the trailing twelve-month period, comparable sales growth, and new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of converting Restaurant VIEs to franchise restaurants.

During the three months ended March 31, 2016, the decrease in franchise and property expenses of $14.2 million, excluding FX impact, was driven primarily by a decrease in the costs related to sale of equipment packages due to a reduction in the number of restaurant openings compared to the prior year period and a favorable FX impact of $6.6 million.

Segment SG&A

During the three months ended March 31, 2016, segment SG&A decreased primarily due to a decrease in salaries and benefits and favorable FX impact.

Segment Income

During the three months ended March 31, 2016, segment income increased primarily due to an increase in sales net of cost of sales, an increase in franchise and property revenues net of expenses, and a decrease in segment SG&A.

Results of Operations for BK Segment for the Three Months Ended March 31, 2016 and 2015

	Three Months Ended		Variance
	March 31,		Favorable / (Unfavorable)
	2016	2015	$	%
Sales and cost of sales:
Sales	$23.2	$19.4	$3.8	19.6%
Cost of sales	18.6	16.9	(1.7)	(10.1)%
Franchise and property:
Franchise and property revenues	237.5	230.2	7.3	3.2%
Franchise and property expenses	32.1	36.2	4.1	11.3%
Segment SG&A	42.0	37.6	(4.4)	(11.7)%
Segment depreciation and amortization	12.0	11.8	(0.2)	(1.7)%
Segment income	180.0	170.7	9.3	5.4%
FX Impact Favorable/(Unfavorable)
Total revenues	$(8.8)	$(14.5)
Cost of sales	0.1	—
Franchise and property expenses	0.5	1.2
Segment SG&A	0.1	1.7
Segment income	(7.2)	(14.8)

Franchise and Property

During the three months ended March 31, 2016, franchise and property revenues, excluding FX impact, increased primarily due to an increase of $18.0 million in franchise royalties driven primarily by NRG of 621 restaurants during the trailing twelve-month period and comparable sales growth. During the three months ended March 31, 2016, franchise and property revenues had an $8.7 million unfavorable FX impact.

During the three months ended March 31, 2016, franchise and property expenses decreased primarily due to a decrease in rent expense related to leases that were assigned to franchisees during 2015, a decrease in bad debt expense, and a $0.5 million favorable FX impact.

Segment SG&A

During the three months ended March 31, 2016, segment SG&A increased primarily due to an increase in salary and benefits.

Segment Income

During the three months ended March 31, 2016, segment income increased primarily due to an increase in franchise and property revenues net of expenses and an increase in sales net of cost of sales, partially offset by an increase in segment SG&A.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility (as defined below). We have used, and may in the future use, our liquidity to make required interest and/or principal payments, to pay Preferred Share (as defined below) dividends, to repurchase our common shares, to repurchase Partnership exchangeable units, to voluntarily prepay and repurchase our or one of our affiliate’s outstanding debt, to fund our investing activities and to pay dividends on our common shares. As a result of our borrowings, we are highly leveraged. Our liquidity requirements are significant, primarily due to debt service and the cash dividend requirements of our Preferred Shares.

At March 31, 2016, we had cash and cash equivalents of $825.9 million and working capital of $363.3 million. In addition, at March 31, 2016, we had borrowing availability of $495.8 million under our Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, Preferred Share dividends, debt service requirements and capital spending over the next twelve months.

At March 31, 2016, approximately 25% of our consolidated cash and cash equivalents balances were held in tax jurisdictions other than Canada and the U.S. Undistributed earnings of our foreign subsidiaries for periods prior to the Transactions are considered indefinitely reinvested for U.S. income tax purposes. Subsequent to the Transactions, we record a deferred tax liability for earnings of foreign subsidiaries with U.S. parent companies when such amounts are not considered permanently reinvested and would be subject to tax in the U.S. upon repatriation of cash.

Debt Instruments and Debt Service Requirements

Our long-term debt is comprised primarily of borrowings under our 2015 Amended Credit Agreement, amounts outstanding under our 2015 Senior Notes, 2014 Senior Notes and Tim Hortons Notes (each defined below), and obligations under capital leases. For further information about our long-term debt, see Note 10 to the accompanying unaudited condensed consolidated financial statements included in this report.

2015 Amended Credit Agreement

As of March 31, 2016, there was $5,084.8 million outstanding principal amount of secured term loans (the “Term Loan Facility”) under our credit agreement dated May 22, 2015 (the “2015 Amended Credit Agreement”). As of March 31, 2016, the interest rate was 3.75% on our Term Loan Facility. Based on the amounts outstanding under the Term Loan Facility and the three-month LIBOR rate as of March 31, 2016, subject to a floor of 1.00%, required debt service for the next twelve months is estimated to be approximately $193.5 million in interest payments and $34.4 million in principal payments. In addition, as of March 31, 2016, net cash settlements that we expect to pay on our $2,500.0 million interest rate swap are estimated to be approximately $11.1 million for the next twelve months.

As of March 31, 2016, we had no amounts outstanding under the revolving credit facility available under the 2015 Amended Credit Agreement (the “Revolving Credit Facility”). Funds available under the Revolving Credit Facility for future borrowings may be used to repay other debt, finance debt or share repurchases, acquisitions, capital expenditures and other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing capacity under this facility by the cumulative amount of outstanding letters of credit. As of March 31, 2016, we had $4.2 million of letters of credit issued against the Revolving Credit Facility and our borrowing availability was $495.8 million.

2015 Senior Notes

Two of our subsidiaries (the “Borrowers”) are parties to an indenture dated as of May 22, 2015 (the “2015 Senior Notes Indenture”) in connection with the issuance of $1,250.0 million of 4.625% first lien senior secured notes due January 15, 2022 (the “2015 Senior Notes”). The 2015 Senior Notes bear interest at a rate of 4.625% per annum and are payable semi-annually on January 15 and July 15 of each year. At March 31, 2016, we had outstanding $1,250.0 million of 2015 Senior Notes. Based on the amount outstanding at March 31, 2016, required debt service for the next twelve months on the 2015 Senior Notes is $57.8 million in interest payments. No principal payments are due until maturity.

2014 Senior Notes

The Borrowers are parties to an indenture dated as of October 8, 2014 (the “2014 Senior Notes Indenture”) in connection with the issuance of $2,250.0 million of 6.00% second lien senior secured notes due April 1, 2022 (the “2014 Senior Notes”). The 2014 Senior Notes bear interest at a rate of 6.00% per annum, payable semi-annually on April 1 and October 1 of each year. At March 31, 2016, we had outstanding $2,250.0 million of 2014 Senior Notes. Based on the amount outstanding at March 31, 2016, required debt service for the next twelve months on the 2014 Senior Notes is $135.0 million in interest payments. No principal payments are due until maturity.

Tim Hortons Notes

At March 31, 2016, we had notes outstanding with the following carrying values and terms: (i) C$48.0 million of 4.20% Senior Unsecured Notes, Series 1, due June 1, 2017, (ii) C$2.6 million of 4.52% Senior Unsecured Notes, Series 2, due December 1, 2023 and (iii) C$3.9 million of 2.85% Senior Unsecured Notes, Series 3, due April 1, 2019 (collectively, the “Tim Hortons Notes”). Based on the amounts outstanding at March 31, 2016, required debt service for the next twelve months on the Tim Hortons Notes is C$2.2 million in interest payments. No principal payments are due until maturity.

As of March 31, 2016, we were in compliance with all covenants of the 2015 Amended Credit Agreement, the 2015 Senior Notes Indenture, the 2014 Senior Notes Indenture and the indenture governing the Tim Hortons Notes, and there were no limitations on our ability to draw on our Revolving Credit Facility.

Preferred Shares

In connection with the Transactions, Berkshire Hathaway Inc. (“Berkshire”) and the Company entered into a Securities Purchase Agreement (the “Security Purchase Agreement”) pursuant to which National Indemnity Company, a wholly owned subsidiary of Berkshire, purchased for an aggregate purchase price of $3,000.0 million, (a) 68.5 million Class A 9.0% cumulative compounding perpetual voting preferred shares of the Company (the “Preferred Shares”) and (b) a warrant (the “Warrant”) to purchase common shares of the Company, at an exercise price of $0.01 per common share of the Company, representing 1.75% of the fully-diluted common shares of the Company as of the closing of the Transactions, including the common shares of the Company issuable upon the exercise of the Warrant, upon the terms and subject to the conditions set forth therein. On December 15, 2014, National Indemnity Company exercised the Warrant in full and received 8,438,225 common shares of the Company. Our articles provide that the maximum number of Preferred Shares that we are authorized to issue is limited to 68,530,939 Preferred Shares, which is the number of Preferred Shares issued to National Indemnity Company in connection with the Transactions.

Dividend Entitlements

The holders of the Preferred Shares are entitled to receive, as and when declared by our board of directors, cumulative cash dividends at an annual rate of 9.0% on the amount of the purchase price per Preferred Share, payable quarterly in arrears (“regular quarterly dividends”). Such dividends accrue daily on a cumulative basis, whether or not declared by our board of directors. If any such dividend or make-whole dividend is not paid in full on the scheduled payment date or the required payment date, as applicable (the unpaid portion, “past due dividends”), additional cash dividends (“additional dividends”) shall accrue daily on a cumulative basis on past due dividends at an annual rate of 9.0%, compounded quarterly, whether or not such additional dividends are declared by our board of directors, until the date the same are declared by our board of directors and paid in cash to the holders of the Preferred Shares. While our board of directors has declared, and we have paid, regular quarterly dividends on our Preferred Shares every quarter since the three months ended March 31, 2015, the board can elect not to declare such dividends in the future and, in such event, additional dividends will accrue on any past due dividends as set forth above.

Redemption

The Preferred Shares may be redeemed at our option, in whole or in part, at any time on and after the third anniversary of their original issuance on the closing date of the Transactions. After the tenth anniversary of the original issue date, holders of not less than a majority of the outstanding Preferred Shares may cause us to redeem the Preferred Shares at a 109.9% premium, or a redemption price of $48.109657 per Preferred Share (the “Call Amount”), plus accrued and unpaid dividends and unpaid make-whole dividends. Holders of Preferred Shares also hold a contingently exercisable option to cause us to redeem their Preferred Shares at the redemption price in the event of a change in control.

Cash Dividends

On April 4, 2016, we paid a dividend of $0.14 per common share and Partnership made a distribution in respect of each Partnership exchangeable unit in the amount of $0.14 per exchangeable unit. On April 1, 2016, we paid a dividend of $0.98 per Preferred Share, for a total of $67.5 million, which included the amount due for the first calendar quarter of 2016.

On April 27, 2016, our board of directors declared a cash dividend of $0.15 per common share, which will be paid on July 6, 2016, to common shareholders of record on May 16, 2016. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.15 per exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above. On April 27, 2016, our board of directors declared a cash dividend of $0.98 per Preferred Share, for a total dividend of $67.5 million which will be paid to the holder of the Preferred Shares on July 5, 2016. The dividend on the Preferred Shares includes the amount due for the second calendar quarter of 2016.

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

Outstanding Security Data

As of April 20, 2016, we had outstanding 233,151,485 common shares, 68,530,939 Preferred Shares and one special voting share. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of RBI, holders of our common shares vote together as a single class with the Preferred Shares and the special voting share except as otherwise provided by law. For information on share-based compensation and our outstanding equity awards, see Note 19 to our audited consolidated financial statements in Part II, Item 8 of our Annual Report filed with the SEC and Canadian securities regulatory authorities on February 26, 2016.

There were 227,336,014 Partnership exchangeable units outstanding as of April 20, 2016. Since December 12, 2015, the holders of Partnership exchangeable units have had the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one common share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership, at our sole discretion, to determine to settle any such exchange for a cash payment in lieu of issuing our common shares.

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $183.3 million for the three months ended March 31, 2016, compared to $261.7 million during the same period in the prior year. The decrease in cash provided by operating activities was driven primarily by the prior year reclassification of restricted cash to cash and cash equivalents.

Investing Activities

Cash provided by investing activities was $6.8 million for the three months ended March 31, 2016, compared to cash provided by investing activities of $32.7 million during the same period in the prior year. The change in investing activities was driven primarily by a decrease in proceeds from the settlement of derivative instruments from the prior year, partially offset by a decrease in capital expenditures.

Financing Activities

Cash used for financing activities was $135.9 million for the three months ended March 31, 2016, compared to $1,016.7 million during the same period in the prior year. The decrease in cash used for financing activities was driven primarily by the redemption of a portion of the Tim Hortons Notes and the $42.7 million mandatory prepayment of the Term Loan Facility in the prior year, partially offset by higher dividend payments in the current year.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis and we base our estimates on historical experience and various other assumptions we deem reasonable to the situation. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Volatile credit, equity, foreign currency and energy markets, and declines in consumer spending have increased and may continue to create uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in our estimates could materially impact our results of operations and financial condition in any particular period. For a complete discussion of our critical and significant accounting policies and estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the SEC and Canadian securities regulatory authorities on February 26, 2016.

New Accounting Pronouncements

See Note 3 – New Accounting Pronouncements, in the notes to the accompanying unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the three months ended March 31, 2016 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC and Canadian securities regulatory authorities on February 26, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of March 31, 2016. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

Internal Control Over Financial Reporting

The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Special Note Regarding Forward-Looking Statements

Certain information contained in our Annual Report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; and (ii) certain accounting and tax matters.

These forward looking statements represent management’s expectations as of the date hereof. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (3) the ability of our credit facilities’ and derivatives’ counterparties to fulfill their commitments and/or obligations; (4) the restructuring activities that we have and will continue to implement in connection with the Transactions; and (5) changes in applicable tax laws or interpretations thereof.

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC and Canadian securities regulatory authorities on February 26, 2016, as well as other materials that we from time to time file with, or furnish to, the SEC or file with Canadian securities regulatory authorities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Part II – Other Information

Item 5. Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On January 25, 2016, the Compensation Committee of the board of directors of the Company (the “Compensation Committee”) approved an increase in the base salary and target bonus percentage of Joshua Kobza, our Chief Financial Officer, from $500,000 and 150% to $600,000 and 180%, respectively, as the Compensation Committee determined that this was necessary in order to make his base salary and target bonus percentage competitive for his role as Chief Financial Officer.

On January 25, 2016, the Compensation Committee approved discretionary awards of 250,000 stock options, 125,000 stock options, 150,000 stock options and 150,000 stock options to Daniel Schwartz, Jose Cil, Elias Diaz Sesé and Heitor Gonçalves, respectively, for exemplary performance. The options, which were granted on February 26, 2016, have an exercise price of $33.67 and will cliff vest on February 26, 2021. In addition, the Compensation Committee approved a discretionary award of 350,000 performance based restricted share units to Mr. Kobza for exemplary performance. This award, which was also granted on February 26, 2016, has a three-year performance period and will cliff vest on February 26, 2021. The performance measure for purposes of determining the number of units earned by Mr. Kobza is the Company’s compounded organic adjusted EBITDA growth rate over the performance period. If Mr. Kobza’s employment is terminated (other than due to death or disability) prior to February 26, 2019, he will forfeit the entire award.

On January 25, 2016, the Compensation Committee approved the 2016 Annual Bonus Program on substantially the same terms as the 2015 Annual Bonus Program. The Compensation Committee also approved an umbrella plan which establishes a maximum amount the named executive officers and other persons covered by Section 16(b) of the Exchange Act are eligible to receive as a cash incentive payment under the 2016 Annual Bonus Program for purposes of complying with Section 162(m) of the Internal Revenue Code. The bonus targets approved by the board of directors in connection with the 2016 Annual Bonus Program will serve as a guideline to the Compensation Committee in exercising its negative discretion for determining the actual amount of each executive’s cash incentive payment for 2016, if any.

Pursuant to the Company’s Bonus Swap Program, the Company provides eligible employees, including its named executive officers or NEOs, the ability to invest a portion of their net cash bonus into equity of the Company (“Investment Shares”) and leverage the investment through the issuance of matching restricted stock units (“RSUs”). Under the 2015 Bonus Swap Program, eligible employees were offered an opportunity to use either 25% or 50% (the “Swap Election Percentage”) of their calculated net bonus for 2015 (after deducting an amount based on a theoretical tax rate of 40%) to purchase Investment Shares. Employees who elected to purchase Investment Shares received matching RSUs. The number of matching RSUs that they received depended on their Swap Election Percentage and their level within the organization. All of the Company’s NEOs elected to participate in the 2015 Bonus Swap Program and to purchase Investment Shares. On January 25, 2016, the Compensation Committee approved the grants of matching RSUs to the participants in the 2015 Bonus Swap Program. On February 26, 2016, our NEOs received the following number of matching RSUs: Daniel Schwartz, 57,915; Joshua Kobza, 26,730; Jose Cil, 35,640; Elias Dias Sesé, 44,550; and Heitor Gonçalves, 29,700. The matching RSUs will cliff vest on December 31, 2020. All of the matching RSUs will be forfeited if an NEO’s employment is terminated for any reason (including due to retirement or termination without cause) prior to December 31, 2017. If an NEO sells more than 50% of the Investment Shares before the vesting date, he will forfeit 100% of the matching RSUs. An NEO who sells 50% or less of the Investment Shares before the vesting date will forfeit 50% of the matching RSUs and a proportional amount of the remaining matching RSUs.

On January 25, 2016, the Compensation Committee approved the 2016 Bonus Swap Program on substantially the same terms as the 2015 Bonus Swap Program.

Item 6. Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

Exhibit Number	Description

10.35(a)	Form of Base Matching Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan

10.35(b)	Form of Additional Matching Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan

10.35(c)	Form of Performance Award Agreement under the 2014 Omnibus Incentive Plan

10.35(d)	Form of Stock Option Award Agreement under the 2014 Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESTAURANT BRANDS INTERNATIONAL INC. (Registrant)

Date: April 29, 2016	By:	/s/ Joshua Kobza
		Name:	Joshua Kobza, principal financial officer
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.35(a)	Form of Base Matching Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan

10.35(b)	Form of Additional Matching Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan

10.35(c)	Form of Performance Award Agreement under the 2014 Omnibus Incentive Plan

10.35(d)	Form of Stock Option Award Agreement under the 2014 Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document