Form 10-Q
period 2016-06-30
Restaurant Brands International Inc.
filed 2016-08-04
CIK 1618756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 20, 2016, there were 233,777,402 common shares of the Registrant outstanding.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

PART I — Financial Information

Item 1. Financial Statements

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(unaudited)

	As of
	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$998.1	$757.8
Trade and notes receivable, net of allowance of $13.9 million and $14.2 million, respectively	380.2	422.0
Inventories and other current assets, net	217.5	132.2
Advertising fund restricted assets	44.7	57.5

Total current assets	1,640.5	1,369.5
Property and equipment, net of accumulated depreciation of $413.0 million and $339.3 million, respectively	2,140.5	2,150.6
Intangible assets, net	9,541.2	9,147.8
Goodwill	4,815.7	4,574.4
Net investment in property leased to franchisees	106.5	117.2
Other assets, net	877.4	1,051.6

Total assets	$19,121.8	$18,411.1

LIABILITIES, REDEEMABLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$359.9	$361.5
Other accrued liabilities	473.2	441.3
Gift card liability	131.4	168.5
Advertising fund liabilities	87.3	93.6
Current portion of long term debt and capital leases	94.9	56.1

Total current liabilities	1,146.7	1,121.0
Term debt, net of current portion	8,425.2	8,462.3
Capital leases, net of current portion	211.6	203.4
Other liabilities, net	891.7	795.9
Deferred income taxes, net	1,631.2	1,618.8

Total liabilities	12,306.4	12,201.4

Redeemable preferred shares; $43.775848 par value; 68,530,939 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015	3,297.0	3,297.0
Shareholders’ Equity:
Common shares, no par value; unlimited shares authorized at June 30, 2016 and December 31, 2015; 233,740,606 shares issued and outstanding at June 30, 2016; 225,707,588 shares issued and outstanding at December 31, 2015;	1,923.2	1,824.5
Retained earnings	318.8	245.8
Accumulated other comprehensive income (loss)	(540.4)	(733.7)

Total Restaurant Brands International Inc. shareholders’ equity	1,701.6	1,336.6
Noncontrolling interests	1,816.8	1,576.1

Total shareholders’ equity	3,518.4	2,912.7

Total liabilities, redeemable preferred shares and shareholders’ equity	$19,121.8	$18,411.1

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In millions of U.S. dollars, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Sales	$558.6	$567.8	$1,049.1	$1,067.3
Franchise and property revenues	481.6	474.4	909.6	908.2

Total revenues	1,040.2	1,042.2	1,958.7	1,975.5
Cost of sales	435.8	474.8	824.0	908.0
Franchise and property expenses	114.1	121.7	218.3	250.8
Selling, general and administrative expenses	73.1	102.0	146.3	213.0
(Income) loss from equity method investments	4.5	6.4	(14.0)	4.7
Other operating expenses (income), net	(11.3)	35.2	29.5	72.8

Total operating costs and expenses	616.2	740.1	1,204.1	1,449.3

Income from operations	424.0	302.1	754.6	526.2
Interest expense, net	117.2	123.2	232.3	246.3
(Gain) loss on early extinguishment of debt	—	39.9	—	39.6

Income before income taxes	306.8	139.0	522.3	240.3
Income tax expense	59.2	45.2	106.4	95.9

Net income	247.6	93.8	415.9	144.4

Net income attributable to noncontrolling interests (Note 12)	89.2	15.3	140.0	5.5
Preferred share dividends	67.5	67.5	135.0	136.2

Net income attributable to common shareholders	$90.9	$11.0	$140.9	$2.7

Earnings per common share:
Basic	$0.39	$0.05	$0.61	$0.01
Diluted	$0.38	$0.05	$0.59	$0.01
Weighted average shares outstanding
Basic	233.5	202.4	231.8	202.3
Diluted	470.1	476.4	469.2	476.4
Cash dividends declared per common share	$0.15	$0.10	$0.29	$0.19

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions of U.S. dollars)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$247.6	$93.8	$415.9	$144.4
Foreign currency translation adjustment	21.1	193.1	670.5	(898.7)
Net change in fair value of net investment hedges, net of tax of $(6.9), $25.2, $28.6 and $(42.9)	47.5	(160.1)	(191.1)	226.1
Net change in fair value of cash flow hedges, net of tax of $5.7, $1.9, $21.4 and $21.3	(16.6)	(5.1)	(61.0)	(59.0)
Amounts reclassified to earnings of cash flow hedges, net of tax of $(1.8), $(6.7), $(1.8) and $(7.3)	5.2	17.5	5.1	19.0
Pension and post-retirement benefit plans, net of tax of $0, $0, $0 and $0.1	—	—	—	(0.1)
Amortization of prior service (credits) costs, net of tax of $0.3, $0.3, $0.6 and $0.6	(0.5)	(0.5)	(0.9)	(0.9)
Amortization of actuarial (gains) losses, net of tax of $(0.1), $(0.3), $(0.1) and $(0.6)	—	0.5	0.1	0.9

Other comprehensive income (loss)	56.7	45.4	422.7	(712.7)

Comprehensive income (loss)	304.3	139.2	838.6	(568.3)
Comprehensive income (loss) attributable to noncontrolling interests	117.2	41.0	351.0	(398.6)
Comprehensive income attributable to preferred shareholders	67.5	67.5	135.0	136.2

Comprehensive income (loss) attributable to common shareholders	$119.6	$30.7	$352.6	$(305.9)

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(In millions of U.S. dollars, except per share data)

(unaudited)

	Issued Common Shares		Retained	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Earnings	Income (Loss)	Interest	Total
Balances at December 31, 2015	225.7	$1,824.5	$245.8	$(733.7)	$1,576.1	$2,912.7
Stock option exercises	1.2	10.7	—	—	—	10.7
Share-based compensation	—	15.5	—	—	—	15.5
Issuance of shares	0.2	7.6	—	—	—	7.6
Dividend declared on common shares ($0.29 per share)	—	—	(67.6)	—	—	(67.6)
Dividend equivalents declared on restricted stock units	—	0.3	(0.3)	—	—	—
Distributions declared by Partnership on partnership exchangeable units ($0.29 per unit) (Note 12)	—	—	—	—	(66.0)	(66.0)
Preferred share dividends	—	—	(135.0)	—	—	(135.0)
Exchange of Partnership exchangeable units for RBI common shares	6.6	64.6	—	(18.4)	(46.2)	—
Restaurant VIE contributions	—	—	—	—	1.9	1.9
Net income	—	—	275.9	—	140.0	415.9
Other comprehensive income (loss)	—	—	—	211.7	211.0	422.7

Balances at June 30, 2016	233.7	$1,923.2	$318.8	$(540.4)	$1,816.8	$3,518.4

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$415.9	$144.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85.7	94.7
(Gain) loss on early extinguishment of debt	—	39.6
Amortization of deferred financing costs and debt issuance discount	19.3	15.3
(Income) loss from equity method investments	(14.0)	4.7
Loss (gain) on remeasurement of foreign denominated transactions	19.0	27.5
Amortization of defined benefit pension and postretirement items	(1.2)	(0.1)
Net losses (gains) on derivatives	9.4	46.6
Net losses (gains) on refranchisings and dispositions of assets	9.0	(0.6)
Bad debt expense (recoveries), net	(0.7)	0.7
Share-based compensation expense	16.1	22.5
Acquisition accounting impact on cost of sales	—	0.8
Deferred income taxes	10.5	(83.3)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Reclassification of restricted cash to cash and cash equivalents	—	79.2
Trade and notes receivable	21.4	59.9
Inventories and other current assets	(69.4)	5.0
Accounts and drafts payable	7.4	39.3
Accrued advertising	(15.8)	6.2
Other accrued liabilities	(17.5)	36.9
Other long-term assets and liabilities	10.2	(31.1)

Net cash provided by operating activities	505.3	508.2

Cash flows from investing activities:
Payments for property and equipment	(12.8)	(57.0)
Proceeds from refranchisings, disposition of assets and restaurant closures	13.2	10.7
Return of investment on direct financing leases	8.1	8.0
Settlement of derivatives, net	1.5	11.5
Other investing activities, net	1.8	2.3

Net cash provided by (used for) investing activities	11.8	(24.5)

Cash flows from financing activities:
Proceeds from Senior Notes	—	1,250.0
Repayments of term debt, Tim Hortons Notes and capital leases	(34.6)	(2,592.4)
Payment of financing costs	—	(81.3)
Dividends paid on common shares and preferred shares	(260.2)	(124.5)
Proceeds from stock option exercises	10.7	1.6
Proceeds from issuance of shares	—	2.1
Other financing activities	1.1	(0.7)

Net cash provided by (used for) financing activities	(283.0)	(1,545.2)

Effect of exchange rates on cash and cash equivalents	6.2	(52.8)
Increase (decrease) in cash and cash equivalents	240.3	(1,114.3)
Cash and cash equivalents at beginning of period	757.8	1,803.2

Cash and cash equivalents at end of period	$998.1	$688.9

Supplemental cashflow disclosures:
Interest paid	$199.7	$224.8
Income taxes paid	$76.6	$79.6
Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$8.3	$7.9

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business and Organization

Description of Business

Restaurant Brands International Inc. (the “Company,” “RBI,” “we,” “us” or “our”) was originally formed on August 25, 2014 and continued under the laws of Canada. Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended, the Company is a successor issuer to Burger King Worldwide, Inc. The Company serves as the sole general partner of Restaurant Brands International Limited Partnership (the “Partnership”), the indirect parent of The TDL Group Corp. (f/k/a Tim Hortons ULC and Tim Hortons Inc.), a limited company existing under the laws of British Columbia that franchises and operates quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), and Burger King Worldwide, Inc., a Delaware corporation that franchises and operates fast food hamburger restaurants principally under the Burger King® brand (“Burger King Worldwide”, “Burger King” or “BK”). On December 12, 2014, a series of transactions (the “Transactions”) were completed resulting in Burger King Worldwide and Tim Hortons becoming indirect subsidiaries of the Company and Partnership. We are one of the world’s largest quick service restaurant, or QSR, chains as measured by total number of restaurants. As of June 30, 2016, we franchised or owned 4,464 Tim Hortons restaurants and 15,100 Burger King restaurants, for a total of 19,564 restaurants, in more than 100 countries and U.S. territories worldwide. Approximately 100% of current Tim Hortons and Burger King system-wide restaurants are franchised.

All references to “$” or “dollars” are to the currency of the United States unless otherwise indicated. All references to “C$” or “Canadian dollars” are to the currency of Canada unless otherwise indicated.

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

The following table summarizes the basic and diluted earnings per share calculations (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator - Basic:
Net income attributable to common shareholders	$90.9	$11.0	$140.9	$2.7

Numerator - Diluted:
Net income attributable to common shareholders	$90.9	$11.0	$140.9	$2.7
Add: Net income attributable to noncontrolling interests	88.3	14.3	138.2	3.5

Dilutive net income available to common shareholders and noncontrolling interests	$179.2	$25.3	$279.1	$6.2

Denominator:
Weighted average common shares - basic	233.5	202.4	231.8	202.3
Exchange of noncontrolling interests for common shares (Note 12)	227.2	265.0	228.5	265.0
Effect of other dilutive securities	9.4	9.0	8.9	9.1

Weighted average common shares - diluted	470.1	476.4	469.2	476.4

Basic earnings per share	$0.39	$0.05	$0.61	$0.01
Diluted earnings per share	$0.38	$0.05	$0.59	$0.01
Anti-dilutive share options outstanding	6.4	4.4	6.4	4.4

Note 5. Inventories and Other Current Assets, net

Inventories and other current assets, net consist of the following (in millions):

	As of
	June 30,	December 31,
	2016	2015
Raw materials	$32.4	$22.7
Finished goods	54.3	58.6

Total inventory	86.7	81.3
Refundable and prepaid income taxes	93.9	21.5
Prepaids and other current assets	36.9	29.4

Inventories and other current assets, net	$217.5	$132.2

Note 6. Intangible Assets, net and Goodwill

Intangible assets, net and goodwill consist of the following (in millions):

	As of
	June 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$666.7	$(121.4)	$545.3	$653.0	$(106.8)	$546.2
Favorable leases	449.6	(132.4)	317.2	436.5	(107.5)	329.0

Subtotal	1,116.3	(253.8)	862.5	1,089.5	(214.3)	875.2

Indefinite lived intangible assets:
Tim Hortons brand	$6,568.0	$—	$6,568.0	$6,175.4	$—	$6,175.4
Burger King brand	2,110.7	—	2,110.7	2,097.2	—	2,097.2

Subtotal	8,678.7	—	8,678.7	8,272.6	—	8,272.6

Intangible assets, net			$9,541.2			$9,147.8

Goodwill	$4,815.7			$4,574.4

We recorded amortization expense on intangible assets of $17.8 million for the three months ended June 30, 2016 and $20.1 million for the same period in the prior year. We recorded amortization expense on intangible assets of $36.1 million for the six months ended June 30, 2016 and $39.6 million for the same period in the prior year. The change in the brands and goodwill balances during the six months ended June 30, 2016 was due to the impact of foreign currency translation.

Note 7. Other Assets, net

Other assets, net consist of the following (in millions):

	As of
	June 30,	December 31,
	2016	2015
Derivative assets - noncurrent	$629.8	$830.9
Equity method investments	152.9	139.0
Other assets	94.7	81.7

Other assets, net	$877.4	$1,051.6

Note 8. Equity Method Investments

The aggregate carrying amount of our equity method investments was $152.9 million as of June 30, 2016 and $139.0 million as of December 31, 2015 and is included as a component of other assets, net in our condensed consolidated balance sheets. Below are the names of the entities, country of operation and our equity interest in our significant equity method investments based on the carrying value as of June 30, 2016.

Entity	Country	Equity Interest
TIMWEN Partnership	Canada	50.00%
Carrols Restaurant Group, Inc.	United States	21.35%
Pangaea Foods (China) Holdings, Ltd.	China	27.50%

With respect to our TH business, the most significant equity method investment is our 50% joint-venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. During the three months ended June 30, 2016, TH received $3.1 million in cash distributions and recognized $5.2 million of contingent rent expense associated with this joint venture. During the six months ended June 30, 2016, TH received $5.6 million in cash distributions and recognized $9.6 million of contingent rent expense associated with this joint venture.

The aggregate market value of our equity interest in Carrols Restaurant Group, Inc., based on the quoted market price on June 30, 2016, is approximately $112.0 million. No quoted market prices are available for our remaining equity method investments.

With respect to our BK operations, most of the entities in which we have an equity interest own or franchise BK restaurants. Franchise and property revenue we recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues from affiliates:
Franchise royalties	$31.6	$23.9	$59.3	$44.3
Property revenues	7.6	7.2	14.2	14.2
Franchise fees and other revenue	4.3	2.2	7.9	3.4

Total	$43.5	$33.3	$81.4	$61.9

At June 30, 2016 and December 31, 2015, we had $14.6 million and $23.9 million, respectively, of accounts receivable from our equity method investments which were recorded in trade and notes receivable, net in our condensed consolidated balance sheets.

(Income) loss from equity method investments reflects our share of investee net income or loss. During the six months ended June 30, 2016, we recorded an $11.6 million increase to the carrying value of our investment balance and a noncash dilution gain included in (income) loss from equity method investments on the issuance of capital stock by Burger King France SAS (“France JV”), one of our equity method investees. This issuance of capital stock reduced our ownership interest in the France JV. The dilution gain reflects an adjustment to the difference between the amount of our underlying equity in the net assets of the France JV before and after the issuance of capital stock. Similarly, during the six months ended June 30, 2015, we recorded a $10.9 million increase to the carrying value of our investment balance and a noncash dilution gain included in (income) loss from equity method investments on the issuance of capital stock by BK Brasil Operacao E Assesoria A Restaurantes S.A. (“Brazil JV”), one of our equity method investees. This issuance of capital stock reduced our ownership interest in the Brazil JV. The dilution gain reflects an adjustment to the difference between the amount of our underlying equity in the net assets of the Brazil JV before and after the issuance of capital stock.

Note 9. Other Accrued Liabilities and Other Liabilities, net

Other accrued liabilities (current) and other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	June 30,	December 31,
	2016	2015
Current:
Dividend payable	$136.6	$128.3
Interest payable	62.9	63.1
Accrued compensation and benefits	35.3	62.5
Taxes payable - current	101.2	46.9
Deferred income - current	26.5	33.5
Closed property reserve	11.2	14.0
Restructuring and other provisions	9.2	13.5
Derivatives liabilities - current	6.5	—
Other	83.8	79.5

Other accrued liabilities	$473.2	$441.3

Noncurrent:
Unfavorable leases	$307.0	$322.0
Taxes payable - noncurrent	254.3	236.7
Accrued pension	78.9	80.2
Derivatives liabilities - noncurrent	140.0	47.3
Lease liability - noncurrent	28.0	29.5
Deferred income - noncurrent	25.5	23.7
Other	58.0	56.5

Other liabilities, net	$891.7	$795.9

Note 10. Long-Term Debt

Long-term debt consists of the following (in millions):

	Maturity dates	As of
		June 30,	December 31,
		2016	2015
Term Loan Facility	December 12, 2021	$5,071.9	$5,097.7
2015 Senior Notes	January 15, 2022	1,250.0	1,250.0
2014 Senior Notes	April 1, 2022	2,250.0	2,250.0
Tim Hortons Notes	various	42.2	39.4
Other	N/A	93.5	88.5
Less: unamortized discount and deferred financing costs		(205.9)	(224.3)

Total debt, net		8,501.7	8,501.3
Less: current maturities of debt		(76.5)	(39.0)

Total long-term debt		$8,425.2	$8,462.3

As of June 30, 2016 and December 31, 2015, unamortized discount included $39.5 million and $43.2 million, respectively, related to our secured term loans (the “Term Loan Facility”) under our credit agreement dated May 22, 2015 (the “2015 Amended Credit Agreement”).

As of June 30, 2016, deferred financing costs included $120.1 million related to the Term Loan Facility, $8.2 million related to our first lien senior secured notes (the “2015 Senior Notes”) and $38.1 million related to our second lien senior secured notes (the “2014 Senior Notes”). As of December 31, 2015, deferred financing costs included $131.3 million related to the Term Loan Facility, $9.0 million related to the 2015 Senior Notes and $40.8 million related to the 2014 Senior Notes. Deferred financing costs are amortized over the term of the debt into interest expense using the effective interest method. The amortization of deferred financing costs included in interest expense, net was $7.8 million for the three months ended June 30, 2016 and $6.2 million for the three months ended June 30, 2015. The amortization of deferred financing costs included in interest expense, net was $15.6 million for the six months ended June 30, 2016 and $11.1 million for the six months ended June 30, 2015.

Revolving Credit Facility

As of June 30, 2016, we had no amounts outstanding under the revolving credit facility available under the 2015 Amended Credit Agreement (the “Revolving Credit Facility”). Funds available under the Revolving Credit Facility may be used to repay other debt, to finance debt or share repurchases, to fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability under this facility by the cumulative amount of outstanding letters of credit. As of June 30, 2016, we had $1.5 million of letters of credit issued against the Revolving Credit Facility and our borrowing availability was $498.5 million.

Interest Expense, net

Interest expense, net consists of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Term Loan Facility	$54.1	$69.4	$105.9	$145.2
2015 Senior Notes	14.4	6.3	28.9	6.3
2014 Senior Notes	33.8	33.7	67.5	67.5
Tim Hortons Notes	0.3	0.5	0.7	2.4
Amortization of deferred financing costs and debt issuance discount	9.6	8.3	19.3	15.3
Capital lease obligations	5.0	5.3	9.8	10.4
Other	0.9	0.7	1.7	1.6
Interest income	(0.9)	(1.0)	(1.5)	(2.4)

Interest expense, net	$117.2	$123.2	$232.3	$246.3

Note 11. Income Taxes

Our effective tax rate was 19.3% and 20.4% for the three and six months ended June 30, 2016, respectively. The effective tax rate during these periods was primarily a result of the mix of income from multiple tax jurisdictions, partially offset by the favorable impact from intercompany financing.

Our effective tax rate was 32.5% and 39.9% for the three and six months ended June 30, 2015, respectively. The effective tax rate during these periods was primarily due to the mix of income from multiple tax jurisdictions.

Note 12. Shareholders’ Equity

Noncontrolling Interests

Noncontrolling interests represent equity interests in consolidated subsidiaries that are not attributable to us. The holders of Partnership exchangeable units held an economic interest of approximately 49.3% and 50.9% in Partnership common equity through the ownership of 227,164,977 and 233,739,648 Partnership exchangeable units as of June 30, 2016 and December 31, 2015, respectively.

Pursuant to the terms of the partnership agreement, each holder of a Partnership exchangeable unit is entitled to distributions from Partnership in an amount equal to any dividends or distributions that we declare and pay with respect to our common shares. Distributions declared by Partnership on Partnership exchangeable units were $66.0 million during the six months ended June 30, 2016. Additionally, each holder of a Partnership exchangeable unit is entitled to vote in respect of matters on which holders of our common shares are entitled to vote through one special voting share of the Company. Since December 12, 2015, the one year anniversary of the effective date of the Transactions, each holder of a Partnership exchangeable unit may require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one common share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership, in our sole discretion, to deliver a cash payment in lieu of our common shares. If we elect to make a cash payment in lieu of issuing common shares, the amount of the payment will be the weighted average trading price of the common shares on the New York Stock Exchange for the 20 consecutive trading days ending on the last business day prior to the exchange date.

During the six months ended June 30, 2016, Partnership exchanged 6,574,671 Partnership exchangeable units pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued Company common shares. The exchanges represented increases in our ownership interest in Partnership and were accounted for as equity transactions, with no gain or loss recorded in the condensed consolidated statement of operations. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit is automatically deemed cancelled concurrently with such exchange.

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

The noncontrolling interest recognized in connection with the Restaurant VIEs of Tim Hortons was $4.4 million and $0.7 million at June 30, 2016 and December 31, 2015, respectively.

We adjust net income (loss) in our condensed consolidated statements of operations to exclude the noncontrolling interests’ proportionate share of results of operations. Also, we present the proportionate share of equity attributable to the noncontrolling interests as a separate component of shareholders’ equity within our condensed consolidated balance sheets.

Accumulated Other Comprehensive Income (Loss)

The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	AOCI
Balances at December 31, 2015	$318.0	$(12.3)	$(1,039.4)	$(733.7)
Foreign currency translation adjustment	—	—	670.5	670.5
Net change in fair value of derivatives, net of tax	(252.1)	—	—	(252.1)
Amounts reclassified to earnings of cash flow hedges, net of tax	5.1	—	—	5.1
Amortization of prior service (credits) costs, net of tax	—	(0.9)	—	(0.9)
Amortization of actuarial (gains) losses, net of tax	—	0.1	—	0.1
Other comprehensive income attributable to noncontrolling interests	131.2	—	(360.6)	(229.4)

Balances at June 30, 2016	$202.2	$(13.1)	$(729.5)	$(540.4)

The following table displays the reclassifications out of AOCI (in millions):

		Amounts Reclassified from AOCI
	Affected Line Item in the	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components	Statements of Operations	2016	2015	2016	2015
Gains (losses) on cash flow hedges:
Interest rate derivative contracts	Interest expense, net	$(5.9)	$(5.0)	$(9.4)	$(5.0)
Interest rate derivative contracts	Other operating expenses (income), net	—	(22.7)	—	(27.6)
Forward-currency contracts	Cost of sales	(1.1)	3.5	2.5	6.3

	Total before tax	(7.0)	(24.2)	(6.9)	(26.3)
	Income tax (expense) benefit	1.8	6.7	1.8	7.3

	Net of tax	$(5.2)	$(17.5)	$(5.1)	$(19.0)

Defined benefit pension:
Amortization of prior service credits (costs)	SG&A (a)	0.8	0.7	1.5	1.4
Amortization of actuarial gains (losses)	SG&A (a)	(0.1)	(0.7)	(0.2)	(1.4)

	Total before tax	0.7	—	1.3	—
	Income tax (expense) benefit	(0.2)	—	(0.5)	—

	Net of tax	$0.5	$—	$0.8	$—

Total reclassifications	Net of tax	$(4.7)	$(17.5)	$(4.3)	$(19.0)

(a)	Refers to selling, general and administrative expenses in the condensed consolidated statements of operations.

Note 13. Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments and derivatives designated as net investment hedges, as well as their location on our condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 (in millions):

		Fair Value Measurements		Fair Value Measurements
		at June 30, 2016		at December 31, 2015
	Balance Sheet Location	(Level 2)	Total	(Level 2)	Total
Assets:
Derivatives designated as cash flow hedges
Foreign currency	Trade and notes receivable, net	$0.4	$0.4	$6.6	$6.6
Derivatives designated as net investment hedges
Foreign currency	Other assets, net	629.8	629.8	830.9	830.9

Total assets at fair value		$630.2	$630.2	$837.5	$837.5

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	Other liabilities, net	$110.5	$110.5	$40.9	$40.9
Foreign currency	Other accrued liabilities	6.5	6.5	—	—
Derivatives designated as net investment hedges
Foreign currency	Other liabilities, net	29.5	29.5	6.3	6.3

Total liabilities at fair value		$146.5	$146.5	$47.2	$47.2

Our derivatives are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty.

At June 30, 2016, the fair value of our variable rate term debt and bonds was estimated at $8.7 billion, compared to a principal carrying amount of $8.6 billion. At December 31, 2015, the fair value of our variable rate term debt and bonds was estimated at $8.7 billion, compared to a principal carrying amount of $8.6 billion. The fair value of our variable rate term debt and bonds was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy.

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill, the Tim Hortons brand, the Burger King brand and other intangible assets.

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

Interest Rate Swaps – Outstanding as of June 30, 2016

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

In connection with the interest rate swaps settled during May 2015, we paid $36.2 million. The net unrealized loss remaining in AOCI totaled $84.6 million at the date of settlement and is being reclassified into interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of June 30, 2016 that we expect to be reclassified into interest expense within the next 12 months is $12.6 million.

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

At June 30, 2016, we had outstanding cross-currency rate swaps in which we pay quarterly between 4.802% and 7.002% on a tiered payment structure per annum on the Canadian dollar notional amount of C$5,641.7 million and receive quarterly between 3.948% and 6.525% on a tiered payment structure per annum on the U.S. dollar notional amount of $5,000.0 million through the maturity date of March 31, 2021. At inception, these derivative instruments were not designated for hedge accounting and, as such, changes in fair value were initially recognized in earnings. Beginning with the closing of the Transactions on December 12, 2014, we designated these cross-currency rate swaps as hedges and began accounting for these derivative instruments as net investment hedges.

At June 30, 2016, we also had outstanding a cross-currency rate swap in which we pay quarterly fixed-rate interest payments on the Euro notional amount of €1,107.8 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional amount of $1,200.0 million through the maturity date of March 31, 2021. At inception, this cross-currency rate swap was designated as a hedge and is accounted for as a net investment hedge.

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

Foreign Currency Exchange Contracts

We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee made by our Canadian Tim Hortons operations. At June 30, 2016, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $165.4 million with maturities to September 2017. We have designated these instruments as cash flow hedges, and as such, the effective portion of unrealized changes in market value are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

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

Credit-Risk Related Contingent Features

Our derivative instruments do not contain any credit-risk related contingent features.

The following tables present the required quantitative disclosures for our derivative instruments (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (effective portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Derivatives designated as cash flow hedges:
Forward-starting interest rate swaps	$(21.6)	$(2.9)	$(72.6)	$(85.9)
Forward-currency contracts	$(0.7)	$(4.2)	$(9.8)	$5.5
Derivatives designated as net investment hedges:
Cross-currency rate swaps	$54.4	$(185.3)	$(219.7)	$269.0

Classification on Condensed Consolidated Statements of Operations	Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense, net	$(5.9)	$(5.0)	$(9.4)	$(5.0)
Other operating expenses (income), net	$—	$(22.7)	$—	$(27.6)
Cost of sales	$(1.1)	$3.5	$2.5	$6.3

	Gain (Loss) Recognized in Other Operating Expenses (Income), net
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$(3.9)	$—	$(12.4)
Forward-currency contracts	$—	$0.7	$—	$2.8
Ineffectiveness of cash flow hedges:
Interest rate swaps	$—	$—	$—	$(1.6)

Note 15. Franchise and Property Revenues

Franchise and property revenues consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Franchise royalties	$249.8	$239.2	$477.6	$455.0
Property revenues	198.0	197.5	369.3	376.0
Franchise fees and other revenue	33.8	37.7	62.7	77.2

Franchise and property revenues	$481.6	$474.4	$909.6	$908.2

Note 16. Other Operating Expenses (Income), net

Other operating expenses (income), net consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$1.0	$(3.9)	$16.3	$(3.4)
Litigation settlements and reserves, net	0.9	0.3	1.6	1.9
Net losses (gains) on derivatives	—	25.9	—	38.8
Net losses (gains) on foreign exchange	(12.1)	11.8	12.0	34.3
Other, net	(1.1)	1.1	(0.4)	1.2

Other operating expenses (income), net	$(11.3)	$35.2	$29.5	$72.8

Net losses (gains) on disposal of assets, restaurant closures and refranchisings for the six months ended June 30, 2016 primarily reflects losses in connection with sales of Company restaurants, or “refranchisings” in our TH business.

Net losses (gains) on derivatives for the three and six months ended June 30, 2015 is primarily due to changes in fair value related to interest rate swaps not designated for hedge accounting. These interest rate swaps were settled during May 2015.

Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.

Note 17. Variable Interest Entities

VIEs for Which We Are the Primary Beneficiary

At June 30, 2016, December 31, 2015 and June 30, 2015, we consolidated 110, 141 and 237 Restaurant VIEs, respectively, where TH is the restaurants’ primary beneficiary and Advertising VIEs. During the three months ended June 30, 2016, sales and operating costs and expenses associated with Restaurant VIEs were $33.2 million and $32.1 million, respectively, prior to consolidation adjustments. During the three months ended June 30, 2015, sales and operating costs and expenses associated with Restaurant VIEs were $64.0 million and $62.8 million, respectively, prior to consolidation adjustments. During the six months ended June 30, 2016, sales and operating costs and expenses associated with Restaurant VIEs were $65.7 million and $63.5 million, respectively, prior to consolidation adjustments. During the six months ended June 30, 2015, sales and operating costs and expenses associated with Restaurant VIEs were $125.6 million and $123.2 million, respectively, prior to consolidation adjustments.

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

Revenues by operating segment and country consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues by operating segment:
TH	$759.8	$764.0	$1,417.6	$1,447.7
BK	280.4	278.2	541.1	527.8

Total revenues	$1,040.2	$1,042.2	$1,958.7	$1,975.5

Revenues by country:
Canada	$683.0	$680.4	$1,264.2	$1,285.0
United States	246.3	250.1	475.8	481.9
Other	110.9	111.7	218.7	208.6

Total revenues	$1,040.2	$1,042.2	$1,958.7	$1,975.5

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment Income:
TH	$279.0	$234.9	$506.8	$419.3
BK	200.1	192.9	380.1	363.6

Adjusted EBITDA	479.1	427.8	886.9	782.9
Share-based compensation and non-cash incentive compensation expense	11.3	8.1	19.2	22.0
Acquisition accounting impact on cost of sales	—	(1.0)	—	0.8
TH transaction and restructuring costs	—	27.4	—	55.4
Integration costs	3.8	—	6.0	—
Impact of equity method investments (a)	7.8	10.1	(7.9)	11.0
Other operating expenses (income), net	(11.3)	35.2	29.5	72.8

EBITDA	467.5	348.0	840.1	620.9
Depreciation and amortization	43.5	45.9	85.5	94.7

Income from operations	424.0	302.1	754.6	526.2
Interest expense, net	117.2	123.2	232.3	246.3
(Gain) loss on early extinguishment of debt	—	39.9	—	39.6
Income tax expense	59.2	45.2	106.4	95.9

Net income	$247.6	$93.8	$415.9	$144.4

(a)	Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 19. Subsequent Event

Dividends

On July 6, 2016, we paid a cash dividend of $0.15 per common share to common shareholders of record on May 16, 2016. On such date, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.15 per Partnership exchangeable unit to holders of record on May 16, 2016. On July 5, 2016, we paid a cash dividend of $0.98 per Preferred Share, for a total dividend of $67.5 million, to the holder of the Preferred Shares. The dividend on the Preferred Shares included the amount due for the second calendar quarter of 2016.

On August 3, 2016, our board of directors declared a cash dividend of $0.16 per common share, which will be paid on October 4, 2016, to common shareholders of record on September 6, 2016. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.16 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above. On August 2, 2016, our board of directors declared a cash dividend of $0.98 per Preferred Share, for a total dividend of $67.5 million which will be paid to the holder of the Preferred Shares on October 3, 2016. The dividend on the Preferred Shares includes the amount due for the third calendar quarter of 2016.

Share Repurchase Authorization

On August 2, 2016, our board of directors approved a share repurchase authorization wherein RBI may purchase up to $300 million of our common shares over the next 5 years. Repurchases under the Company’s new authorization will be made in the open market or through privately negotiated transactions.

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

The following discussion includes information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws as described in further detail under “Special Note Regarding Forward-Looking Statements” set forth below. Actual results may differ materially from the results discussed in the forward-looking statements. Please refer to the risks and further discussion in the “Special Note Regarding Forward-Looking Statements” below.

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). However, this Management’s Discussion and Analysis of Financial Condition and Results of Operations also contains certain non-GAAP financial measures to assist readers in understanding our performance. Non-GAAP financial measures either exclude or include amounts that are not reflected in the most directly comparable measure calculated and presented in accordance with GAAP. Where non-GAAP financial measures are used, we have provided the most directly comparable measures calculated in accordance with U.S. GAAP, a reconciliation to GAAP measures and a discussion of the reasons that management believes this information is useful to it and may be useful to investors.

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

Overview

We are a Canadian corporation originally formed on August 25, 2014 to serve as the indirect holding company for Tim Hortons and its consolidated subsidiaries and Burger King Worldwide and its consolidated subsidiaries. We are one of the world’s largest quick service restaurant (“QSR”) companies with over 19,000 restaurants in more than 100 countries and U.S. territories as of June 30, 2016 and over 110 years of combined brand heritage. Our Tim Hortons® and Burger King® brands have similar franchised business models with complementary daypart mixes. Our two iconic brands are managed independently while benefiting from global scale and sharing of best practices.

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

Tim Hortons second quarter of fiscal year 2015 began March 30, 2015 and ended June 28, 2015. Tim Hortons first six months of fiscal year 2015 began December 29, 2014 and ended June 28, 2015. The change to a calendar quarter end of June 30 in 2016 did not have a material impact on our results of operations or key financial measures.

Operating Metrics and Key Financial Measures

We evaluate our restaurants and assess our business based on the following operating metrics and key financial measures:

•	System-wide sales growth refers to the change in sales at all franchise restaurants and Company restaurants in one period from the same period in the prior year.

•	System-wide sales represent sales at all franchise restaurants and Company restaurants. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on a percentage of franchise sales.

•	Comparable sales growth refers to the change in restaurant sales in one period from the same prior year period for restaurants that have been opened for thirteen months or longer.

•	Net restaurant growth (“NRG”) represents the opening of new restaurants (other than limited service kiosks) during a stated period, net of closures. Commencing in the fourth quarter of 2015, we revised our presentation of NRG to exclude limited service kiosks, with the revision applied retrospectively to the earliest period presented to provide period-to-period comparability.

•	Adjusted EBITDA, which represents earnings (net income or loss) before interest, (gain) loss on early extinguishment of debt, taxes, depreciation and amortization, adjusted to exclude specifically identified items that management believes do not directly reflect our core operations. See Non-GAAP Reconciliations.

System-wide sales growth and comparable sales growth are measured on a constant currency basis, which means the results exclude the effect of foreign currency translation (“FX Impact”). For system-wide sales growth and comparable sales growth, we calculate the FX Impact by translating prior year results at current year monthly average exchange rates. For items included in our results of operations, we calculate the FX Impact by translating current year results at prior year monthly average exchange rates. We analyze certain financial measures on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

Recent Events and Factors Affecting Comparability

Integration Costs

In connection with the implementation of initiatives to integrate the back-office processes of TH and BK to enhance efficiencies, we incurred $3.8 million and $6.0 million related to these initiatives during the three and six months ended June 30, 2016, respectively, primarily consisting of professional fees.

TH Transaction and Restructuring Costs

In connection with the Transactions and a series of post-closing transactions during 2015 that resulted in changes to our legal and capital structure, we incurred certain non-recurring selling, general and administrative expenses during the three and six months ended June 30, 2015, respectively, consisting of the following:

•	Financing, legal and advisory fees, share-based compensation expense due to accelerated vesting of equity awards as a result of the Transactions and integration costs related to a realignment of our global structure to better accommodate the needs of the combined business, totaling $16.2 million and $33.2 million during the three and six months ended June 30, 2015, respectively;

•	Severance benefits, other compensation costs and training expenses of approximately $9.0 million and $20.0 million during the three and six months ended June 30, 2015, respectively, related to a restructuring plan we implemented following the Transactions, which resulted in work force reductions throughout our TH business; and

•	Financing, legal and advisory fees totaling $2.2 million during the three and six months ended June 30, 2015, in connection with the issuance of the $1,250.0 million of 4.625% first lien senior secured notes due January 15, 2022 and entry into a first amendment to our credit agreement in May 2015.

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

Tabular amounts in millions of U.S. dollars unless noted otherwise.

Consolidated

	Three Months Ended		Variance		Six Months Ended		Variance
	June 30,		$	%	June 30,		$	%
	2016	2015	Favorable / (Unfavorable)		2016	2015	Favorable / (Unfavorable)
Revenues:
Sales	$558.6	$567.8	$(9.2)	(1.6)%	$1,049.1	$1,067.3	$(18.2)	(1.7)%
Franchise and property revenues	481.6	474.4	7.2	1.5%	909.6	908.2	1.4	0.2%

Total revenues	1,040.2	1,042.2	(2.0)	(0.2)%	1,958.7	1,975.5	(16.8)	(0.9)%
Cost of sales	435.8	474.8	39.0	8.2%	824.0	908.0	84.0	9.3%
Franchise and property expenses	114.1	121.7	7.6	6.2%	218.3	250.8	32.5	13.0%
Selling, general and administrative expenses	73.1	102.0	28.9	28.3%	146.3	213.0	66.7	31.3%
(Income) loss from equity method investments	4.5	6.4	1.9	NM	(14.0)	4.7	18.7	NM
Other operating expenses (income), net	(11.3)	35.2	46.5	NM	29.5	72.8	43.3	NM

Total operating costs and expenses	616.2	740.1	123.9	NM	1,204.1	1,449.3	245.2	NM

Income from operations	424.0	302.1	121.9	40.4%	754.6	526.2	228.4	43.4%
Interest expense, net	117.2	123.2	6.0	4.9%	232.3	246.3	14.0	5.7%
(Gain) loss on early extinguishment of debt	—	39.9	39.9	NM	—	39.6	39.6	NM

Income before income taxes	306.8	139.0	167.8	120.7%	522.3	240.3	282.0	117.4%
Income tax expense	59.2	45.2	(14.0)	(31.0)%	106.4	95.9	(10.5)	(10.9)%

Net income	247.6	93.8	153.8	164.0%	415.9	144.4	271.5	188.0%

Net income attributable to noncontrolling interests	89.2	15.3	73.9	NM	140.0	5.5	134.5	NM
Preferred shares dividend	67.5	67.5	—	0.0%	135.0	136.2	1.2	0.9%

Net income attributable to common shareholders	$90.9	$11.0	$79.9	NM	$140.9	$2.7	$138.2	NM

NM – Not meaningful

	Three Months Ended		Six Months Ended
	June 30,		June 30,
FX Impact Favorable/(Unfavorable)	2016	2015 (a)	2016	2015 (a)
Total revenues	$(39.1)	$(18.9)	$(109.7)	$(33.4)
Cost of sales	18.5	—	53.5	—
Franchise and property expenses	3.8	1.2	10.9	2.4
Selling, general and administrative expenses	0.2	1.8	2.7	3.3
Income from operations	(11.3)	(11.1)	(40.2)	(35.4)
Net income	(9.5)	(11.1)	(71.3)	(33.1)
Adjusted EBITDA	(17.8)	(16.8)	(47.4)	(29.6)

(a)	FX Impact for 2015 is only for BK Segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Key Business Metrics	2016	2015	2016	2015
System-wide sales growth
TH	4.8%	8.4%	6.2%	8.3%
BK	5.9%	11.6%	7.9%	10.6%
System-wide sales
TH	$1,667.9	$1,657.6	$3,092.6	$3,117.1
BK	$4,544.1	$4,406.1	$8,780.9	$8,430.0
Comparable sales growth
TH	2.7%	5.5%	3.9%	5.4%
BK	0.6%	6.7%	2.5%	5.7%
System Net Restaurant Growth (NRG)
TH (b)	26	23	51	64
BK	92	141	97	156
Restaurant count at period end
TH (b)	4,464	4,322	4,464	4,322
BK	15,100	14,528	15,100	14,528
System	19,564	18,850	19,564	18,850

(b)	Restaurant count excludes 420 and 454 limited service kiosks as of June 30, 2016 and 2015, respectively. NRG excludes limited service kiosks for the three and six months ended June 30, 2016 and 2015. Commencing in the fourth quarter of 2015, we revised our presentation of restaurant counts to exclude limited service kiosks, with the revision applied retrospectively to the earliest period presented to provide period-to-period comparability.

Comparable Sales Growth

TH global system comparable sales growth of 2.7% and 3.9% during the three and six months ended June 30, 2016, respectively, reflects impactful new product launches.

BK global system comparable sales growth of 0.6% during the three months ended June 30, 2016, reflects strength in Asia Pacific and Latin America and the Caribbean regions, partially offset by softness in the U.S. and Canada region. BK global system comparable sales growth of 2.5% during the six months ended June 30, 2016, reflects successful product launches and promotions.

Sales and Cost of Sales

Sales include TH supply chain sales and sales from Company restaurants. TH supply chain sales represent sales of products, supplies and restaurant equipment, other than equipment sales related to initial restaurant establishment or renovations that are shipped directly from our warehouses or by third-party distributors to restaurants or retailers, as well as sales to retailers. Sales from Company restaurants, including sales by our consolidated TH Restaurant VIEs (see Note 2 to the accompanying unaudited condensed consolidated financial statements for additional information on Restaurant VIEs), represent restaurant-level sales to our guests.

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

During the three months ended June 30, 2016, the decrease in sales was driven primarily by an unfavorable FX Impact of $23.7 million and a decrease in our BK segment of $5.6 million, partially offset by an increase in our TH segment of $20.1 million.

During the six months ended June 30, 2016, the decrease in sales was driven primarily by an unfavorable FX Impact of $67.6 million and a decrease in our BK segment of $1.6 million, partially offset by an increase in our TH segment of $51.0 million.

During the three months ended June 30, 2016, the decrease in cost of sales was driven primarily by a favorable FX Impact of $18.5 million and decreases in our TH segment of $16.0 million and in our BK segment of $4.5 million.

During the six months ended June 30, 2016, the decrease in cost of sales was driven primarily by a favorable FX Impact of $53.5 million and decreases in our TH segment of $27.8 million and in our BK segment of $2.7 million.

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

During the three months ended June 30, 2016, the increase in franchise and property revenues was driven by increases in our BK segment of $13.5 million and in our TH segment of $9.1 million, partially offset by an unfavorable FX Impact of $15.4 million.

During the six months ended June 30, 2016, the increase in franchise and property revenues was driven by increases in our BK segment of $29.5 million and in our TH segment of $14.0 million, partially offset by an unfavorable FX Impact of $42.1 million.

During the three months ended June 30, 2016, the decrease in franchise and property expenses was attributable to a decrease of $5.5 million in our TH segment and a favorable FX Impact of $3.8 million, partially offset by an increase of $1.7 million in our BK segment.

During the six months ended June 30, 2016, the decrease in franchise and property expenses was attributable to decreases of $19.7 million in our TH segment and $1.9 million in our BK segment and a favorable FX Impact of $10.9 million.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended		Variance		Six Months Ended		Variance
	June 30,		$	%	June 30,		$	%
	2016	2015	Favorable / (Unfavorable)		2016	2015	Favorable / (Unfavorable)
Selling expenses	$1.4	$3.5	$2.1	60.0%	$2.8	$8.3	$5.5	66.3%

Management general and administrative expenses	51.1	58.7	7.6	12.9%	107.9	118.6	10.7	9.0%
Share-based compensation and non-cash incentive compensation expense	11.3	8.1	(3.2)	(39.5)%	19.2	22.0	2.8	12.7%
Depreciation and amortization	5.5	4.3	(1.2)	(27.9)%	10.4	8.7	(1.7)	(19.5)%
TH transaction and restructuring costs	—	27.4	27.4	NM	—	55.4	55.4	NM
Integration costs	3.8	—	(3.8)	NM	6.0	—	(6.0)	NM

Total general and administrative expenses	71.7	98.5	26.8	27.2%	143.5	204.7	61.2	29.9%

Selling, general and administrative expenses	$73.1	$102.0	$28.9	28.3%	$146.3	$213.0	$66.7	31.3%

NM – Not meaningful

Selling expenses consist primarily of Company restaurant advertising fund contributions. The decrease in selling expenses for the three and six months ended June 30, 2016 was primarily a result of a decrease in advertising fund contributions from TH Restaurant VIEs driven by a decrease in the number of Restaurant VIEs from the prior year period.

Management general and administrative expenses (“Management G&A”) are comprised primarily of salary and employee related costs for our non-restaurant employees, professional fees, information technology systems, and general overhead for our corporate offices. The decrease in Management G&A for the three and six months ended June 30, 2016 was driven primarily by decreases in salaries and benefits and favorable FX Impact.

During the three months ended June 30, 2016, the increase in share-based compensation and non-cash incentive compensation expense was due primarily to additional share-based awards granted during 2016 and 2015.

During the six months ended June 30, 2016, the decrease in share-based compensation and non-cash incentive compensation expense was due primarily to the non-recurrence of $8.9 million related to the remeasurement of liability-classified stock options to fair value in the prior year period, partially offset by additional share-based awards granted during 2016 and 2015. During 2015, we modified a portion of liability-classified awards that resulted in a change in classification of the awards from liability to equity and as such these modified awards are no longer being revalued after the modification date.

(Income) Loss from Equity Method Investments

(Income) loss from equity method investments reflects our share of investee net income or loss.

During the six months ended June 30, 2016, we recorded an $11.6 million increase to the carrying value of our investment balance and a noncash dilution gain included in (income) loss from equity method investments on the issuance of capital stock by Burger King France SAS (“France JV”), one of our equity method investees. This issuance of capital stock reduced our ownership interest in the France JV. The dilution gain reflects an adjustment to the difference between the amount of our underlying equity in the net assets of the France JV before and after the issuance of capital stock. Similarly, during the six months ended June 30, 2015, we recorded a $10.9 million increase to the carrying value of our investment balance and a noncash dilution gain included in (income) loss from equity method investments on the issuance of capital stock by BK Brasil Operacao E Assesoria A Restaurantes S.A. (“Brazil JV”), one of our equity method investees. This issuance of capital stock reduced our ownership interest in the Brazil JV. The dilution gain reflects an adjustment to the difference between the amount of our underlying equity in the net assets of the Brazil JV before and after the issuance of capital stock. During the three months ended June 30, 2016, the change in (income) loss from equity method investments from the prior year was not meaningful. During the six months ended June 30, 2016, the increase in income from equity method investments from the prior year period was driven primarily by net income from BK equity method investments.

Other Operating Expenses (Income), net

Our other operating expenses (income), net were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$1.0	$(3.9)	$16.3	$(3.4)
Litigation settlements and reserves, net	0.9	0.3	1.6	1.9
Net losses (gains) on derivatives	—	25.9	—	38.8
Net losses (gains) on foreign exchange	(12.1)	11.8	12.0	34.3
Other, net	(1.1)	1.1	(0.4)	1.2

Other operating expenses (income), net	$(11.3)	$35.2	$29.5	$72.8

Net losses (gains) on disposal of assets, restaurant closures and refranchisings for the six months ended June 30, 2016 primarily reflects losses in connection with refranchisings in our TH business.

Net losses (gains) on derivatives for the three and six months ended June 30, 2015 is primarily due to changes in fair value related to interest rate swaps not designated for hedge accounting. These interest rate swaps were settled during May 2015.

Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.

Interest Expense, net

Our interest expense, net and weighted average interest rate on our long-term debt were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense, net	$117.2	$123.2	$232.3	$246.3
Weighted average interest rate on long-term debt	5.2%	5.3%	5.2%	5.2%

During the three and six months ended June 30, 2016, interest expense, net decreased compared to the prior year periods primarily due to a decrease in outstanding debt as a result of term loan prepayments in May 2015.

Income Tax Expense

Our effective tax rate was 19.3% and 20.4% for the three and six months ended June 30, 2016, respectively. The effective tax rate during these periods was primarily a result of the mix of income from multiple tax jurisdictions, partially offset by the favorable impact from intercompany financing.

Our effective tax rate was 32.5% and 39.9% for the three and six months ended June 30, 2015, respectively. The effective tax rate during these periods was primarily due to the mix of income from multiple tax jurisdictions.

Net Income

We reported net income of $247.6 million for the three months ended June 30, 2016, compared to net income of $93.8 million for the three months ended June 30, 2015, primarily as a result of an increase in income from operations of $121.9 million, the non-recurrence of $39.9 million loss on early extinguishment of debt, and a decrease in interest expense, net of $6.0 million, partially offset by an increase in income tax expense of $14.0 million. The increase in income from operations was primarily driven by a decrease in other operating expenses (income), net, a decrease in cost of sales and a decrease in selling, general and administrative expenses.

We reported net income of $415.9 million for the six months ended June 30, 2016, compared to net income of $144.4 million for the six months ended June 30, 2015, primarily as a result of an increase in income from operations of $228.4 million, the non-recurrence of $39.6 million loss on early extinguishment of debt, and a decrease in interest expense, net of $14.0 million, partially offset by an increase in income tax expense of $10.5 million. The increase in income from operations was primarily driven by a decrease in cost of sales, a decrease in selling, general and administrative expenses, a decrease in other operating expenses (income), net, and a decrease in franchise and property expenses.

Non-GAAP Reconciliations

The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures, which may differ from similar captioned measures of other companies in our industry. We believe that these non-GAAP measures are useful to investors in assessing our operating performance, as it provides them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing these non-GAAP measures, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. EBITDA is defined as earnings (net income or loss) before interest, (gain) loss on early extinguishment of debt, taxes, and depreciation and amortization and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA excluding the non-cash impact of share-based compensation and non-cash incentive compensation expense and (income) loss from equity method investments, net of cash distributions received from equity method investments, as well as other operating expenses (income), net. Other specifically identified costs associated with non-recurring projects are also excluded from Adjusted EBITDA, including acquisition accounting impact on cost of sales, Tim Hortons transaction and restructuring costs and integration costs, each of which is associated with the acquisition of Tim Hortons. Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of operating performance or the performance of an acquired business. Adjusted EBITDA, as defined above, also represents our measure of segment income.

	Three Months Ended		Variance		Six Months Ended		Variance
	June 30,		$	%	June 30,		$	%
	2016	2015	Favorable / (Unfavorable)		2016	2015	Favorable / (Unfavorable)
Segment income:
TH	$279.0	$234.9	$44.1	18.8%	$506.8	$419.3	$87.5	20.9%
BK	200.1	192.9	7.2	3.7%	380.1	363.6	16.5	4.5%

Adjusted EBITDA	479.1	427.8	51.3	12.0%	886.9	782.9	104.0	13.3%
Share-based compensation and non-cash incentive compensation expense	11.3	8.1	(3.2)	(39.5)%	19.2	22.0	2.8	12.7%
Acquisition accounting impact on cost of sales	—	(1.0)	(1.0)	NM	—	0.8	0.8	NM
TH transaction and restructuring costs	—	27.4	27.4	NM	—	55.4	55.4	NM
Integration costs	3.8	—	(3.8)	NM	6.0	—	(6.0)	NM
Impact of equity method investments (a)	7.8	10.1	2.3	NM	(7.9)	11.0	18.9	NM
Other operating expenses (income), net	(11.3)	35.2	46.5	NM	29.5	72.8	43.3	NM

EBITDA	467.5	348.0	119.5	34.3%	840.1	620.9	219.2	35.3%
Depreciation and amortization	43.5	45.9	2.4	5.2%	85.5	94.7	9.2	9.7%

Income from operations	424.0	302.1	121.9	40.4%	754.6	526.2	228.4	43.4%
Interest expense, net	117.2	123.2	6.0	4.9%	232.3	246.3	14.0	5.7%
(Gain) loss on early extinguishment of debt	—	39.9	39.9	NM	—	39.6	39.6	NM
Income tax expense	59.2	45.2	(14.0)	(31.0)%	106.4	95.9	(10.5)	(10.9)%

Net income	$247.6	$93.8	$153.8	164.0%	$415.9	$144.4	$271.5	188.0%

NM – Not meaningful

(a)	Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

The increase in Adjusted EBITDA for the three and six months ended June 30, 2016 as compared to the prior year periods primarily reflects increases in segment income in our TH and BK segments.

EBITDA for the three months ended June 30, 2016 increased over the prior year periods primarily due to increases in segment income in our TH and BK segments, the non-recurrence of TH transaction and restructuring costs, favorable results from other operating expenses (income), net, and favorable results from the impact of equity method investments, partially offset by integration costs recognized in the current period and an increase in share-based compensation and non-cash incentive compensation.

EBITDA for the six months ended June 30, 2016 increased over the prior year periods primarily due to increases in segment income in our TH and BK segments, the non-recurrence of TH transaction and restructuring costs, favorable results from other operating expenses (income), net, favorable results from the impact of equity method investments, and a decrease in share-based compensation and non-cash incentive compensation, partially offset by integration costs recognized in the current period.

Results of Operations for TH Segment for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended		Variance		FX Impact	Variance Excluding FX Impact
	June 30,		Favorable / (Unfavorable)
	2016	2015	$	%	$	$	%
Sales and cost of sales (a):
Sales	$535.5	$539.0	$(3.5)	(0.6)%	$(23.6)	$20.1	3.7%
Cost of sales	415.5	449.8	34.3	7.6%	18.3	16.0	3.6%
Franchise and property:
Franchise and property revenues	224.3	225.0	(0.7)	(0.3)%	(9.8)	9.1	4.0%
Franchise and property expenses	79.6	88.6	9.0	10.2%	3.5	5.5	6.2%
Segment SG&A (b)	15.1	23.0	7.9	34.3%	0.3	7.6	33.0%
Segment depreciation and amortization (c)	26.1	29.6	3.5	11.8%	1.1	2.4	8.1%
Segment income (d)	279.0	234.9	44.1	18.8%	(12.4)	56.5	24.1%

(a)	Includes Restaurant VIEs.
(b)	Segment selling, general and administrative expenses (“Segment SG&A”) consists of segment selling expenses and management general and administrative expenses.
(c)	Segment depreciation and amortization consists of depreciation and amortization included in cost of sales and franchise and property expenses.
(d)	Segment income for the three months ended June 30, 2016 includes $3.3 million of cash distributions received from equity method investments. Segment income for the three months ended June 30, 2015 excludes ($1.0) million of acquisition accounting impact on cost of sales and includes $3.7 million of cash distributions received from equity method investments.

Sales and Cost of Sales

During the three months ended June 30, 2016, our sales results were driven primarily by an increase in supply chain sales of $47.3 million due to system-wide sales growth of 4.8% and retail sales, partially offset by a decrease in Company restaurant revenue of $27.2 million driven primarily by the conversion of Restaurant VIEs to franchise restaurants and unfavorable FX Impact.

During the three months ended June 30, 2016, the decrease in cost of sales was driven primarily by a decrease in Company restaurant cost of sales of $23.1 million primarily due to the conversion of Restaurant VIEs to franchise restaurants and favorable FX Impact. These decreases were partially offset by an increase in supply chain cost of sales of $7.1 million driven by an increase in supply chain sales as described above, partially offset by supply chain cost savings derived from effective cost management.

Franchise and Property

During the three months ended June 30, 2016, our franchise and property revenue results were driven by an increase in royalties and property revenues of $12.8 million primarily due to NRG of 142 restaurants during the trailing twelve-month period, comparable sales growth, and new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of converting Restaurant VIEs to franchise restaurants. These factors were partially offset by a decrease in franchise fees and other revenue of $3.7 million driven primarily by a decrease in sales of equipment packages and unfavorable FX Impact.

During the three months ended June 30, 2016, the decrease in franchise and property expenses was driven primarily by a decrease in the costs related to sale of equipment packages and favorable FX Impact.

Segment SG&A

During the three months ended June 30, 2016, segment SG&A decreased primarily due to a decrease in salaries and benefits and favorable FX Impact.

Segment Income

During the three months ended June 30, 2016, segment income increased primarily due to an increase in sales net of cost of sales, an increase in franchise and property revenues net of expenses, and a decrease in segment SG&A, partially offset by unfavorable FX Impact.

Results of Operations for TH Segment for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended		Variance		FX Impact	Variance Excluding FX Impact
	June 30,		Favorable / (Unfavorable)
	2016	2015	$	%	$	$	%
Sales and cost of sales:
Sales	$1,002.8	$1,019.1	$(16.3)	(1.6)%	$(67.3)	$51.0	5.0%
Cost of sales	785.1	866.1	81.0	9.4%	53.2	27.8	3.2%
Franchise and property:
Franchise and property revenues	414.8	428.6	(13.8)	(3.2)%	(27.8)	14.0	3.3%
Franchise and property expenses	151.7	181.5	29.8	16.4%	10.1	19.7	10.9%
Segment SG&A	31.3	50.1	18.8	37.5%	1.1	17.7	35.3%
Segment depreciation and amortization	51.2	62.2	11.0	17.7%	3.2	7.8	12.5%
Segment income (e)	506.8	419.3	87.5	20.9%	(33.9)	121.4	29.0%

(e)	Segment income for the six months ended June 30, 2016 includes $6.1 million of cash distributions received from equity method investments. Segment income for the six months ended June 30, 2015 excludes $0.8 million of acquisition accounting impact on cost of sales and includes $6.3 million of cash distributions received from equity method investments.

Sales and Cost of Sales

During the six months ended June 30, 2016, our sales results were driven primarily by an increase in supply chain sales of $103.2 million due to system-wide sales growth of 6.2% and retail sales, partially offset by a decrease in Company restaurant revenue of $52.2 million driven primarily by the conversion of Restaurant VIEs to franchise restaurants and unfavorable FX Impact.

During the six months ended June 30, 2016, the decrease in cost of sales was driven primarily by a decrease in Company restaurant cost of sales of $44.8 million primarily due to the conversion of Restaurant VIEs to franchise restaurants and favorable FX Impact. These decreases were partially offset by an increase in supply chain cost of sales of $17.0 million driven by an increase in supply chain sales as described above, partially offset by supply chain cost savings derived from effective cost management.

Franchise and Property

During the six months ended June 30, 2016, our franchise and property revenue results were driven by an increase in royalties and property revenues of $28.2 million primarily due to NRG of 142 restaurants during the trailing twelve-month period, comparable sales growth, and new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of converting Restaurant VIEs to franchise restaurants. These factors were partially offset by a decrease in franchise fees and other revenue of $14.2 million driven by a decrease in sales of equipment packages and unfavorable FX Impact.

During the six months ended June 30, 2016, the decrease in franchise and property expenses was driven primarily by a decrease in the costs related to sale of equipment packages and favorable FX Impact.

Segment SG&A

During the six months ended June 30, 2016, segment SG&A decreased primarily due to a decrease in salaries and benefits and favorable FX Impact.

Segment Income

During the six months ended June 30, 2016, segment income increased primarily due to an increase in sales net of cost of sales, an increase in franchise and property revenues net of expenses, and a decrease in segment SG&A, partially offset by unfavorable FX Impact.

Results of Operations for BK Segment for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended		Variance		FX Impact	Variance Excluding FX Impact
	June 30,		Favorable / (Unfavorable)
	2016	2015	$	%	$	$	%
Sales and cost of sales:
Sales	$23.1	$28.8	$(5.7)	(19.8)%	$(0.1)	$(5.6)	(19.4)%
Cost of sales	20.3	25.0	4.7	18.8%	0.2	4.5	18.0%
Franchise and property:
Franchise and property revenues	257.3	249.4	7.9	3.2%	(5.6)	13.5	5.4%
Franchise and property expenses	34.5	33.1	(1.4)	(4.2)%	0.3	(1.7)	(5.1)%
Segment SG&A	37.4	39.2	1.8	4.6%	(0.2)	2.0	5.1%
Segment depreciation and amortization	11.9	12.0	0.1	0.8%	—	0.1	0.8%
Segment income	200.1	192.9	7.2	3.7%	(5.4)	12.6	6.5%

Franchise and Property

During the three months ended June 30, 2016, our franchise and property revenue results were driven by an increase in royalties of $12.1 million primarily due to NRG of 572 restaurants during the trailing twelve-month period, partially offset by unfavorable FX Impact.

During the three months ended June 30, 2016, franchise and property expenses increased primarily due to an increase in bad debt expense, partially offset by favorable FX Impact.

Segment SG&A

During the three months ended June 30, 2016, segment SG&A decreased primarily due to a decrease in salary and benefits, partially offset by unfavorable FX Impact.

Segment Income

During the three months ended June 30, 2016, segment income increased primarily due to an increase in franchise and property revenues net of expenses and a decrease in segment SG&A, partially offset by decreases in sales net of cost of sales and unfavorable FX Impact.

Results of Operations for BK Segment for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended		Variance		FX Impact	Variance Excluding FX Impact
	June 30,		Favorable / (Unfavorable)
	2016	2015	$	%	$	$	%
Sales and cost of sales:
Sales	$46.3	$48.2	$(1.9)	(3.9)%	$(0.3)	$(1.6)	(3.3)%
Cost of sales	38.9	41.9	3.0	7.2%	0.3	2.7	6.4%
Franchise and property:
Franchise and property revenues	494.8	479.6	15.2	3.2%	(14.3)	29.5	6.2%
Franchise and property expenses	66.6	69.3	2.7	3.9%	0.8	1.9	2.7%
Segment SG&A	79.4	76.8	(2.6)	(3.4)%	(0.1)	(2.5)	(3.3)%
Segment depreciation and amortization	23.9	23.8	(0.1)	(0.4)%	(0.1)	—	0.0%
Segment income	380.1	363.6	16.5	4.5%	(13.5)	30.0	8.3%

Franchise and Property

During the six months ended June 30, 2016, our franchise and property revenue results were driven by an increase in royalties of $30.1 million primarily due to NRG of 572 restaurants during the trailing twelve-month period and comparable sales growth, partially offset by unfavorable FX Impact.

During the six months ended June 30, 2016, franchise and property expenses decreased primarily due to a decrease in rent expense related to leases that were assigned to franchisees during 2015 and favorable FX Impact.

Segment SG&A

During the six months ended June 30, 2016, segment SG&A increased primarily due to an increase in salary and benefits and unfavorable FX Impact.

Segment Income

During the six months ended June 30, 2016, segment income increased primarily due to an increase in franchise and property revenues net of expenses and an increase in sales net of cost of sales, partially offset by an increase in segment SG&A and unfavorable FX Impact.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility (as defined below). We have used, and may in the future use, our liquidity to make required interest and/or principal payments, to pay Preferred Share (as defined below) dividends, to repurchase our common shares, to repurchase Class B exchangeable limited partnership units (“Partnership exchangeable units”), to voluntarily prepay and repurchase our or one of our affiliate’s outstanding debt, to fund our investing activities and to pay dividends on our common shares. As a result of our borrowings, we are highly leveraged. Our liquidity requirements are significant, primarily due to debt service and the cash dividend requirements of our Preferred Shares.

At June 30, 2016, we had cash and cash equivalents of $998.1 million and working capital of $493.8 million. In addition, at June 30, 2016, we had borrowing availability of $498.5 million under our Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, Preferred Share dividends, debt service requirements and capital spending over the next twelve months.

At June 30, 2016, approximately 10% of our consolidated cash and cash equivalents balances were held in tax jurisdictions other than Canada and the U.S. Undistributed earnings of our foreign subsidiaries for periods prior to the Transactions are considered indefinitely reinvested for U.S. income tax purposes. Subsequent to the Transactions, we record a deferred tax liability for earnings of foreign subsidiaries with U.S. parent companies when such amounts are not considered permanently reinvested and would be subject to tax in the U.S. upon repatriation of cash.

On August 2, 2016, our board of directors approved a share repurchase authorization wherein RBI may purchase up to $300 million of our common shares over the next 5 years. Repurchases under the Company’s new authorization will be made in the open market or through privately negotiated transactions.

Debt Instruments and Debt Service Requirements

Our long-term debt is comprised primarily of borrowings under our 2015 Amended Credit Agreement, amounts outstanding under our 2015 Senior Notes, 2014 Senior Notes and Tim Hortons Notes (each as defined below), and obligations under capital leases. For further information about our long-term debt, see Note 10 to the accompanying unaudited condensed consolidated financial statements included in this report.

2015 Amended Credit Agreement

As of June 30, 2016, there was $5,071.9 million outstanding principal amount of secured term loans (the “Term Loan Facility”) under our credit agreement dated May 22, 2015 (the “2015 Amended Credit Agreement”). As of June 30, 2016, the interest rate was 3.75% on our Term Loan Facility. Based on the amounts outstanding under the Term Loan Facility and the three-month LIBOR rate as of June 30, 2016, subject to a floor of 1.00%, required debt service for the next twelve months is estimated to be approximately $192.6 million in interest payments and $34.3 million in principal payments. In addition, as of June 30, 2016, net cash settlements that we expect to pay on our $2,500.0 million interest rate swap are estimated to be approximately $15.2 million for the next twelve months.

As of June 30, 2016, we had no amounts outstanding under the revolving credit facility available under the 2015 Amended Credit Agreement (the “Revolving Credit Facility”). Funds available under the Revolving Credit Facility for future borrowings may be used to repay other debt, finance debt or share repurchases, acquisitions, capital expenditures and other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing capacity under this facility by the cumulative amount of outstanding letters of credit. As of June 30, 2016, we had $1.5 million of letters of credit issued against the Revolving Credit Facility and our borrowing availability was $498.5 million.

2015 Senior Notes

Two of our subsidiaries (the “Borrowers”) are parties to an indenture dated May 22, 2015 (the “2015 Senior Notes Indenture”) in connection with the issuance of $1,250.0 million of 4.625% first lien senior secured notes due January 15, 2022 (the “2015 Senior Notes”). The 2015 Senior Notes bear interest at a rate of 4.625% per annum and are payable semi-annually on January 15 and July 15 of each year. At June 30, 2016, we had outstanding $1,250.0 million of 2015 Senior Notes. Based on the amount outstanding at June 30, 2016, required debt service for the next twelve months on the 2015 Senior Notes is $57.8 million in interest payments. No principal payments are due until maturity.

2014 Senior Notes

The Borrowers are parties to an indenture dated October 8, 2014 (the “2014 Senior Notes Indenture”) in connection with the issuance of $2,250.0 million of 6.00% second lien senior secured notes due April 1, 2022 (the “2014 Senior Notes”). The 2014 Senior Notes bear interest at a rate of 6.00% per annum, payable semi-annually on April 1 and October 1 of each year. At June 30, 2016, we had outstanding $2,250.0 million of 2014 Senior Notes. Based on the amount outstanding at June 30, 2016, required debt service for the next twelve months on the 2014 Senior Notes is $135.0 million in interest payments. No principal payments are due until maturity.

Tim Hortons Notes

At June 30, 2016, we had notes outstanding with the following carrying values and terms: (i) C$48.0 million of 4.20% Senior Unsecured Notes, Series 1, due June 1, 2017, (ii) C$2.6 million of 4.52% Senior Unsecured Notes, Series 2, due December 1, 2023 and (iii) C$3.9 million of 2.85% Senior Unsecured Notes, Series 3, due April 1, 2019 (collectively, the “Tim Hortons Notes”). Based on the amounts outstanding at June 30, 2016, required debt service for the next twelve months on the Tim Hortons Notes is C$2.2 million in interest payments. No principal payments are due until maturity.

As of June 30, 2016, we were in compliance with all covenants of the 2015 Amended Credit Agreement, the 2015 Senior Notes Indenture, the 2014 Senior Notes Indenture and the indenture governing the Tim Hortons Notes, and there were no limitations on our ability to draw on our Revolving Credit Facility.

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

Redemption

The Preferred Shares may be redeemed at our option, in whole or in part, at any time on and after the third anniversary of their original issuance on the closing date of the Transactions. After the tenth anniversary of the original issue date, holders of not less than a majority of the outstanding Preferred Shares may cause us to redeem the Preferred Shares at a 109.9% premium, or a redemption price of $48.109657 per Preferred Share, plus accrued and unpaid dividends and unpaid make-whole dividends. Holders of Preferred Shares also hold a contingently exercisable option to cause us to redeem their Preferred Shares at the redemption price in the event of a change in control.

Cash Dividends

On April 4, 2016, we paid a dividend of $0.14 per common share and Partnership made a distribution in respect of each Partnership exchangeable unit in the amount of $0.14 per Partnership exchangeable unit. On April 1, 2016, we paid a dividend of $0.98 per Preferred Share, for a total of $67.5 million, which included the amount due for the first calendar quarter of 2016.

On July 6, 2016, we paid a dividend of $0.15 per common share and Partnership made a distribution in respect of each Partnership exchangeable unit in the amount of $0.15 per Partnership exchangeable unit. On July 5, 2016, we paid a dividend of $0.98 per Preferred Share, for a total of $67.5 million, which included the amount due for the second calendar quarter of 2016.

On August 3, 2016, our board of directors declared a cash dividend of $0.16 per common share, which will be paid on October 4, 2016, to common shareholders of record on September 6, 2016. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.16 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above. On August 2, 2016, our board of directors declared a cash dividend of $0.98 per Preferred Share, for a total dividend of $67.5 million which will be paid to the holder of the Preferred Shares on October 3, 2016. The dividend on the Preferred Shares includes the amount due for the third calendar quarter of 2016.

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

In addition, because we are a holding company, our ability to pay cash dividends on our common shares may be limited by restrictions under our debt agreements. Although we do not have a dividend policy, our board of directors may, subject to compliance with the covenants contained in our debt agreements and other considerations, determine to pay dividends in the future. We expect to pay all dividends from cash generated from our operations.

Outstanding Security Data

As of July 20, 2016, we had outstanding 233,777,402 common shares, 68,530,939 Preferred Shares and one special voting share. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of RBI, holders of our common shares vote together as a single class with the Preferred Shares and the special voting share, except as otherwise provided by law. For information on share-based compensation and our outstanding equity awards, see Note 19 to our audited consolidated financial statements in Part II, Item 8 of our Annual Report filed with the SEC and Canadian securities regulatory authorities on February 26, 2016.

There were 227,164,247 Partnership exchangeable units outstanding as of July 20, 2016. Since December 12, 2015, the holders of Partnership exchangeable units have had the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one common share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership, at our sole discretion, to determine to settle any such exchange for a cash payment in lieu of issuing our common shares.

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $505.3 million during the six months ended June 30, 2016, compared to $508.2 million during the same period in the prior year. The decrease in cash provided by operating activities was driven by the reclassification of restricted cash to cash and cash equivalents during 2015 and changes in working capital, partially offset by an increase in net income, excluding non-cash adjustments.

Investing Activities

Cash provided by investing activities was $11.8 million for the six months ended June 30, 2016, compared to cash used for investing activities of $24.5 million during the same period in the prior year. The change in investing activities was driven primarily by a decrease in capital expenditures, partially offset by a decrease in proceeds from the settlement of derivative instruments.

Financing Activities

Cash used for financing activities was $283.0 million for the six months ended June 30, 2016, compared to $1,545.2 million during the same period in the prior year. The decrease in cash used for financing activities was driven primarily by the repayment of a portion of the Term Loan Facility, the redemption of a portion of the Tim Hortons Notes and payments of financing costs, partially offset by proceeds from the offering of the 2015 Senior Notes in the prior year and higher dividend payments in the current year.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis and we base our estimates on historical experience and various other assumptions we deem reasonable to the situation. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Volatile credit, equity, foreign currency and energy markets, and declines in consumer spending have increased and may continue to create uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in our estimates could materially impact our results of operations and financial condition in any particular period. For a complete discussion of our critical and significant accounting policies and estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the SEC and Canadian securities regulatory authorities on February 26, 2016.

New Accounting Pronouncements

See Note 3 – New Accounting Pronouncements, in the notes to the accompanying unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the three months ended June 30, 2016 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC and Canadian securities regulatory authorities on February 26, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of June 30, 2016. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

Internal Control Over Financial Reporting

The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC and Canadian securities regulatory authorities on February 26, 2016, as well as other materials that we from time to time file with, or furnish to, the SEC or file with Canadian securities regulatory authorities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Part II – Other Information

Item 5. Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

At the 2016 Annual and Special Meeting of the shareholders of the Company held on June 9, 2016, the shareholders approved amendments to the Company’s 2014 Omnibus Incentive Plan that permit common shares not used to settle awards under prior plans to be used under the 2014 Omnibus Incentive Plan and made other administrative changes. A copy of the Amended and Restated 2014 Omnibus Incentive Plan is attached as Exhibit 10.36 to this report.

Item 6. Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

Exhibit Number	Description

10.36	Restaurant Brands International Inc. Amended and Restated 2014 Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESTAURANT BRANDS INTERNATIONAL INC. (Registrant)

Date: August 4, 2016	By:	/s/ Joshua Kobza
		Name:	Joshua Kobza, principal financial officer
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.36	Restaurant Brands International Inc. Amended and Restated 2014 Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document