Form 10-K
period 2016-12-31
Restaurant Brands International Inc.
filed 2017-02-17
CIK 1618756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2016, computed by reference to the closing price for such stock on the New York Stock Exchange on such date, was $9,112,077,853.

The number of shares outstanding of the registrant’s common shares as of February 9, 2017 was 234,635,326 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the 2017 Annual and Special Meeting of Shareholders, which is to be filed no later than 120 days after December 31, 2016, are incorporated by reference into Part III of this Form 10-K.

RESTAURANT BRANDS INTERNATIONAL INC.

2016 FORM 10-K ANNUAL REPORT

Tim Hortons® and Timbits® are trademarks of Tim Hortons Canadian IP Holdings Corporation. Burger King® and BK® are trademarks of Burger King Corporation. Unless the context otherwise requires, all references to “we”, “us”, “our” and “Company” refer to Restaurant Brands International Inc. and its subsidiaries.

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

Explanatory Note

We are the sole general partner of Restaurant Brands International Limited Partnership (“Partnership”), which is the indirect parent of The TDL Group Corp. (“Tim Hortons”) and Burger King Worldwide, Inc. (“Burger King”). As a result of our controlling interest, we consolidate the financial results of Partnership and record a noncontrolling interest for the portion of Partnership we do not own in our consolidated financial statements. Net income (loss) attributable to noncontrolling interests on the consolidated statements of operations presents the portion of earnings or loss attributable to the economic interest in Partnership owned by the holders of the noncontrolling interests. As sole general partner, we manage all of Partnership’s operations and activities in accordance with the partnership agreement of Partnership (the “partnership agreement”). We have established a conflicts committee composed entirely of “independent directors” (as such term is defined in the partnership agreement) in order to consent to, approve or direct various enumerated actions on behalf of the Company (in its capacity as the general partner of Partnership) in accordance with the terms of the partnership agreement.

Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are a successor issuer to Burger King. Our common shares trade on the New York Stock Exchange and the Toronto Stock Exchange under the ticker symbol “QSR”. In addition, the Class B exchangeable limited partnership units of Partnership (the “Partnership exchangeable units”) are deemed to be registered under section 12(b) of the Exchange Act, and Partnership is subject to the informational requirements of the Exchange Act and the rules and regulations promulgated thereunder. The Partnership exchangeable units trade on the Toronto Stock Exchange under the ticker symbol “QSP”.

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

Part I

Item 1.	Business

Company Overview

We are a Canadian corporation originally formed on August 25, 2014 to serve as the indirect holding company for Tim Hortons and its consolidated subsidiaries and for Burger King and its consolidated subsidiaries. We are one of the world’s largest quick service restaurant (“QSR”) companies with more than $24 billion in system-wide sales and over 20,000 restaurants in more than 100 countries and U.S. territories as of December 31, 2016. Our Tim Hortons® and Burger King® brands have similar franchise business models with complementary daypart mixes. Our two iconic brands are managed independently while benefitting from global scale and sharing of best practices.

Our Tim Hortons Brand

Founded in 1964, Tim Hortons is one of the largest restaurant chains in North America and the largest in Canada. As of December 31, 2016, we owned or franchised a total of 4,613 Tim Hortons restaurants. Of these restaurants, 4,584 were franchised (approximately 100%) and 29 were restaurants owned by us (“Company restaurants”).

Tim Hortons restaurants are quick service restaurants with a menu that includes premium blend coffee, tea, espresso-based hot and cold specialty drinks, fresh baked goods, including donuts, Timbits®, bagels, muffins, cookies and pastries, grilled paninis, classic sandwiches, wraps, soups and more.

Our Tim Hortons (“TH”) business generates revenue from four sources: (i) sales exclusive to Tim Hortons franchisees related to our supply chain operations, including manufacturing, procurement, warehousing and distribution, as well as sales to retailers; (ii) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (iii) property revenues from properties we lease or sublease to franchisees; and (iv) sales at Company restaurants.

Our Burger King Brand

Founded in 1954, Burger King is the world’s second largest fast food hamburger restaurant (“FFHR”) chain as measured by total number of restaurants. As of December 31, 2016, we owned or franchised a total of 15,738 Burger King restaurants in more than 100 countries and U.S. territories. Of these restaurants, 15,667 were franchised (approximately 100%) and 71 were company-owned.

Burger King restaurants are quick service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other affordably-priced food items. Burger King restaurants appeal to a broad spectrum of consumers, with multiple dayparts and product platforms appealing to different customer groups. With over 60 years of operating history, Burger King has developed a scalable and cost-efficient QSR hamburger restaurant model that offers guests fast and delicious food.

Our Burger King (“BK”) business generates revenue from three sources: (i) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (ii) property revenues from properties we lease or sublease to franchisees; and (iii) sales at Company restaurants.

Our Industry

Both of our brands operate in the QSR segment of the restaurant industry. In the United States and Canada, the QSR segment is the largest segment of the restaurant industry and has demonstrated growth over a long period of time. According to The NPD Group, Inc. (“NPD Group”), which prepares and disseminates CREST® data, QSR consumer spending totaled approximately $282 billion in the United States and approximately C$26 billion in Canada for the 12-month period ended November 2016.

Our Tim Hortons brand operates in the donut/coffee/tea category of the QSR segment. According to NPD Group, the donut/coffee/tea category generated customer spending of approximately C$9.3 billion in Canada for the 12-month period ended November 2016, representing 36% of total QSR consumer spending. According to NPD Group, for the 12-month period ended November 2016, Tim Hortons accounted for 29% of the Canadian QSR segment and 82% of the donut/coffee/tea category of the Canadian QSR segment, in each case based on consumer spending.

Our Burger King brand operates in the FFHR category of the QSR segment. According to NPD Group, the FFHR category is the largest category in the QSR segment, generating consumer spending of $77 billion in the United States for the 12-month period ended November 2016, representing 17% of total QSR consumer spending. According to NPD Group, for the 12-month period ended November 2016, Burger King accounted for approximately 12% of total FFHR consumer spending in the United States.

Our Business Strategy

We believe that we have created a financially strong company built upon a foundation of two thriving, independent brands with significant global growth potential and the opportunity to be one of the most efficient franchised QSR operators in the world.

•	Accelerate Global Restaurant Growth. We believe there is an attractive opportunity to grow the Tim Hortons and Burger King brands around the world by expanding our presence in existing markets and entering new markets where the brands are not present today.

•	Enhance Guest Service and Experience at Our Restaurants. Guest satisfaction and providing a positive experience in our restaurants for our guests are integral to the success of our brands. We continue to focus on improving our level of service through comprehensive training, improved restaurant operations, reimaged restaurants and appealing menu options.

•	Increase Restaurant Sales and Profitability. Restaurant sales and profitability are critical to the success of our franchise partners and our ability to grow our brands around the world. We believe that a focus on relevant menu innovation, operational simplification and excellence, compelling marketing communications and investment in a modern image for our restaurant base will allow us to continue to grow the same store sales of our existing restaurants. We are also focused on growing franchisee profitability by leveraging our global scale and using data to benchmark performance and identify areas of focus.

•	Become the Most Efficient Franchised QSR Operator through a Constant Focus on Costs and Sharing Best Practices. We have achieved significant cost efficiencies at TH and BK through a cost management system, which requires departments to budget by estimating and justifying costs and expenditures from a “zero base,” rather than focusing on the prior year’s base. The brands continue to share and leverage best practices, and are supported by a global shared services platform and other non-brand dedicated functions such as finance, human resources, information technology, and legal.

•	Preserve Rich Heritages of Both Brands. Both Tim Hortons and Burger King continue to be managed as independent brands with separately managed franchisee relationships. TH has its brand headquarters in Oakville, Ontario and plays a prominent role in local communities through its work with certain charities such as the Tim Hortons Children’s Foundation and the Timbits Minor Sports Program. The Burger King brand was founded in Miami over 60 years ago, and BK maintains its brand headquarters in Miami, Florida. BK is an active contributor to its local communities with a particular emphasis on education through the Burger King McLamore Foundation.

Our Global Restaurant Operations

Operating Segments

Our business consisted of two segments at December 31, 2016. Our TH business is managed in one segment and our BK business is managed in the other segment. Additional financial information about segments can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 to the accompanying consolidated financial statements.

Of the total number of Tim Hortons restaurants as of December 31, 2016, 82.4% were located in Canada, 14.8% in the U.S. and 2.8% in the Middle East. In the U.S., Tim Hortons restaurants are located in 16 states, concentrated in the Northeast in New York, and in the Midwest in Michigan and Ohio.

Of the total number of Burger King restaurants as of December 31, 2016, 45.5% were located in the U.S. and 54.5% were located in markets outside of the U.S.

As part of our development approach for both TH and BK in the U.S., we have granted limited development rights in specific areas to franchisees in connection with area representative and area development agreements. We expect to enter into similar arrangements in the U.S. in 2017 and beyond. In Canada, we have not granted exclusive or protected areas to any Tim Hortons franchisees, with limited exceptions.

As part of our international growth strategy for Burger King, we have created strategic master franchise joint ventures in a number of markets across Europe, the Middle East and Africa (“EMEA”), Asia Pacific (“APAC”) and Latin America and the Caribbean (“LAC”) and received a meaningful minority equity stake in each joint venture. We have also entered into master franchise and development agreements in a number of markets across EMEA, APAC and LAC. In 2016, we established master franchise joint ventures for Tim Hortons in Great Britain and the Philippines. We will continue to evaluate opportunities to accelerate international development of Tim Hortons and Burger King, including through the establishment of master franchises with exclusive development rights and joint ventures with new and existing franchisees.

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

We manage the advertising funds for both of our brands in the U.S. and Canada, as well as in certain other markets where Burger King has historically operated Company restaurants. However, in many of BK’s international markets, including the markets managed by master franchisees, franchisees make contributions into franchisee-managed advertising funds. As part of our global marketing strategy, we provide Burger King franchisees with advertising support and guidance in order to deliver a consistent global brand message.

Product Development

New product development is a key driver of the long-term success for both of our brands. We believe the development of new products can drive traffic by expanding our customer base, allowing restaurants to expand into new dayparts, and continuing to build brand leadership in food quality and taste. Based on what our guests tell us globally, we drive product innovation in order to satisfy the needs of our guests around the world in the best way. This strategy will continue to be a focus for both brands in 2017 and beyond.

Operations Support

Our operations strategy is designed to deliver best-in-class restaurant operations by Tim Hortons and Burger King franchisees and to improve friendliness, cleanliness, speed of service and overall guest satisfaction. Both of our brands have uniform operating standards and specifications relating to product quality, cleanliness and maintenance of the premises. In addition, Tim Hortons and Burger King restaurants are required to be operated in accordance with quality assurance and health standards which each brand has established, as well as standards set by applicable governmental laws and regulations. Each franchisee typically participates in initial and ongoing training programs to learn all aspects of operating a Tim Hortons or Burger King restaurant in accordance with each brand’s operating standards.

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

Tim Hortons products are sourced from a combination of third-party suppliers and our own manufacturing facilities. We operate two wholly-owned coffee roasting facilities in Hamilton, Ontario and Rochester, New York, where we blend all of the coffee for our Tim Hortons restaurants to protect the proprietary blend of our premium restaurant coffee and, where practical, for our take home, packaged coffee. Our fondant and fills manufacturing facility in Oakville, Ontario, produces, and is the primary supplier of, the ready-to-use glaze, fondants and fills which are used in connection with a number of Tim Hortons products. As of December 31, 2016, we have only one or a few suppliers to service each category of products sold at our system restaurants, and the loss of any one of these suppliers would likely adversely affect our business.

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

All of the products used in our Burger King restaurants are sourced from third-party suppliers. Restaurant Services, Inc. (“RSI”) is the purchasing agent for the Burger King system in the United States and negotiates the purchase terms for most equipment, food, beverages (other than branded soft drinks) and other products used in Burger King restaurants. RSI is also authorized to purchase and manage distribution services on behalf of most of the Burger King restaurants in the United States. As of December 31, 2016, four distributors serviced approximately 88.6% of U.S. system restaurants and the loss of any one of these distributors would likely adversely affect our business.

In 2000, Burger King Corporation entered into long-term exclusive contracts with The Coca-Cola Company and Dr Pepper/Snapple, Inc. to supply Burger King restaurants with their products and which obligate restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of December 31, 2016, we estimate that it will take approximately 14 years to complete the Coca-Cola and Dr Pepper/Snapple, Inc. purchase commitments. If these agreements were terminated, we would be obligated to pay an aggregate amount equal to approximately $480 million as of December 31, 2016 based on an amount per gallon for each gallon of soft drink syrup remaining in the purchase commitments, interest and certain other costs.

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

U.S. and Canada. Tim Hortons franchisees in the U.S. and Canada operate under several types of license agreements, with a typical term for a standard restaurant of 10 years plus renewal period(s) of approximately 10 years in the aggregate. Tim Hortons franchisees who lease land and/or buildings from us typically pay a royalty of 3.0% to 4.5% of weekly restaurant gross sales. Our license agreements contemplate a one-time franchise fee which must be paid in full before the restaurant opens for business and upon renewal. Under a separate lease or sublease, Tim Hortons franchisees typically pay monthly rent based on a fixed monthly payment and may provide for contingent rental payments based on a percentage (usually 7.0% to 10.0%) of monthly gross sales or flow through monthly rent based on the terms of an underlying lease. Where the franchisee owns the premises, leases it from a third party or enters into a flow through lease with Tim Hortons, the royalty is typically increased. In addition, the royalty rates under license agreements entered into in connection with non-standard restaurants, including self-serve kiosks and strategic alliances with third parties, may vary from those described above and are negotiated on a case-by-case basis.

For some existing Tim Hortons franchisees in the U.S. and Canada, we have entered into operator agreements, in which the operator acquires the right to operate a Tim Hortons restaurant, but we continue to be the owner of the equipment, signage and trade fixtures. Such arrangements usually require the operator to pay approximately 20% of the restaurant’s weekly gross sales to us. These operators also make the required contributions to our advertising funds, described above. In any such arrangement, we and the operator each have the option to terminate the agreement upon 30 days’ notice.

The typical Burger King franchise agreement in the U.S. and Canada has a 20-year term (for both initial grants and renewals of franchises) and contemplates a one-time franchise fee which must be paid in full before the restaurant opens for business, or in the case of renewal, before expiration of the current franchise term. Subject to the incentive programs described below, most new Burger King franchise restaurants pay a royalty of 4.5% in the United States and Canada.

In an effort to improve the image of our restaurants in the United States, we offered Burger King franchisees in the U.S. reduced up-front franchise fees and limited-term royalty and advertising fund rate reductions to remodel restaurants to our modern image during 2015 and 2016 and we plan to continue to offer remodel incentives to U.S. franchisees during 2017. These limited-term incentive programs are expected to negatively impact our effective royalty rate until 2024. However, we expect this impact to be partially mitigated as we will also be entering into new franchise agreements for Burger King restaurants in the United States with a 4.5% royalty rate.

International. Historically, we entered into franchise agreements for each Burger King restaurant in our international markets with up-front franchise fees and monthly royalties and advertising contributions each of up to 5.0% of gross sales. However, as part of the international growth strategy for both of our brands, we have entered into master franchise agreements or development agreements that grant franchisees exclusive development rights and, in some cases, require them to provide support services to other franchisees in their markets. In 2016, we entered into master franchise agreements for the Tim Hortons brand in Great Britain and the Philippines, and for the Burger King brand in Belgium. The up-front franchise fees and royalty rate paid by master franchisees vary from country to country, depending on the facts and circumstances of each market.

Franchise Restaurant Leases. We leased or subleased 3,497 properties to Tim Hortons franchisees and 1,727 properties to Burger King franchisees as of December 31, 2016 pursuant to separate lease agreements with these franchisees. For properties that we lease from third-party landlords and sublease to franchisees, our leases generally provide for fixed rental payments and may provide for contingent rental payments based on a restaurant’s annual gross sales. Franchisees who lease land only or land and building from us do so on a “triple net” basis. Under these triple net leases, the franchisee is obligated to pay all costs and expenses, including all real property taxes and assessments, repairs and maintenance and insurance.

Intellectual Property

We own valuable intellectual property relating to our Tim Hortons and Burger King brands, including trademarks, service marks, patents, copyrights, trade secrets and other proprietary information, some of which are of material importance to our TH and BK businesses. We have established the standards and specifications for most of the goods and services used in the development, improvement and operation of our Tim Hortons and Burger King restaurants. These proprietary standards, specifications and restaurant operating procedures are our trade secrets. Additionally, we own certain patents of varying duration relating to equipment used in Burger King restaurants.

Competition

Tim Hortons and Burger King compete in the U.S., Canada and internationally with many well-established food service companies on the basis of product choice, quality, affordability, service and location. Our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises. We also compete for consumer dining dollars with national, regional and local (i) quick service restaurants that offer alternative menus, (ii) casual and “fast casual” restaurant chains and (iii) convenience stores and grocery stores. Tim Hortons principal competitors include McDonald’s, Dunkin’ Donuts and Starbucks, and Burger King’s principal competitors include McDonald’s and Wendy’s.

The restaurant industry has few barriers to entry, and therefore new competitors may emerge at any time.

Government Regulations and Affairs

General. We and our franchisees are subject to various laws and regulations including (i) licensing and regulation relating to health, food preparation, sanitation and safety standards and, for our distribution business, traffic and transportation regulations; (ii) information security, privacy and consumer protection laws; and (iii) other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990, the Accessibility for Ontarians with Disabilities Act and similar Canadian federal and provincial legislation that can have a significant impact on our franchisees and our performance. These regulations include food safety regulations, including supervision by the U.S. Food and Drug Administration and its international equivalents, which govern the manufacture, labeling, packaging and safety of food. In addition, we are or may become subject to legislation or regulation seeking to tax and/or regulate high-fat, high-calorie and high-sodium foods, particularly in Canada, the United States, the United Kingdom and Spain. Certain counties, states and municipalities have approved menu labeling legislation that requires restaurant chains to provide caloric information on menu boards, and menu labeling legislation has also been adopted on the U.S. federal level as well as in Ontario.

U.S. and Canada. Each Tim Hortons and Burger King restaurant must comply with licensing requirements and regulations by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the jurisdiction in which the restaurant is located. We and our franchisees are also subject to various employment laws, including laws governing union organizing, working conditions, work authorization requirements, health insurance, overtime and wages. In addition, we and our U.S. franchisees are subject to the Patient Protection and Affordable Care Act.

We are subject to federal franchising laws adopted by the U.S. Federal Trade Commission (“FTC”) and state and provincial franchising laws. Much of the legislation and rules adopted have been aimed at providing detailed disclosure to a prospective franchisee, duties of good faith as between the franchisor and the franchisee, and/or periodic registration by the franchisor with applicable regulatory agencies. Additionally, some U.S. states have enacted or are considering enacting legislation that governs the termination or non-renewal of a franchise agreement and other aspects of the franchise relationship.

International. Internationally, we and our franchisees are subject to national and local laws and regulations that often are similar to those affecting them and their franchisees in the U.S. and Canada. We and our franchisees are also subject to a variety of tariffs and regulations on imported commodities and equipment and laws regulating foreign investment.

Environmental Matters

Various laws concerning the handling, storage and disposal of hazardous materials and restaurant waste and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations and the operations of our franchisees; however, compliance with applicable environmental regulations is not believed to have a material effect on capital expenditures, financial condition, results of operations, or our competitive position. Increased focus by U.S. and overseas governmental authorities on environmental matters is likely to lead to new governmental initiatives, particularly in the area of climate change. While we cannot predict the precise nature of these initiatives, we expect that they may impact our business both directly and indirectly. There is a possibility that government initiatives, or actual or perceived effect of changes in weather patterns, climate or water resources could have a direct impact on the operations of our brands in ways that we cannot predict at this time.

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

Our Employees

As of December 31, 2016, we had approximately 4,300 employees in our restaurant support centers, regional offices, distribution centers, manufacturing facilities, field operations and Company restaurants. Our franchisees are independent business owners so their employees are not our employees and therefore are not included in our employee count.

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

We face intense competition in our markets, which could negatively impact our business.

The restaurant industry is intensely competitive and we compete in Canada, the United States and internationally with many well-established food service companies on the basis of product choice, quality, affordability, service and location. Our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises. To a lesser extent, we also compete with national, regional and local (i) quick service restaurants that offer alternative menus, (ii) casual and “fast casual” restaurant chains, and (iii) convenience and grocery stores.

Our ability to compete will depend on the success of our plans to improve existing products, to develop and roll-out new products, to effectively respond to consumer preferences and to manage the complexity of restaurant operations as well as the impact of our competitors’ actions. Some of our competitors have substantially greater financial resources, higher revenues and greater economies of scale than we do. These advantages may allow them to implement their operational strategies more quickly or effectively than we can. These competitive advantages may be exacerbated in a difficult economy, thereby permitting our competitors to gain market share. If we are unable to maintain our competitive position, we could experience lower demand for products, downward pressure on prices, reduced margins, an inability to take advantage of new business opportunities, a loss of market share, reduced franchisee profitability and an inability to attract qualified franchisees in the future.

Our success depends on the value of our brands and the failure to preserve their value and relevance could have a negative impact on our financial results.

We depend in large part on the value of the Tim Hortons and Burger King brands. To be successful in the future, we must preserve, enhance and leverage the value of our brands. Brand value is based in part on consumer tastes, preferences and perceptions on a variety of factors, including the nutritional content, methods of production and preparation of our products and our business practices. Consumer acceptance of our products may be influenced by or subject to change for a variety of reasons. For example, adverse publicity associated with nutritional, health and other scientific studies and conclusions, which constantly evolve and often have contradictory implications, may drive popular opinion against quick service restaurants in general, which may impact the demand for our products. In addition, adverse publicity related to litigation and regulation (including initiatives intended to drive consumer behavior) may impact the value of our brands by discouraging customers from buying our products.

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

We believe that our sales, guest traffic and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels, the availability of discretionary income and, ultimately, consumer confidence. A protracted economic slowdown, increased unemployment and underemployment of our customer base, decreased salaries and wage rates, inflation, rising interest rates or other industry-wide cost pressures adversely affect consumer behavior by weakening consumer confidence and decreasing consumer spending for restaurant dining occasions. As a result of these factors, during recessionary periods we and our franchisees may experience reduced sales and profitability, which may cause our business and operating results to suffer.

Our substantial leverage and obligations to service our debt and preferred shares could adversely affect our business.

As of December 31, 2016, we had aggregate outstanding indebtedness of $8,672.1 million, including a senior secured term loan facility in an aggregate principal amount of $5,046.1 million, senior secured first lien notes in an aggregate principal amount of $1,250.0 million and senior secured second lien notes in an aggregate principal amount of $2,250.0 million. As of December 31, 2016, we also had outstanding 68.5 million Class A 9.0% cumulative compounding perpetual voting preferred shares entitling the holders thereof to receive cumulative cash dividends at an annual rate of 9.0% on the amount of the purchase price per preferred share, payable quarterly in arrears, and potentially to receive make-whole dividend payments. Subject to restrictions set forth in these instruments, we may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage.

Our substantial leverage could have important potential consequences, including, but not limited to:

•	increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

•	requiring the dedication of a substantial portion of our cash flow from operations to our debt service, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, joint ventures, product research, dividends, share repurchases and development or other corporate purposes;

•	increasing our vulnerability to, and limiting our flexibility to plan for, or react to, changes in our business and the competitive environment and the industry in which we operate;

•	increasing our vulnerability to a downgrade of our credit rating, which could adversely affect our cost of funds, liquidity and access to capital markets;

•	placing us at a competitive disadvantage as compared to our competitors who are not as highly leveraged;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	exposing us to the risk of increased interest rates as borrowings under our credit facilities are subject to variable rates of interest;

•	making it more difficult for us to repay, refinance or satisfy our obligations with respect to our debt;

•	limiting our ability to borrow additional funds in the future and increasing the cost of any such borrowing; and

•	exposing us to risks related to fluctuations in foreign currency as we earn profits in a variety of currencies around the world and substantially all of our debt is denominated in U.S. dollars.

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

The terms of our indebtedness and preferred shares limit our ability to take certain actions and perform certain corporate functions, and could have the effect of delaying or preventing a future change of control.

The terms of our indebtedness include a number of restrictive covenants that, among other things, limit our ability to:

•	incur additional indebtedness or guarantee indebtedness;

•	pay dividends on, repurchase or make distributions in respect of capital stock;

•	make investments or acquisitions;

•	create liens or use assets as security in other transactions;

•	consolidate, merge, sell or otherwise dispose of substantially all of our or our subsidiaries’ assets;

•	make intercompany transactions;

•	enter into transactions with affiliates; and

•	prepay certain kinds of indebtedness.

These limitations may hinder our ability to finance future operations and capital needs and our ability to pursue business opportunities and activities that may be in our interest. In addition, our ability to comply with these covenants and restrictions may be affected by events beyond our control.

A breach of the covenants under our indebtedness could result in an event of default under the applicable agreement. In the event of default, our debt holders may accelerate repayment of such debt, which may result in the acceleration of the repayment of any other debt to which a cross-acceleration or cross-default provision applies. In addition, default under our senior secured credit facilities would also permit the lenders thereunder to terminate all other commitments to extend additional credit under the senior secured credit facilities. Similarly, in the event of a change of control, pursuant to the terms of our indebtedness and preferred stock, we may be required to repay our credit facilities, offer to repurchase the senior secured first lien and second lien notes, or redeem the preferred stock in full. In addition, our future indebtedness may also be subject to mandatory repurchase or repayment upon a future change of control. Such current and future terms could have the effect of delaying or preventing a future change of control or may discourage a potential acquirer from proposing or completing a transaction that may otherwise have presented a premium to our shareholders.

In the event of either a default or change of control, we may not have sufficient resources to repurchase, repay or redeem our obligations, as applicable. Moreover, third-party financing may be required in order to provide the funds necessary for us to satisfy these obligations, and we may not be able to obtain such additional financing on terms favorable to us or at all. Furthermore, if we were unable to repay the amounts due under our secured indebtedness, the holders of such indebtedness could proceed against the collateral that secures such indebtedness. In the event our creditors accelerate the repayment of our secured indebtedness, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

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

Our fully franchised business model presents a number of other drawbacks, such as limited influence over franchisees, limited ability to facilitate changes in restaurant ownership, limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings and reliance on franchisees to participate in our strategic initiatives. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we will need the active support of our franchisees if the implementation of these initiatives is to be successful. The failure of these franchisees to support our marketing programs and strategic initiatives could adversely affect our ability to implement our business strategy and could materially harm our business, results of operations and financial condition.

Our principal competitors that have a significantly higher percentage of company-operated restaurants than we do may have greater influence over their respective restaurant systems and greater ability to implement operational initiatives and business strategies, including their marketing and advertising programs.

We may also face liability for employment-related claims of our franchisees’ employees based on theories of joint employer liability with our franchisees or other theories of vicarious liability, which could materially harm our results of operations and financial condition.

Our operating results are closely tied to the success of our franchisees, who are independent operators, and we have limited influence over their restaurant operations.

We generate revenues in the form of royalties, fees and other amounts from our franchisees. As a result, our operating results are closely tied to the success of our franchisees. However, our franchisees are independent operators and we cannot control many factors that impact the profitability of their restaurants. If sales trends or economic conditions worsen for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures, delayed or reduced payments to us of royalties, advertising contributions, rents and, in the case of the Tim Hortons brand, delayed or reduced payments for products and supplies, and an inability for such franchisees to obtain financing to fund development, restaurant remodels or equipment initiatives on acceptable terms or at all. Furthermore, franchisees may not be willing or able to renew their franchise agreements with us due to low sales volumes, or high real estate costs, or may be unable to renew due to the failure to secure lease renewals. If our franchisees fail to renew their franchise agreements, our royalty revenues may decrease which in turn could materially and adversely affect our business and operating results.

Under our franchise agreements, we can, among other things, establish operating procedures and approve suppliers, distributors and products. However, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or standards set by applicable law. Any operational shortcoming of a Tim Hortons or Burger King franchise restaurant is likely to be attributed by guests to the entire brand, thus damaging the brand’s reputation and potentially affecting our revenues and profitability. We may not be able to identify problems and take action quickly enough and, as a result, our image and reputation may suffer, and our franchise revenues and results of operations could decline.

Our operating results depend on the effectiveness of our marketing and advertising programs and the successful development and launch of new products.

Our revenues are heavily influenced by brand marketing and advertising and by our ability to develop and launch new and innovative products and product extensions. Our marketing and advertising programs may not be successful or we may fail to develop commercially successful new products, which may lead us to fail to attract new guests and retain existing guests. If our marketing and advertising programs are unsuccessful or if we fail to develop commercially successful new products, our results of operations could be materially and adversely affected. Moreover, because franchisees contribute to our advertising fund based on a percentage of gross sales at their franchise restaurants, our advertising fund expenditures are dependent upon sales volumes at system-wide restaurants. If system-wide sales decline, there will be a reduced amount available for our marketing and advertising programs. In addition, to the extent that we use value offerings in our marketing and advertising programs to drive traffic, the low price offerings may condition our guests to resist higher prices in a more favorable economic environment.

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

We have adopted a master franchise development model, which in markets with strong growth potential may include participating in strategic joint ventures, to accelerate international growth for both of our brands. These new arrangements may give our joint venture and/or master franchise partners the exclusive right to develop and manage our restaurants in a specific country or countries. A joint venture partnership involves special risks, such as our joint venture partners may have economic, business or legal interests or goals that are inconsistent with those of the joint venture or us, or our joint venture partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Our master franchise arrangements present similar risks and uncertainties. We cannot control the actions of our joint venture partners or master franchisees, including any nonperformance, default or bankruptcy of joint venture partners or master franchisees. In addition, the termination of an arrangement with a master franchisee or a lack of expansion by certain master franchisees could result in the delay or discontinuation of the development of franchise restaurants, or an interruption in the operation of our brand in a particular market or markets. We may not be able to find another operator to resume development activities in such market or markets. Any such delay, discontinuation or interruption could materially and adversely affect our business and operating results.

If we are unable to effectively manage our growth, it could adversely affect our business and operating results.

We are the indirect holding company for Tim Hortons and Burger King and their respective consolidated subsidiaries with over 20,000 restaurants, of which approximately 100% are franchise restaurants. In addition, as described elsewhere in this report, our growth strategy includes strategic expansion in existing and new markets, and contemplates a significant acceleration in the growth in the number of new restaurants. As our franchisees are independent third parties, we have expended and may need to continue to expend substantial financial and managerial resources to enhance our existing restaurant management systems, financial and management controls, information systems and personnel to accurately capture and reflect the financial and operational activities at our franchise restaurants. On occasion we have encountered, and may in the future encounter, challenges in receiving these results from our franchisees in a consistent and timely manner. If we are not able to effectively manage the management and information demands associated with the significant growth of our franchise system, then our business and operating results could be negatively impacted.

Sub-franchisees could take actions that could harm our business and that of our master franchisees.

Our business model contemplates us entering into agreements with master franchisees that permit them to develop and operate restaurants in defined geographic areas. As permitted by certain of these agreements, master franchisees may elect to license sub-franchisees to develop and operate Burger King or Tim Hortons restaurants, as applicable in the geographic area covered by the agreement. These agreements contractually obligate our master franchisees to operate their restaurants in accordance with specified operations, safety and health standards and also require that any sub-franchise agreement contain similar requirements. However, we are not party to the agreements with the sub-franchisees and are dependent upon our master franchisees to enforce these standards with respect to sub-franchised restaurants. As a result, the ultimate success and quality of any sub-franchised restaurant rests with the master franchisee and the sub-franchisee. If sub-franchisees do not successfully operate their restaurants in a manner consistent with required standards, franchise fees and royalty income ultimately paid to us could be adversely affected, and our brand image and reputation may be harmed, which could materially and adversely affect our business and operating results.

Our international operations subject us to additional risks and costs and may cause our profitability to decline.

Our operations outside of the U.S. and Canada are exposed to risks inherent in foreign operations. These risks, which can vary substantially by market, are described in many of the risk factors discussed in this section and include the following:

•	governmental laws, regulations and policies adopted to manage national economic conditions, such as increases in taxes, austerity measures that impact consumer spending, monetary policies that may impact inflation rates and currency fluctuations;

•	the imposition of import restrictions or controls;

•	the risk of markets in which we have granted exclusive development and subfranchising rights;

•	the effects of legal and regulatory changes and the burdens and costs of our compliance with a variety of foreign laws;

•	changes in the laws and policies that govern foreign investment and trade in the countries in which we operate;

•	compliance with U.S., Canadian and other foreign anti-corruption and anti-bribery laws, including compliance by our employees, contractors, licensees or agents and those of our strategic partners and joint ventures;

•	risks and costs associated with political and economic instability, corruption, anti-American sentiment and social and ethnic unrest in the countries in which we operate;

•	the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations and the enforceability of contract rights and intellectual property rights;

•	risks arising from the significant and rapid fluctuations in currency exchange markets and the decisions and positions that we take to hedge such volatility;

•	changing labor conditions and difficulties experienced by our franchisees in staffing their international operations;

•	the impact of labor costs on our franchisees’ margins given our labor-intensive business model and the long-term trend toward higher wages in both mature and developing markets and the potential impact of union organizing efforts on day-to-day operations of our franchisees’ restaurants; and

•	the effects of increases in the taxes we pay and other changes in applicable tax laws.

These factors may increase in importance as we expect franchisees of both of our brands to open new restaurants in international markets as part of our growth strategy.

Our operations are subject to fluctuations in foreign currency exchange and interest rates.

We report our results in U.S. dollars, which is our reporting currency. The operations of each of TH and BK that are denominated in currencies other than the U.S. dollar are translated to U.S. dollars for our financial reporting purposes, and are therefore impacted by fluctuations in currency exchange rates and changes in currency regulations. In addition, fluctuations in interest rates may affect our combined business.

Although we attempt to minimize these risks through utilization of derivative financial instruments, our risk management strategies may not be effective and our results of operations could be adversely affected.

Increases in food and commodity costs could harm our operating results and the results of our franchisees.

Our profitability and the profitability of our franchisees will depend in part on our ability to anticipate and react to changes in food and commodity and supply costs. With respect to our TH business, volatility in connection with certain key commodities that we purchase in the ordinary course of business can impact our revenues, costs and margins. If commodity prices rise, franchisees may experience reduced sales due to decreased consumer demand at retail prices that have been raised to offset increased commodity prices, which may reduce franchisee profitability. In addition, with respect to our BK business, the market for beef and chicken is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand, international commodity markets, food safety concerns, product recalls, government regulation and other factors, all of which are beyond our control and, in many instances unpredictable. Such increases in commodity costs may materially and adversely affect our business and operating results.

Our vertically integrated supply chain operations subject us to additional risks and may cause our profitability to decline.

We operate a vertically integrated supply chain for our TH business in which we manufacture, warehouse, and distribute certain food and restaurant supplies to our franchise and Company restaurants. There are certain risks associated with this vertical integration growth strategy, including:

•	delays and/or difficulties associated with, or liabilities arising from, owning a manufacturing, warehouse and distribution business;

•	maintenance, operations and/or management of the facilities, equipment, employees and inventories;

•	limitations on the flexibility of controlling capital expenditures and overhead;

•	the need for skills and techniques that are outside our traditional core expertise;

•	increased transportation, shipping, food and other supply costs;

•	inclement weather or extreme weather events;

•	shortages or interruptions in the availability or supply of high-quality coffee beans, perishable food products and/or their ingredients;

•	variations in the quality of food and beverage products and/or their ingredients; and

•	political, physical, environmental, labor, or technological disruptions in our or our suppliers’ manufacturing and/or warehousing plants, facilities, or equipment.

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

Many of our system restaurants are located on leased premises. As leases underlying our Company and franchise restaurants expire, we or our franchisees may be unable to negotiate a new lease or lease extension, either on commercially acceptable terms or at all, which could cause us or our franchisees to close restaurants in desirable locations. As a result, our sales and our brand-building initiatives could be adversely affected. Furthermore, we cannot cancel existing leases; therefore, if an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease. In addition, the value of our owned real estate assets could decrease, and/or our costs could increase, because of changes in the investment climate for real estate, demographic trends, demand for restaurant sites and other retail properties, and exposure to or liability associated with environmental contamination and reclamation.

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

Food safety concerns and concerns about the health risk of fast food may have an adverse effect on our business.

Food safety is a top priority for us and we dedicate substantial resources to ensure that our customers enjoy safe, high-quality food products. However, food-borne illnesses and other food safety issues have occurred in the food industry in the past and could occur in the future. Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single restaurant. Any report or publicity, including through social media, linking us or one of our franchisees or suppliers to instances of food-borne illness or other food safety issues, including food tampering, adulteration or contamination, could adversely affect our brands and reputation as well as our revenues and profits. Such occurrence at restaurants of competitors could adversely affect our sales as a result of negative publicity about the foodservice industry generally. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain, significantly increase our costs and/or lower margins for us and our franchisees.

Our results can be adversely affected by unforeseen events, such as adverse weather conditions, natural disasters, terrorist attacks or threats or catastrophic events.

Unforeseen events, such as adverse weather conditions, natural disasters or catastrophic events, can adversely impact our restaurant sales. Natural disasters such as earthquakes, hurricanes, and severe adverse weather conditions and health pandemics whether occurring in Canada, the United States or abroad, can keep customers in the affected area from dining out and result in lost opportunities for our restaurants. Furthermore, we cannot predict the effects that actual or threatened armed conflicts, terrorist attacks, efforts to combat terrorism or heightened security requirements will have on our future operations. Because a significant portion of our restaurant operating costs are fixed or semi-fixed in nature, the loss of sales during these periods hurts our operating margins and can result in restaurant operating losses.

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

We are subject to income and other taxes in Canada, the United States, and numerous foreign jurisdictions. A taxation authority may disagree with certain of our views, including, for example, the allocation of profits by tax jurisdiction, and the deductibility of our interest expense, and may take the position that material income tax liabilities, interests, penalties, or other amounts are payable by us, in which case, we expect to contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful, the implications could be materially adverse to us and affect our effective income tax rate or operating income.

From time to time, we are subject to additional state and local income tax audits, international income tax audits and sales, franchise and value-added-tax audits. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. There can be no assurance that the Canada Revenue Agency (the “CRA”), the U.S. Internal Revenue Service (the “IRS”) and/or foreign tax authorities will agree with our interpretation of the tax aspects of reorganizations, initiatives, transactions, or any related matters associated therewith that we have undertaken.

The results of a tax audit or related litigation could result in us not being in a position to take advantage of the effective income tax rates and the level of benefits that we anticipated to achieve as a result of corporate reorganizations, initiatives and transactions, and the implications could have a material adverse effect on our effective income tax rate, income tax provision, net income (loss) or cash flows in the period or periods for which that determination is made.

The Company and Partnership may be treated as U.S. corporations for U.S. federal income tax purposes, which could subject us and Partnership to substantial additional U.S. taxes.

As Canadian entities, the Company and Partnership generally would be classified as foreign entities (and, therefore, non-U.S. tax residents) under general rules of U.S. federal income taxation. Section 7874 of the Internal Revenue Code, as amended (the “Code”), however, contains rules that result in a non-U.S. corporation being taxed as a U.S. corporation for U.S. federal income tax purposes, unless certain tests, applied at the time of the acquisition, regarding ownership of such entities (as relevant here, ownership by former Burger King shareholders) or level of business activities (as relevant here, business activities in Canada by us and our affiliates, including Partnership), were satisfied at such time. The U.S. Treasury Regulations apply these same rules to non-U.S. publicly traded partnerships, such as Partnership. These statutory and regulatory rules are relatively new, their application is complex and there is little guidance regarding their application.

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

Changes to the rules in sections 385 and 7874 of the Code or the Treasury Regulations promulgated thereunder, or other changes in law, could adversely affect our and/or Partnership’s status as a non-U.S. entity for U.S. federal income tax purposes, our effective income tax rate or future planning based on current law, and any such changes could have prospective or retroactive application to us and/or Partnership. For example, recent legislative proposals have aimed to expand the scope of section 7874 of the Code, or otherwise address certain perceived issues arising in connection with so-called inversion transactions. It is presently uncertain whether any such legislative proposals will be enacted into law and, if so, what impact such legislation would have on us. In addition, the U.S. Treasury has recently issued final, temporary and proposed Treasury Regulations under sections 385 and 7874 of the Code and indicated that it is considering possible additional regulatory action in connection with intercompany transactions and so-called inversion transactions. The timing and substance of any such further action is presently uncertain. Any such change of law or regulatory action which could apply retroactively or prospectively, could adversely impact our tax position as well as our financial position and results in a material manner. The precise scope and application of any such regulatory proposals will not be clear until proposed Treasury Regulations are actually issued, and, accordingly, until such regulations are promulgated and fully understood, we cannot be certain that there will be no such impact.

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

We depend in large part on the value of the Tim Hortons and Burger King brands, which represent 44.0% of the total assets on our balance sheet as of December 31, 2016. We believe that our brands are very important to our success and our competitive position. We rely on a combination of trademarks, copyrights, service marks, trade secrets, patents and other intellectual property rights to protect our brands and the respective branded products. The success of our business depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We have registered certain trademarks and have other trademark registrations pending in the United States, Canada and foreign jurisdictions. Not all of the trademarks that our brands currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. We may not be able to adequately protect our trademarks, and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. The steps we have taken to protect our intellectual property in Canada, the United States and in foreign countries may not be adequate and our proprietary rights could be challenged, circumvented, infringed or invalidated. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of Canada and the United States.

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

We, or our business partners, may become subject to claims for infringement of intellectual property rights and we may be required to indemnify or defend our business partners from such claims. Should management’s evaluation of our current exposure to legal matters pending against us prove incorrect and such claims are successful, our exposure could exceed expectations and have a material adverse effect on our business, financial condition and results of operations. Although some losses may be covered by insurance, if there are significant losses that are not covered, or there is a delay in receiving insurance proceeds, or the proceeds are insufficient to offset our losses fully, our consolidated financial condition or results of operations may be adversely affected.

Changes in regulations may adversely affect restaurant operations and our financial results.

Our franchise and Company restaurants are subject to licensing and regulation by health, sanitation, safety and other agencies in the state, province and/or municipality in which the restaurant is located. Federal, state, provincial and local government authorities may enact laws, rules or regulations that impact restaurant operations and the cost of conducting those operations. In many of our markets, including Canada, the U.S. and Europe, we and our franchisees are subject to increasing regulation regarding our operations which may significantly increase the cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. If we fail to comply with existing or future laws, we may be subject to governmental fines and sanctions.

We are subject to various provincial, state and foreign laws that govern the offer and sale of a franchise, including in the U.S., to a Federal Trade Commission (“FTC”) rule. Various provincial, state and foreign laws regulate certain aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines and penalties or require us to make offers of rescission or restitution, any of which could adversely affect our business and operating results. We could also face lawsuits by franchisees based upon alleged violations of these laws.

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation, results of operation and financial condition.

In the ordinary course of our business, we collect, process, transmit and retain personal information regarding our employees and their families, our franchisees, vendors and consumers, which can include social security numbers, social insurance numbers, banking and tax identification information, health care information and credit card information. Some of this personal information is held and managed by certain of our vendors. A third-party may be able to circumvent the security and business controls we use to limit access and use of personal information, which could result in a breach of employee, consumer or franchisee privacy. A major breach, theft or loss of personal information regarding our employees and their families, our franchisees, vendors or consumers that is held by us or our vendors could result in substantial fines, penalties and potential litigation against us which could negatively impact our results of operations and financial condition. Furthermore, as a result of legislative and regulatory rules, we may be required to notify the owners of the personal information of any data breaches, which could harm our reputation and financial results, as well as subject us to litigation or actions by regulatory authorities.

Information technology system failures or interruptions or breaches of our network security may interrupt our operations, subject us to increased operating costs and expose us to litigation.

We rely heavily on our computer systems and network infrastructure across operations including, but not limited to, point-of-sale processing at our restaurants. Despite our implementation of security measures, all of our technology systems are vulnerable to damage, disability or failures due to physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. If any of our technology systems were to fail, and we were unable to recover in a timely way, we could experience an interruption in our operations. Furthermore, if unauthorized access to or use of our systems were to occur, data related to our proprietary information could be compromised. The occurrence of any of these incidents could have a material adverse effect on our future financial condition and results of operations. To the extent that some of our worldwide reporting systems require or rely on manual processes, it could increase the risk of a breach.

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

Risks Related to our Common shares

3G owns 42.6% of the combined voting power with respect to the Company, and its interests may conflict with or differ from the interests of the other shareholders.

3G Restaurant Brands Holdings LP (“3G”) currently owns 42.6% of the combined voting power with respect to the Company. The interests of 3G and its principals may not always be aligned with the interests of the other shareholders of the Company. So long as 3G continues to directly or indirectly own a significant amount of the voting power of the Company, it will continue to be able to strongly influence or effectively control the business decisions of the Company. 3G and its principals may have interests that are different from those of the other shareholders of the Company, and 3G may exercise its voting and other rights in a manner that may be adverse to the interests of such shareholders.

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

3G is affiliated with 3G Capital Partners, Ltd. a global investment firm (“3G Capital”). 3G Capital is in the business of making investments in companies and may from time to time in the future acquire or develop controlling interests in businesses engaged in the QSR industry that complement or directly or indirectly compete with certain portions of our business. In addition, 3G Capital may pursue acquisitions or opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

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

A shareholder’s percentage ownership in us may be diluted by future issuances of capital stock, which could reduce the influence of our shareholders over matters on which our shareholders vote.

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

Although our board of directors declared a cash dividend on our common shares for each quarter of 2016, any future dividends on our common shares will be determined at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, including the terms of our preferred shares and agreements governing our debt and any future indebtedness we may incur, restrictions imposed by applicable law and other factors that our board of directors deems relevant. Realization of a gain on an investment in our common shares and in Partnership exchangeable units will depend on the appreciation of the price of our common shares and Partnership exchangeable units, which may never occur.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters and TH global restaurant support center is located in Oakville, Ontario in Canada and consists of approximately 96,000 square feet which we own. Related to the TH business, we own five distribution centers, two manufacturing centers, one warehouse and four offices throughout Canada. In addition, we lease one office and one distribution center in Canada, one manufacturing center in the U.S., one office in the Middle East, one office in Luxembourg and one office in Baar, Switzerland.

Our U.S. headquarters and BK global restaurant support center is located in Miami, Florida and consists of approximately 213,000 square feet which we lease. We lease properties for our Burger King EMEA headquarters in Baar, Switzerland and our Burger King APAC headquarters in Singapore. We also own BK support offices in Slough, United Kingdom.

We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.

As of December 31, 2016, Tim Hortons franchisees operated 4,584 restaurants across Canada, the U.S. and the Middle East, of which 743 were sites owned by us and leased to franchisees, 2,754 were leased by us, and in turn, subleased to franchisees, with the remainder either owned or leased directly by the franchisees. In addition, we operated 29 Company restaurants, of which 7 were sites owned by us and 22 were leased by us.

As of December 31, 2016, Burger King franchisees operated 15,667 Burger King restaurants across the U.S. and Canada, EMEA, APAC and LAC, of which 721 were sites owned by us and leased to franchisees, 1,006 were leased by us, and in turn, subleased to franchisees, with the remainder either owned or leased directly by the franchisees. In addition, we operated 71 Company restaurants, of which 15 were sites owned by us and 56 were leased by us.

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

Market for Our Common Shares

Our common shares trade on the New York Stock Exchange (“NYSE”) and Toronto Stock Exchange (“TSX”) under the ticker symbol “QSR”. The Class B exchangeable limited partnership units of Partnership (the “Partnership exchangeable units”) trade on the TSX under the ticker symbol “QSP”. As of February 9, 2017, there were 22,669 holders of record of our common shares and approximately 8,418 former Tim Hortons shareholders who are entitled to receive common shares of the Company but who have not submitted letters of transmittal to exchange their Tim Hortons common shares.

The following table sets forth for the periods indicated the high and low closing sales prices of our common shares on the NYSE and TSX and the Partnership exchangeable units on the TSX, and dividends declared per common share of the Company and distributions declared on Partnership exchangeable units by Partnership.

	NYSE (U.S. $)		TSX (C$)				Dividends / Distributions per Common Share / Partnership Unit (U.S.$)
	High	Low	High		Low
2016
First Quarter - QSR	$39.33	$30.25	C$	51.78	C$	42.08	$0.14
Second Quarter - QSR	$43.61	$38.03	C$	55.93	C$	49.49	$0.15
Third Quarter - QSR	$48.53	$41.34	C$	63.52	C$	53.81	$0.16
Fourth Quarter - QSR	$49.66	$43.01	C$	65.41	C$	57.52	$0.17
First Quarter - QSP	$—	$—	C$	51.69	C$	41.99	$0.14
Second Quarter - QSP	$—	$—	C$	56.23	C$	49.00	$0.15
Third Quarter - QSP	$—	$—	C$	63.84	C$	53.75	$0.16
Fourth Quarter - QSP	$—	$—	C$	65.82	C$	57.50	$0.17

2015
First Quarter - QSR	$44.67	$37.80	C$	55.91	C$	44.48	$0.09
Second Quarter - QSR	$42.42	$37.10	C$	51.04	C$	45.65	$0.10
Third Quarter - QSR	$43.91	$34.71	C$	57.92	C$	46.60	$0.12
Fourth Quarter - QSR	$40.96	$34.66	C$	53.99	C$	46.05	$0.13
First Quarter - QSP	$—	$—	C$	53.50	C$	42.75	$0.09
Second Quarter - QSP	$—	$—	C$	49.00	C$	43.40	$0.10
Third Quarter - QSP	$—	$—	C$	55.96	C$	45.25	$0.12
Fourth Quarter - QSP	$—	$—	C$	53.14	C$	44.50	$0.13

Dividend Policy

On February 13, 2017, our board of directors declared a cash dividend of $0.18 per common share, which will be paid on April 4, 2017 to common shareholders of record on March 3, 2017. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.18 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above. On February 13, 2017, our board of directors also declared a cash dividend of $0.98 per share of Class A 9.0% cumulative compounding perpetual voting preferred shares of the Company (the “Preferred Shares”), for a total dividend of $67.5 million which will be paid to the holder of the Preferred Shares on April 3, 2017. Because we are a holding company, our ability to pay cash dividends on our common shares may be limited by restrictions under the terms of the Preferred Shares and agreements governing our debt. Although we do not have a dividend policy, our board of directors may, subject to compliance with the covenants contained under the terms of the Preferred Shares and agreements governing our debt and other considerations, determine to pay dividends in the future.

Issuer Purchases of Equity Securities

During 2016 and 2015, Partnership received exchange notices representing 6,744,244 and 31,302,135 Partnership exchangeable units, respectively. Pursuant to the terms of the partnership agreement, Partnership satisfied the exchange notices by repurchasing 8,150,003 Partnership exchangeable units for approximately $293.7 million in cash during 2015 and exchanging the remaining Partnership exchangeable units for the same number of newly issued Company common shares. There were no exchanges for cash in 2016. Pursuant to the terms of the partnership agreement, the purchase price for the Partnership exchangeable units was based on the weighted average trading price of the Company’s common shares on the NYSE for the 20 consecutive trading days ending on the last business day prior to December 14, 2015, which was the exchange date for the units repurchased for cash. Upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was automatically deemed cancelled concurrently with such exchange.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding equity awards outstanding under our compensation plans as of December 31, 2016 was as follows (amounts in thousands, except per share data):

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	23,663	$17.89	6,232
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	23,663	$17.89	6,232

Stock Performance Graph

The graph shows the Company’s cumulative shareholder returns over the period from June 20, 2012, the date Burger King common stock was listed on the NYSE, to December 31, 2016. The graph reflects total shareholder returns for Burger King from June 20, 2012 to December 12, 2014, and for the Company from December 15, 2014 to December 31, 2016. December 12, 2014 was the last day of trading on the NYSE of Burger King common stock and December 15, 2014 was the first day of trading on the NYSE and TSX of the Company’s common shares. The graph shows combined Burger King and the Company shareholder returns because the Company has less than three years of history as a public company. The following graph depicts the total return to shareholders from June 20, 2012 through December 31, 2016, relative to the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s Restaurant Index, a peer group. The graph assumes an investment of $100 in Burger King common stock and each index on June 20, 2012 and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	6/20/2012	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Restaurant Brands International (NYSE)	$100	$110	$153	$261	$250	$318
S&P 500 Index	$100	$105	$136	$151	$150	$164
S&P Restaurant Index	$100	$99	$121	$123	$151	$152

Item 6.	Selected Financial Data

Unless the context otherwise requires, all references to the “Company”, “we”, “us” or “our” refer to Restaurant Brands International Inc. and its subsidiaries, collectively.

All references to “$” or “dollars” in this report are to the currency of the United States unless otherwise indicated. All references to Canadian dollars or C$ are to the currency of Canada unless otherwise indicated.

The following tables present our selected historical consolidated financial and other data as of the dates and for each of the periods indicated. The selected historical financial data as of December 31, 2016 and December 31, 2015 and for 2016, 2015 and 2014 have been derived from our audited consolidated financial statements and notes thereto included in this report. The selected historical financial data as of December 31, 2014, December 31, 2013 and December 31, 2012 and for 2013 and 2012 have been derived from our audited consolidated financial statements and notes thereto, which are not included in this report. The other operating data for 2016, 2015 and 2014 have been derived from our internal records.

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

	2016	2015	2014 (a)	2013	2012
	(In millions, except per share data)
Statement of Operations Data:
Revenues:
Sales	$2,204.7	$2,169.0	$167.4	$222.7	$1,169.0
Franchise and property revenues	1,941.1	1,883.2	1,031.4	923.6	801.9

Total revenues	4,145.8	4,052.2	1,198.8	1,146.3	1,970.9
Income from operations (b)	1,666.7	1,192.2	181.1	522.2	417.7

Net income (loss) (b)	$955.9	$511.7	$(269.3)	$233.7	$117.7

Earnings (loss) per common share:
Basic	$1.48	$0.51	$(1.16)	$0.67	$0.34
Diluted (c)	$1.45	$0.50	$(2.32)	$0.65	$0.33
Dividends per common share	$0.62	$0.44	$0.30	$0.24	$0.04

Other Financial Data:
Net cash provided by (used for) operating activities	$1,269.0	$1,204.8	$259.3	$325.2	$224.4
Net cash provided by (used for) investing activities	26.9	(61.5)	(7,790.8)	43.0	33.6
Net cash provided by (used for) financing activities	(590.9)	(2,115.2)	8,565.6	(132.7)	(174.6)
Capital expenditures	33.7	115.3	30.9	25.5	70.2

	December 31,
	2016	2015	2014 (a)	2013	2012
	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$1,460.4	$757.8	$1,803.2	$786.9	$546.7
Total assets	19,124.9	18,411.1	21,343.0	5,785.5	5,513.0
Total debt and capital lease obligations	8,722.5	8,721.8	10,199.0	2,994.0	2,998.3
Total liabilities	12,339.3	12,201.4	13,706.6	4,269.3	4,338.0
Redeemable preferred stock	3,297.0	3,297.0	3,297.0	—	—
Total equity	3,488.6	2,912.7	4,339.4	1,516.2	1,175.0

Other Operating Data:	2016	2015	2014

Comparable sales growth (d)(e)(f)
Tim Hortons (g)	2.5%	5.6%	3.1%
Burger King	2.3%	5.4%	2.1%

System-wide sales growth (d)(e)
Tim Hortons (g)	5.2%	9.3%	6.6%
Burger King	7.8%	10.3%	6.8%

System-wide sales ($ in millions) (e)
Tim Hortons (g)	$6,405.2	$6,349.8	$6,616.0
Burger King	$18,209.2	$17,303.7	$17,017.1

(a)	On December 12, 2014, we acquired Tim Hortons. Statement of operations data and other financial data include TH results from the acquisition date through December 28, 2014, the end of Tim Hortons 2014 fiscal year. Balance sheet data includes TH data as of December 28, 2014.
(b)	Amount includes $16.4 million of integration costs for 2016. Amount includes $116.7 million of TH transaction and restructuring costs and $0.5 million of acquisition accounting impact on cost of sales for 2015. Amount includes $125.0 million of TH transaction and restructuring costs, $11.8 million of acquisition accounting impact on cost of sales and $290.9 million of net losses on derivatives for 2014. Amount includes $26.2 million of global portfolio realignment project costs for 2013. Amount includes $30.2 million of global portfolio realignment project costs and $27.0 million of business combination agreement expenses for 2012.

(c)	For 2016, 2015 and 2014, the diluted earnings per share calculation assumes conversion of 100% of the Partnership exchangeable units under the “if converted” method. Accordingly, the numerator is also adjusted to include the earnings allocated to the holders of noncontrolling interests.
(d)	Comparable sales growth and system-wide sales growth are analyzed on a constant currency basis, which means they are calculated by translating prior year results at current year average exchange rates, to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of foreign currency movements.
(e)	Unless otherwise stated, comparable sales growth and system-wide sales growth are presented on a system-wide basis, which means they include Company restaurants and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our royalty revenues are calculated based on a percentage of franchise sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Metrics” in Part II, Item 7 of this report.
(f)	Comparable sales growth refers to the change in restaurant sales in one period from the same prior year period for restaurants that have been opened for thirteen months or longer.
(g)	Tim Hortons 2014 annual figures are shown for informational purposes only.

Restaurant Brands International Inc. and Subsidiaries Restaurant Count

The table below sets forth our restaurant portfolio by segment for the periods indicated.

	December 31,
Number of system-wide restaurants:	2016	2015	2014
Tim Hortons	4,613	4,413	4,258
Burger King	15,738	15,003	14,372

Total system-wide restaurants	20,351	19,416	18,630

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with Part II, Item 6 “Selected Financial Data” of our Annual Report for the year ended December 31, 2016 (our “Annual Report”) and our audited Consolidated Financial Statements and the related notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.

The following discussion includes information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of the Canadian securities laws as described in further detail under “Special Note Regarding Forward-Looking Statements” that is set forth below. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed in the “Special Note Regarding Forward-Looking Statements” below. In addition, please refer to the risks set forth under the caption “Risk Factors” included in our Annual Report for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results. Other than as required under the U.S. Federal securities laws or the Canadian securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). However, this Management’s Discussion and Analysis of Financial Condition and Results of Operations also contains certain non-GAAP financial measures to assist readers in understanding our performance. Non-GAAP financial measures either exclude or include amounts that are not reflected in the most directly comparable measure calculated and presented in accordance with GAAP. Where non-GAAP financial measures are used, we have provided the most directly comparable measures calculated and presented in accordance with U.S. GAAP, a reconciliation to GAAP measures and a discussion of the reasons why management believes this information is useful to it and may be useful to investors.

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” are to Restaurant Brands International Inc. and its subsidiaries, collectively.

Overview

We are a Canadian corporation originally formed on August 25, 2014 to serve as the indirect holding company for Tim Hortons and its consolidated subsidiaries and for Burger King and its consolidated subsidiaries. We are one of the world’s largest quick service restaurant (“QSR”) companies with more than $24 billion in system-wide sales and over 20,000 restaurants in more than 100 countries and U.S. territories as of December 31, 2016. Our Tim Hortons® and Burger King® brands have similar franchise business models with complementary daypart mixes. Our two iconic brands are managed independently while benefitting from global scale and sharing of best practices.

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

We have two operating and reportable segments: (1) Tim Hortons (“TH”) and (2) Burger King (“BK”). We generate revenue from four sources: (i) sales exclusive to Tim Hortons franchisees related to our supply chain operations, including manufacturing, procurement, warehousing and distribution, as well as sales to retailers; (ii) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (iii) property revenues from properties we lease or sublease to franchisees; and (iv) sales at restaurants owned by us (“Company restaurants”).

Prior to 2015, the fiscal year of Tim Hortons ended on the Sunday nearest to December 31, which was December 28 in 2014. The 2015 fiscal year for Tim Hortons commenced on December 29, 2014 and ended on December 31, 2015. This change to a calendar fiscal year by Tim Hortons did not have a material impact on our results of operations or key financial measures.

Operating Metrics and Key Financial Measures

We evaluate our restaurants and assess our business based on the following operating metrics and key financial measures:

•	System-wide sales growth refers to the change in sales at all franchise restaurants and Company restaurants in one period from the same period in the prior year.

•	System-wide sales represent sales at all franchise restaurants and Company restaurants. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on a percentage of franchise sales. System-wide results are driven by our franchise restaurants, as approximately 100% of current Tim Hortons and Burger King system-wide restaurants are franchised.

•	Comparable sales growth refers to the change in restaurant sales in one period from the same prior year period for restaurants that have been open for thirteen months or longer.

•	Net restaurant growth (“NRG”) represents the opening of new restaurants during a stated period, net of closures (other than limited service kiosks).

•	Adjusted EBITDA, a non-GAAP measure, represents earnings (net income or loss) before interest, (gain) loss on early extinguishment of debt, taxes, depreciation and amortization, adjusted to exclude specifically identified items that management believes are not relevant to management’s assessment of operating performance. See Non-GAAP Reconciliations.

System-wide sales growth and comparable sales growth are measured on a constant currency basis, which means the results exclude the effect of foreign currency translation (“FX Impact”). For system-wide sales growth and comparable sales growth, we calculate FX Impact by translating prior year results at current year monthly average exchange rates. For items included in our results of operations, we calculate the FX Impact by translating current year results at prior year monthly average exchange rates. We analyze these operating metrics on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

Recent Events and Factors Affecting Comparability

Integration Costs

In connection with the implementation of initiatives to integrate the back-office processes of TH and BK to enhance efficiencies, we incurred $16.4 million related to these initiatives during 2016, primarily consisting of professional fees.

Tim Hortons Acquisition

We have consolidated the results of operations of Tim Hortons commencing on the acquisition date of December 12, 2014, and the changes in our results of operations for 2015 as compared to 2014 are largely driven by the inclusion of the results of operations of TH for a full year in 2015 compared to the period of December 12, 2014 through December 28, 2014 in 2014.

TH Transaction and Restructuring Costs

In connection with the Transactions – see Note 1 to the accompanying consolidated financial statements – and a series of post-closing transactions during 2015 that resulted in changes to our legal and capital structure, we incurred certain non-recurring selling, general and administrative expenses during 2015 and 2014, consisting of the following:

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

Other Factors

In addition to the impact of consolidating TH results of operations commencing on the acquisition date of December 12, 2014 and TH transaction and restructuring costs, we also recorded losses on derivatives, incremental interest expense related to new borrowings and a loss on early extinguishment of debt in connection with the Transactions. See Results of Operations – Other operating expenses (income), net, – Interest expense, net and – Loss on early extinguishment of debt.

Results of Operations

Tabular amounts in millions of U.S. dollars unless noted otherwise.

				2016 vs. 2015			2015 vs. 2014
Consolidated	2016	2015	2014	Variance	FX Impact	Variance Excluding FX Impact	Variance	FX Impact (a)	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$2,204.7	$2,169.0	$167.4	$35.7	$(65.2)	$100.9	$2,001.6	$(0.7)	$2,002.3
Franchise and property revenues	1,941.1	1,883.2	1,031.4	57.9	(49.0)	106.9	851.8	(69.1)	920.9

Total revenues	4,145.8	4,052.2	1,198.8	93.6	(114.2)	207.8	2,853.4	(69.8)	2,923.2
Cost of sales	1,727.3	1,809.5	156.4	82.2	52.0	30.2	(1,653.1)	0.6	(1,653.7)
Franchise and property expenses	454.1	503.2	179.0	49.1	11.4	37.7	(324.2)	4.8	(329.0)
Selling, general and administrative expenses	318.6	437.7	345.4	119.1	2.4	116.7	(92.3)	7.8	(100.1)
(Income) loss from equity method investments	(20.2)	4.1	9.5	24.3	(0.1)	24.4	5.4	3.4	2.0
Other operating expenses (income), net	(0.7)	105.5	327.4	106.2	2.3	103.9	221.9	(13.2)	235.1

Total operating costs and expenses	2,479.1	2,860.0	1,017.7	380.9	68.0	312.9	(1,842.3)	3.4	(1,845.7)

Income from operations	1,666.7	1,192.2	181.1	474.5	(46.2)	520.7	1,011.1	(66.4)	1,077.5
Interest expense, net	466.9	478.3	279.7	11.4	0.6	10.8	(198.6)	(0.9)	(197.7)
Loss on early extinguishment of debt	—	40.0	155.4	40.0	—	40.0	115.4	—	115.4

Income (loss) before income taxes	1,199.8	673.9	(254.0)	525.9	(45.6)	571.5	927.9	(67.3)	995.2
Income tax expense	243.9	162.2	15.3	(81.7)	(1.9)	(79.8)	(146.9)	(4.4)	(142.5)

Net income (loss)	$955.9	$511.7	$(269.3)	$444.2	$(47.5)	$491.7	$781.0	$(71.7)	$852.7

				2016 vs. 2015			2015 vs. 2014
TH Segment	2016	2015	2014	Variance	FX Impact	Variance Excluding FX Impact	Variance
				Favorable / (Unfavorable)
Revenues:
Sales	$2,112.1	$2,074.3	$92.8	$37.8	$(65.0)	$102.8	$1,981.5
Franchise and property revenues	889.3	882.6	50.8	6.7	(26.7)	33.4	831.8

Total revenues	3,001.4	2,956.9	143.6	44.5	(91.7)	136.2	2,813.3
Cost of sales	1,647.4	1,728.1	92.1	80.7	51.8	28.9	(1,636.0)
Franchise and property expenses	317.1	360.7	26.1	43.6	9.6	34.0	(334.6)
Segment SG&A	78.9	93.2	6.6	14.3	2.1	12.2	(86.6)
Segment depreciation and amortization (b)	102.1	117.7	4.3	15.6	3.2	12.4	(113.4)
Segment income (c)	1,072.3	906.7	34.9	165.6	(31.8)	197.4	871.8

				2016 vs. 2015			2015 vs. 2014
BK Segment	2016	2015	2014	Variance	FX Impact	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$92.6	$94.7	$74.6	$(2.1)	$(0.2)	$(1.9)	$20.1	$(0.7)	$20.8
Franchise and property revenues	1,051.8	1,000.6	980.6	51.2	(22.3)	73.5	20.0	(69.1)	89.1

Total revenues	1,144.4	1,095.3	1,055.2	49.1	(22.5)	71.6	40.1	(69.8)	109.9
Cost of sales	79.9	81.4	64.3	1.5	0.2	1.3	(17.1)	0.6	(17.7)
Franchise and property expenses	137.0	142.5	152.9	5.5	1.8	3.7	10.4	4.8	5.6
Segment SG&A	159.6	159.0	162.5	(0.6)	0.5	(1.1)	3.5	7.8	(4.3)
Segment depreciation and amortization (b)	48.0	47.1	50.5	(0.9)	0.2	(1.1)	3.4	5.3	(1.9)
Segment income	815.9	759.5	726.0	56.4	(20.2)	76.6	33.5	(61.9)	95.4

Key Business Metrics	2016	2015	2014
Comparable sales growth
TH (d)	2.5%	5.6%	3.1%
BK	2.3%	5.4%	2.1%
System-wide sales growth
TH (d)	5.2%	9.3%	6.6%
BK	7.8%	10.3%	6.8%
System-wide sales
TH (d)	$6,405.2	$6,349.8	$6,616.0
BK	$18,209.2	$17,303.7	$17,017.1
System Net Restaurant Growth (NRG)
TH (d)	200	155	144
BK	735	631	705
Restaurant counts at period end
TH	4,613	4,413	4,258
BK	15,738	15,003	14,372
System-wide restaurant counts	20,351	19,416	18,630

(a)	FX Impact for 2015 is for the BK segment only.
(b)	Segment depreciation and amortization consists of depreciation and amortization included in cost of sales and franchise and property expenses.
(c)	TH segment income for 2016 includes $12.2 million of cash distributions from equity method investments. TH segment income for 2015 excludes $0.5 million of acquisition accounting impact on cost of sales and includes $13.6 million of cash distributions received from equity method investments. TH segment income for 2014 excludes $11.8 million of acquisition accounting impact on cost of sales.
(d)	TH 2014 annual figures are shown for informational purposes only.

Comparable Sales Growth

TH global comparable sales growth of 2.5% for 2016 reflects growth in the breakfast, lunch, and dinner dayparts, with notable growth in the U.S.

BK global comparable sales growth of 2.3% for 2016 reflects strength in Latin America and the Caribbean and Asia Pacific, partially offset by softness in Europe, the Middle East and Africa and the U.S. and Canada.

Sales and Cost of Sales

Sales include TH supply chain sales and sales from Company restaurants. TH supply chain sales represent sales of products, supplies and restaurant equipment, other than equipment sales related to initial restaurant establishment or renovations that are shipped directly from our warehouses or by third-party distributors to restaurants or retailers, as well as sales to retailers. Sales from Company restaurants, including sales by our consolidated TH Restaurant VIEs (see Note 2 to the accompanying consolidated financial statements for additional information on Restaurant VIEs), represent restaurant-level sales to our guests.

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

During 2016, the increase in sales was driven by a $102.8 million increase in our TH segment, partially offset by a $1.9 million decrease in our BK segment and a $65.2 million unfavorable FX Impact. The increase in our TH segment was driven primarily by a $194.8 million increase in our supply chain sales as a result of system-wide sales growth of 5.2% and an increase in retail sales. These factors were partially offset by a $92.0 million decrease in our TH Company restaurant revenue resulting from the conversion of Restaurant VIEs to franchise restaurants.

During 2015, the increase in sales was driven primarily by the inclusion of $2,074.3 million of TH sales for a full year compared to $92.8 million in 2014.

During 2016, the decrease in cost of sales was driven primarily by a $28.9 million decrease in our TH segment, a $1.3 million decrease in our BK segment and a $52.0 million favorable FX Impact. The decrease in our TH segment was driven primarily by a $68.6 million decrease in Company restaurant cost of sales, primarily from the conversion of Restaurant VIEs to franchise restaurants. This factor was partially offset by an increase in TH supply chain cost of sales driven by the increase in supply chain sales described above, net of supply chain cost savings derived from effective cost management.

During 2015, the increase in cost of sales was driven primarily by the inclusion of $1,728.1 million of TH cost of sales for a full year compared to $92.1 million in 2014.

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

During 2016, the increase in franchise and property revenues was driven by a $73.5 million increase in our BK segment and a $33.4 million increase in our TH segment, partially offset by a $49.0 million unfavorable FX Impact. The increase in our BK segment was primarily due to a $61.5 million increase in royalties, driven by NRG and comparable sales growth, and a $16.2 million increase in franchise fees and other revenue, driven by an increase in initial franchise fees and renewal franchise fees. The increase in our TH segment was primarily due to a $23.2 million increase in royalties, driven by NRG and comparable sales growth, and a $16.2 million increase in property revenues, driven by new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of converting Restaurant VIEs to franchise restaurants. These factors were partially offset by a $6.0 million decrease in franchise fees and other revenue, driven by a decrease in sales of equipment packages.

During 2015, the increase in franchise and property revenues was driven by the inclusion of $882.6 million of TH franchise and property revenues for a full year compared to $50.8 million in 2014 and an $89.1 million increase in BK franchise and property revenues, partially offset by a $69.1 million unfavorable FX Impact. The increase in our BK segment was primarily due to a $75.6 million increase in royalties, driven by NRG and comparable sales growth, and a $13.7 million increase in franchise fees and other revenue, driven primarily by an increase in renewal franchise fees.

During 2016, the decrease in franchise and property expenses was driven by a $34.0 million decrease in our TH segment, a $3.7 million decrease in our BK segment and an $11.4 million favorable FX Impact. The decrease in our TH segment was driven primarily by a decrease in the costs related to sales of equipment packages and a decrease in bad debt expense. The decrease in our BK segment was driven primarily by a decrease in rent expense related to leases that were assigned to franchisees.

During 2015, the increase in franchise and property expenses was driven primarily by the inclusion of $360.7 million of TH franchise and property expenses for a full year compared to $26.1 million in 2014, partially offset by a $5.6 million decrease in our BK segment, primarily related to a decrease in property expenses, and $4.8 million favorable FX Impact.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were comprised of the following:

				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$	%	$	%
				Favorable / (Unfavorable)
TH Segment SG&A	$78.9	$93.2	$6.6	$14.3	15.3%	$(86.6)	NM
BK Segment SG&A	159.6	159.0	162.5	(0.6)	(0.4)%	3.5	2.2%
Share-based compensation and non-cash incentive compensation expense	42.0	51.8	37.3	9.8	18.9%	(14.5)	(38.9)%
Depreciation and amortization	21.7	17.0	14.0	(4.7)	(27.6)%	(3.0)	(21.4)%
Integration costs	16.4	—	—	(16.4)	NM	—	NM
TH transaction and restructuring costs	—	116.7	125.0	116.7	NM	8.3	6.6%

Selling, general and administrative expenses	$318.6	$437.7	$345.4	$119.1	27.2%	$(92.3)	(26.7)%

NM – Not Meaningful

Segment selling, general and administrative expenses (“Segment SG&A”) include segment selling expenses, which consist primarily of Company restaurant advertising fund contributions, and segment general and administrative expenses, which are comprised primarily of salary and employee-related costs for non-restaurant employees, professional fees, information technology systems and general overhead for our corporate offices.

During 2016, TH Segment SG&A decreased primarily due to a decrease in salaries and benefits, a decrease in selling expenses as a result of a decrease in advertising fund contributions driven by a decrease in the number of Restaurant VIEs from the prior year period and favorable FX Impact. During 2015, TH Segment SG&A increased primarily due to the inclusion of $93.2 million of TH Segment SG&A expenses for a full year in 2015 compared to $6.6 million in 2014. During 2015, BK Segment SG&A decreased primarily due to favorable FX Impact.

During 2016, the decrease in share-based compensation and non-cash incentive compensation expense was due primarily to a decrease of $10.6 million related to the remeasurement of liability-classified stock options to fair value, and a decrease of $6.6 million related to stock option modifications, partially offset by additional share-based awards granted during 2016. During 2015, we modified a portion of liability-classified awards that resulted in a change in classification of the awards from liability to equity and as such these modified awards are no longer being revalued after the modification date.

During 2015, the increase in share-based compensation and non-cash incentive compensation expense was primarily due to additional stock options granted during 2015, an increase of $4.0 million in non-cash incentive compensation and an increase of $6.1 million related to the remeasurement of awards to fair value that are liability-classified or granted to non-employees.

During 2016, the increase in depreciation and amortization expense is primarily due to higher depreciation related to information technology capital expenditures during 2015. During 2015, the increase in depreciation and amortization expense is primarily due to the inclusion of the TH business for a full year.

(Income) Loss from Equity Method Investments

(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees and basis difference amortization.

The change in (income) loss from equity method investments during 2016 was primarily driven by improved earnings for Carrols Restaurant Group, Inc., our largest equity method investment based on our carrying value, and Pangaea Foods (China) Holdings, Ltd.

The change in (income) loss from equity method investments during 2015 was primarily driven by losses for Carrols Restaurant Group, Inc., partially offset by earnings from TH equity method investments for a full year compared to a $0.3 million loss in 2014.

Other Operating Expenses (Income), net

Our other operating expenses (income), net were comprised of the following:

	2016	2015	2014
Net losses on disposal of assets, restaurant closures and refranchisings	$17.7	$22.0	$25.4
Litigation settlements and reserves, net	1.6	1.3	4.0
Net losses on derivatives	—	37.3	290.9
Net losses (gains) on foreign exchange	(20.1)	46.7	(3.8)
Other, net	0.1	(1.8)	10.9

Other operating expenses (income), net	$(0.7)	$105.5	$327.4

Net losses on disposal of assets, restaurant closures and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.

Net losses on derivatives during 2015 is primarily due to changes in fair value related to interest rate swaps not designated for hedge accounting. These interest rate swaps were settled during May 2015.

During 2014, we entered into foreign currency forward and foreign currency option contracts to hedge our exposure to the volatility of the Canadian dollar in connection with the cash portion of the purchase price of the Tim Hortons acquisition. We recorded a net loss on derivatives of $133.0 million related to the change in fair value on these instruments and an expense of $59.9 million related to the premium on the foreign currency option contracts. These instruments were settled in the fourth quarter of 2014. Additionally, as a result of discontinuing hedge accounting on our interest rate caps and interest rate swaps, we recognized a loss of $34.5 million related to the change in fair value related to both instruments and a net gain of $13.4 million related to the reclassification of amounts from accumulated other comprehensive income (loss) (“AOCI”) into earnings related to both instruments. These instruments were settled in the fourth quarter of 2014. Additionally, during the fourth quarter of 2014 we entered into a series of forward-starting interest rate swaps to economically hedge the variability in the interest payments associated with our Term Loan Facility (as defined below) and recorded a gain of $88.9 million related to the change in fair value related to these instruments. Lastly, during the fourth quarter of 2014 we entered into a series of cross-currency rate swaps to protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates and recorded a loss of $165.8 million related to the change in fair value on these instruments. See Note 11 to the accompanying consolidated financial statements for additional information about accounting for our derivative instruments.

Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.

Interest Expense, net

	2016	2015	2014
Interest expense, net	$466.9	$478.3	$279.7
Weighted average interest rate on long-term debt	5.1%	5.0%	6.0%

During 2016, interest expense, net decreased primarily in connection with a decrease in outstanding debt as a result of prepayments on our term loans in May 2015.

During 2015, interest expense, net increased primarily due to an increase in outstanding debt, partially offset by a reduction in our weighted average interest rate.

Loss on Early Extinguishment of Debt

During 2015, we recorded a $40.0 million loss on early extinguishment, which primarily reflects the write-off of unamortized debt issuance costs and unamortized discounts in connection with a prepayment of our Term Loan Facility (as defined below). Similarly, during 2014, we recorded a $155.4 million loss on early extinguishment of debt related to a refinancing of a previous credit facility and redemptions of previously outstanding notes. The loss reflects the write-off of unamortized debt issuance costs and discounts, commitment fees associated with a bridge loan related to the acquisition of Tim Hortons, and the payment of premiums to redeem the notes.

Income Tax Expense

Our effective income tax rate was 20.3% in 2016 and 24.1% in 2015, primarily due to the mix of income from multiple tax jurisdictions and differing tax rules applicable to certain subsidiaries outside Canada. Our effective income tax rate was a negative 6.0% in 2014, primarily due to the impact of the Transactions, including non-deductible transaction related costs, and the mix of income from multiple tax jurisdictions.

Net Income (Loss)

We reported net income of $955.9 million for 2016 compared to net income of $511.7 million in 2015, primarily as a result of a $474.5 million increase in income from operations, the non-recurrence of $40.0 million of loss on early extinguishment of debt and an $11.4 million decrease in interest expense, net, partially offset by a $81.7 million increase in income tax expense. The increase in operating income was driven primarily by a decrease in selling, general and administrative expenses, a decrease in other operating expenses (income), net, an increase in sales, a decrease in costs of sales, and a decrease in franchise and property expenses, as discussed above.

We reported net income of $511.7 million during 2015, compared to a net loss of $269.3 million during 2014, primarily as a result of a $1,011.1 million increase in income from operations and a decrease of $115.4 million in loss on early extinguishment of debt, partially offset by a $198.6 million increase in interest expense, net and a $146.9 million increase in income tax expense. The increase in income from operations was driven by an increase in sales, an increase in franchise and property revenues and a decrease in other operating expenses (income), net, partially offset by an increase in cost of sales, an increase in franchise and property expenses, and an increase in selling, general and administrative expenses, as discussed above.

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

	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
				Favorable / (Unfavorable)
Segment income:
TH	$1,072.3	$906.7	$34.9	$165.6	$871.8
BK	815.9	759.5	726.0	56.4	33.5

Adjusted EBITDA	1,888.2	1,666.2	760.9	222.0	905.3
Share-based compensation and non-cash incentive compensation expense	42.0	51.8	37.3	9.8	(14.5)
Acquisition accounting impact on cost of sales	—	0.5	11.8	0.5	11.3
Integration costs	16.4	—	—	(16.4)	—
TH transaction and restructuring costs	—	116.7	125.0	116.7	8.3
Impact of equity method investments (a)	(8.0)	17.7	9.5	25.7	(8.2)
Other operating expenses (income), net	(0.7)	105.5	327.4	106.2	221.9

EBITDA	1,838.5	1,374.0	249.9	464.5	1,124.1
Depreciation and amortization	171.8	181.8	68.8	10.0	(113.0)

Income from operations	1,666.7	1,192.2	181.1	474.5	1,011.1
Interest expense, net	466.9	478.3	279.7	11.4	(198.6)
Loss on early extinguishment of debt	—	40.0	155.4	40.0	115.4
Income tax expense	243.9	162.2	15.3	(81.7)	(146.9)

Net income (loss)	$955.9	$511.7	$(269.3)	$444.2	$781.0

(a)	Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

The increase in Adjusted EBITDA for 2016 reflects increases in segment income in our TH and BK segments. The increase in Adjusted EBITDA for 2015 primarily reflects consolidation of TH for a full year in 2015 and, to a lesser extent, an increase in segment income in our BK segment.

The increase in EBITDA for 2016 is primarily due to increases in segment income in our TH and BK segments, the non-recurrence of TH transaction and restructuring costs, favorable results from other operating expenses (income), net, favorable results from the impact of equity method investments, and a decrease in share-based compensation and non-cash incentive compensation, partially offset by integration costs recognized in the current period.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility (as defined below). We have used, and may in the future use, our liquidity to make required interest and/or principal payments, to pay dividends on Preferred Shares (as defined below), to repurchase our common shares, to repurchase Class B exchangeable limited partnership units (“Partnership exchangeable units”), to voluntarily prepay and repurchase our or one of our affiliate’s outstanding debt, to fund our investing activities and to pay dividends on our common shares and distributions on the Partnership exchangeable units. As a result of our borrowings, we are highly leveraged. Our liquidity requirements are significant, primarily due to debt service and the cash dividend requirements of our Preferred Shares.

At December 31, 2016, we had cash and cash equivalents of $1,460.4 million and working capital of $886.3 million. In addition, at December 31, 2016, we had borrowing availability of $498.5 million under our Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, dividends on Preferred Shares, debt service requirements and capital spending over the next twelve months.

At December 31, 2016, approximately 5% of our consolidated cash and cash equivalents balances were held in tax jurisdictions other than Canada and the U.S. Undistributed earnings of our foreign subsidiaries for periods prior to the Transactions are considered indefinitely reinvested for U.S. income tax purposes. Subsequent to the Transactions, we record a deferred tax liability for earnings of foreign subsidiaries with U.S. parent companies when such amounts are not considered permanently reinvested and would be subject to tax in the U.S. upon repatriation of cash.

On August 2, 2016, our board of directors approved a share repurchase authorization wherein RBI may purchase up to $300.0 million of our common shares through July 2021. Repurchases under the Company’s new authorization will be made in the open market or through privately negotiated transactions. In connection with the share repurchase authorization, on August 4, 2016 we announced that the Toronto Stock Exchange (the “TSX”) had accepted the notice of our intention to commence a normal course issuer bid. Under this normal course issuer bid, we are permitted to repurchase up to 18,085,962 common shares for the one-year period commencing on August 8, 2016 and ending on August 7, 2017, or earlier if we complete the repurchases prior to such date. Share repurchases under the normal course issuer bid will be made through the facilities of the TSX, the New York Stock Exchange (the “NYSE”) and/or other exchanges and alternative Canadian or foreign trading systems, if eligible, or by such other means as may be permitted by the TSX and/or the NYSE under applicable law. Shareholders may obtain a copy of the notice, free of charge, by contacting the Company. As of the date of this report, there have been no share repurchases under the normal course issuer bid.

Debt Instruments and Debt Service Requirements

Our long-term debt is comprised primarily of borrowings under our Credit Facilities, amounts outstanding under our 2015 Senior Notes, 2014 Senior Notes and Tim Hortons Notes (each as defined below), and obligations under capital leases. For further information about our long-term debt, see Note 8 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.

Credit Facilities

At December 31, 2016, two of our subsidiaries (the “Borrowers”) have a senior secured term loan facility maturing on December 12, 2021 (the “Term Loan Facility”) and a senior secured revolving credit facility of up to $500.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) maturing on December 12, 2019 (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). The interest rate applicable to the Credit Facilities is, at our option, either (i) a base rate plus an applicable margin equal to 1.75% in respect of the Term Loan Facility and 2.00% in respect of the Revolving Credit Facility, or (ii) a Eurocurrency rate plus an applicable margin equal to 2.75% in respect of the Term Loan Facility and ranging from 2.50% to 3.00%, depending on our leverage ratio, in respect of the Revolving Credit Facility. Borrowings are subject to a floor of 2.00% in the case of the base rate and to a floor of 1.00% in the case of Eurocurrency rate. We may prepay the Term Loan Facility in whole or in part at any time. Additionally, subject to certain exceptions, the Term Loan Facility may be subject to mandatory prepayments using (i) proceeds from non-ordinary course asset dispositions, (ii) proceeds from certain incurrences of debt or (iii) a portion of our annual excess cash flows based upon certain leverage ratios.

Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, to fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. We are also required to pay (i) letters of credit fees on the aggregate face amounts of outstanding letters of credit plus a fronting fee to the issuing bank and (ii) administration fees.

Obligations under the Credit Facilities are guaranteed on a senior secured basis, jointly and severally, by the direct parent company of one of the Borrowers and substantially all of its Canadian and U.S. subsidiaries, including Tim Hortons, Burger King and substantially all of their respective Canadian and U.S. subsidiaries (the “Credit Guarantors”). Amounts borrowed under the Credit Facilities are secured on a first priority basis by a perfected security interest in substantially all of the present and future property (subject to certain exceptions) of each Borrower and Credit Guarantor.

As of December 31, 2016, there was $5,046.1 million outstanding principal amount under the Term Loan Facility with an interest rate of 3.75%. The principal amount of the Term Loan Facility amortizes in quarterly installments equal to 0.25% of the aggregate principal amount of the Term Loan Facility (as of the May 2015 amendment), with the balance payable at maturity. Based on the amounts outstanding under the Term Loan Facility and the three-month LIBOR as of December 31, 2016, subject to a floor of 1.00%, required debt service for the next twelve months is estimated to be approximately $191.6 million in interest payments and $34.2 million in principal payments. In addition, as of December 31, 2016, net cash settlements that we expect to pay on our $2,500.0 million interest rate swap are estimated to be approximately $23.4 million for the next twelve months.

As of December 31, 2016, we had no amounts outstanding under the Revolving Credit Facility, had $1.5 million of letters of credit issued against the facility, and our borrowing availability was $498.5 million.

On February 17, 2017, we entered into the second amendment to our Credit Facilities (the “Second Amendment”). Under this Second Amendment, (i) the outstanding aggregate principal amount under our Term Loan Facility was decreased to $4,900.0 million as a result of a repayment of $146.1 million from cash on hand, (ii) the interest rate applicable to our Term Loan Facility was reduced to, at our option, either (a) a base rate plus an applicable margin equal to 1.25%, or (b) a Eurocurrency rate plus an applicable margin equal to 2.25%, (iii) the maturity of our Term Loan Facility was extended from December 12, 2021 to February 17, 2024, and (iv) the Borrowers and their subsidiaries were provided with additional flexibility under certain negative covenants, including incurrence of indebtedness, making of investments, dispositions and restricted payments, and prepayment of subordinated indebtedness. The Second Amendment does not contain any material changes to other terms of the Credit Facilities, except as described herein. We incurred approximately $14.1 million in fees related to the refinancing and we also expect to recognize debt extinguishment costs in the first quarter of 2017.

Senior Notes

The Borrowers are party to an indenture (the “2015 Senior Notes Indenture”) in connection with the issuance of $1,250.0 million of 4.625% first lien senior notes due January 15, 2022 (the “2015 Senior Notes”). The Borrowers are also party to an indenture (the “2014 Senior Notes Indenture”) in connection with the issuance of $2,250.0 million of 6.00% second lien secured notes due April 1, 2022 (the “2014 Senior Notes”). No principal payments are due on the 2015 Senior Notes or 2014 Senior Notes until maturity and interest is paid semi-annually.

Obligations under the 2015 Senior Notes and 2014 Senior Notes are guaranteed on a senior secured basis, jointly and severally, by the Borrowers and substantially all of the Borrowers’ Canadian and U.S. subsidiaries (the “Note Guarantors”). The 2015 Senior Notes are first lien senior secured obligations and rank equal in right of payment with all of the existing and future senior debt of the Borrowers and Note Guarantors, including borrowings and guarantees of the Credit Facilities. The 2014 Senior Notes are second lien senior secured obligations.

Our 2015 Senior Notes and 2014 Senior Notes may be redeemed in whole or in part, on or after October 1, 2017, at the redemption prices set forth in the corresponding indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 2015 Senior Note Indenture and 2014 Senior Note Indenture also contain optional redemption provisions related to tender offers, change of control and equity offerings, among others.

Based on the amounts outstanding at December 31, 2016, required debt service for the next twelve months on the 2015 Senior Notes and 2014 Senior Notes is $57.8 million and $135.0 million, respectively, in interest payments.

Tim Hortons Notes

Tim Hortons Notes comprise three series of senior notes: (i) C$48.0 million of series 1 notes, due June 1, 2017 bearing interest at 4.20%, (ii) C$2.6 million of series 2 notes, due December 1, 2023, bearing interest at 4.52%, and (iii) C$3.9 million of series 3 notes, due April 1, 2019, bearing interest at 2.85% (collectively, the “Tim Hortons Notes”). No principal payments are due until maturity. Based on the amounts outstanding at December 31, 2016, required debt service for the next twelve months on the Tim Hortons Notes is C$1.1 million in interest payments and C$47.4 million in principal payments.

Restrictions and Covenants

Our Credit Facilities, 2015 Senior Notes Indenture, 2014 Senior Notes Indenture and the Tim Hortons Notes indentures contain a number of customary affirmative and negative covenants that, among other things, limit or restrict the ability of the Company and certain of our subsidiaries to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make investments, loans and advances; pay or modify the terms of certain indebtedness; engage in certain transactions with affiliates. In addition, the Borrowers are not permitted to exceed a first lien senior secured leverage ratio of 6.50 to 1.00 when, as of the end of any fiscal quarter, the sum of (i) the amount of letters of credit outstanding exceeding $50.0 million (other than those that are cash collateralized); (ii) outstanding amounts under the Revolving Credit Facility and (iii) outstanding amounts of swing line loans, exceeds 30% of the commitments under the Revolving Credit Facility.

The restrictions under the Credit Facilities, the 2015 Senior Notes Indenture, the 2014 Senior Notes Indenture and the Tim Hortons Notes indentures have resulted in substantially all of our consolidated assets being restricted.

As of December 31, 2016, we were in compliance with all debt covenants under the Credit Facilities, 2015 Senior Notes Indenture and 2014 Senior Notes Indenture and the indenture covering the Tim Hortons Notes, and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.

Preferred Shares

In connection with the Transactions, Berkshire Hathaway Inc. (“Berkshire”) and the Company entered into a Securities Purchase Agreement pursuant to which National Indemnity Company, a wholly-owned subsidiary of Berkshire, purchased 68,530,939 Class A 9.0% cumulative compounding perpetual voting preferred shares (the “Preferred Shares”). Our articles provide that the maximum number of Preferred Shares that we are authorized to issue is limited to 68,530,939 Preferred Shares, which is the number of Preferred Shares issued to National Indemnity Company in connection with the Transactions and now outstanding.

The holder of the Preferred Shares is entitled to receive, as and when declared by our board of directors, cumulative cash dividends at an annual rate of 9.0% on the amount of the purchase price of $43.775848 per Preferred Share, payable quarterly in arrears (“regular quarterly dividends”). Such dividends accrue daily on a cumulative basis, whether or not declared by our board of directors. While our board of directors has declared, and we have paid, regular quarterly dividends on our Preferred Shares every quarter since the three months ended March 31, 2015, the board can elect not to declare such dividends in the future and, in such event, additional dividends will accrue on any past due dividends as set forth below.

For each fiscal year of the Company during which any Preferred Shares are outstanding, beginning with the 2017 fiscal year, in addition to the regular quarterly dividends, we may be required to pay to the holder of the Preferred Shares an additional amount (a “make-whole dividend”). The amount of the make-whole dividend is determined by a formula designed to ensure that on an after-tax basis, the net amount of the dividends received by the holder on the Preferred Shares from the original issue date is the same as it would have been had we been a U.S. corporation. The make-whole dividend can be paid, at our option, in cash, common shares or a combination of both. If, however, the common shares issued to the holder would be “restricted securities” within the meaning of Rule 144(a)(3) of the Securities Act, then the resale of such common shares must be covered by an effective registration statement. In addition, any common shares so issued will be valued for purposes of the make-whole dividend at 97% of the average volume weighted average price of our common shares over each of the five consecutive trading days prior to the delivery of such shares. The make-whole dividend is payable not later than 75 days after the close of each fiscal year starting with the 2017 fiscal year. The right to receive the make-whole dividend shall terminate if and at the time that 100% of the outstanding Preferred Shares are no longer held by Berkshire or any one of its subsidiaries; provided, however, that in the event of a redemption of Preferred Shares or a liquidation, dissolution or winding up of our affairs, a final make-whole dividend for the year of redemption or liquidation will be computed and paid with respect to all Preferred Shares subject to the redemption, and in the case of a liquidation, with respect to all Preferred Shares.

If any regular quarterly dividend or make-whole dividend is not paid in full on the scheduled payment date or the required payment date, as applicable (the unpaid portion, “past due dividends”), additional cash dividends (“additional dividends”) shall accrue daily on a cumulative basis on past due dividends at an annual rate of 9.0%, compounded quarterly, whether or not such additional dividends are declared by our board of directors, until the date the same are declared by our board of directors and paid in cash to the holders of the Preferred Shares.

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

The Preferred Shares may be redeemed at our option, in whole or in part, at any time on and after December 12, 2017, which is the third anniversary of their original issue date. After the tenth anniversary of the original issue date, holders of not less than a majority of the outstanding Preferred Shares may cause us to redeem the Preferred Shares. The redemption price, in either case, is $48.109657 per Preferred Share, plus accrued and unpaid dividends, including any unpaid make-whole dividend and any additional dividends. Holders of Preferred Shares also hold a contingently exercisable option to cause us to redeem their Preferred Shares at the redemption price in the event of certain triggering events. In the event that a triggering event is announced, the holders of not less than a majority of the Preferred Shares may require us, to the fullest extent permitted by law, to redeem all of the outstanding Preferred Shares of such holders at a price equal to the redemption price for each redeemed share on the date of the consummation of the triggering event. For this purpose, a “triggering event” means the occurrence of one or more of the following: (i) the acquisition of the Company by another entity by means of any transaction or series of transactions (including, without limitation, any merger, amalgamation, arrangement, consolidation or reorganization) if the Company’s shareholders constituted immediately prior to such transaction or series of related transactions hold less than 50% of the voting power of the surviving or acquiring entity; (ii) the closing of the transfer, in one transaction or a series of related transactions, to a person or entity (or a group of persons or entities) of the Company’s securities if, after such closing, the Company’s shareholders constituted immediately prior to such transaction or series of related transactions hold less than 50% of the voting power of the Company or its successor; or (iii) a sale, license or other disposition (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company. Since the redemption features are not solely within the control of the Company, the Preferred Shares are classified as temporary equity. Once a Preferred Share has been redeemed and all payments and dividends to the holder have been made in full, it must be cancelled and may not be reissued.

The Preferred Shares are subject to restrictions on transfer. Berkshire has agreed in the Securities Purchase Agreement that, until the fifth anniversary of the closing of the Transactions, it may not transfer the Preferred Shares without the consent of the holders of at least 25% of our common shares (except to a subsidiary in which it owns at least 80% of the equity interests). On or after such fifth anniversary, Berkshire (or any such subsidiary) may transfer the Preferred Shares provided that any such transfer must be in minimum increments of at least $600.0 million of aggregate liquidation value.

Cash Dividends

On February 13, 2017, our board of directors declared a cash dividend of $0.98 per Preferred Share, for a total dividend of $67.5 million which will be paid to the holder of the Preferred Shares on April 3, 2017. The dividend on the Preferred Shares includes the amount due for the first calendar quarter of 2017. We expect to make quarterly dividend payments of $67.5 million ($270.0 million per year) on the Preferred Shares. The quarterly dividend on the Preferred Shares is due on April 1st, July 1st, October 1st and January 1st of each year or the first business day thereafter.

On February 13, 2017, our board of directors declared a dividend of $0.18 per common share, which will be paid on April 4, 2017 to common shareholders of record on March 3, 2017. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.18 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.

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

Outstanding Security Data

As of February 9, 2017, we had outstanding 234,635,326 common shares, 68,530,939 Preferred Shares and one special voting share. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of the Company, holders of our common shares vote together as a single class with the Preferred Shares and the special voting share except as otherwise provided by law. For information on our share-based compensation and our outstanding equity awards, see Note 14 to the accompanying consolidated financial statements in Part II, Item 8 of our Annual Report.

There were 226,932,923 Partnership exchangeable units outstanding as of February 9, 2017. Since December 12, 2015, the holders of Partnership exchangeable units have had the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership to determine to settle any such exchange for a cash payment in lieu of our common shares.

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $1,269.0 million in 2016, compared to $1,204.8 million in 2015. The increase in cash provided by operating activities was driven by an increase in net income, excluding non-cash adjustments, partially offset by changes in working capital and the reclassification of restricted cash to cash and cash equivalents during 2015.

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

Investing Activities

Cash provided by investing activities was $26.9 million in 2016, compared to cash used for investing activities of $61.5 million in 2015. The change in investing activities was driven primarily by a decrease in capital expenditures.

Cash used for investing activities was $61.5 million in 2015, compared to cash used in investing activities of $7,790.8 million in 2014. The change in investing activities was driven primarily as a result of the acquisition of Tim Hortons in 2014 and payments for the settlement/sale of derivatives in 2014, partially offset by an increase in capital expenditures in 2015.

Financing Activities

Cash used for financing activities was $590.9 million in 2016, compared to $2,115.2 million in 2015. The decrease in cash used for financing activities was driven primarily by a decrease in long-term debt payments, which were partially funded in 2015 by proceeds from the issuance of the 2015 Senior Notes, and cash used in 2015 to fund the repurchase of Partnership exchangeable units and pay financing costs, partially offset by an increase in dividend payments in 2016.

Cash used for financing activities was $2,115.2 million in 2015, compared to cash provided by financing activities of $8,565.6 million in 2014. The cash used for financing activities in 2015 was driven primarily by a $1,550.0 million prepayment of our Term Loan Facility, the redemption of a portion of the Tim Hortons Notes, the repurchase of Partnership exchangeable units and dividend payments on common shares and Preferred Shares, partially offset by proceeds from the offering of the 2015 Senior Notes. Cash provided by financing activities in 2014 was primarily a result of borrowings under our Term Loan Facility, the issuance of the Preferred Shares and the issuance of the 2014 Senior Notes to fund the Transactions, partially offset by a principal prepayment of our Term Loan Facility, and redemptions of previously outstanding notes as a result of the Transactions, payments for financing costs and an increase in dividend payments.

Contractual Obligations and Commitments

Our significant contractual obligations and commitments as of December 31, 2016 are shown in the following table.

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Credit Facilities, including interest (a)(b)	$5,991.0	$227.7	$483.8	$5,279.5	$—
2015 Senior Notes, including interest	1,541.4	57.8	115.6	115.6	1,252.4
2014 Senior Notes, including interest	2,992.5	135.0	270.0	270.0	2,317.5
Tim Hortons Notes, including interest	41.5	36.0	3.2	0.2	2.1
Other long-term debt	85.4	4.8	11.2	12.3	57.1
Preferred Shares dividends and redemption	5,457.0	270.0	540.0	540.0	4,107.0
Operating lease obligations	1,451.0	164.2	289.0	235.1	762.7
Purchase commitments (c)	663.5	582.0	67.6	11.9	2.0
Capital lease obligations	355.3	33.7	62.3	55.0	204.3

Total	$18,578.6	$1,511.2	$1,842.7	$6,519.6	$8,705.1

(a)	We have estimated our interest payments through the maturity of our Credit Facilities based on the three-month LIBOR as of December 31, 2016.
(b)	The contractual obligations under our Credit Facilities do not reflect the changes in principal, interest rate and maturity under the Second Amendment described under Liquidity and Capital Resources.
(c)	Includes open purchase orders, as well as commitments to purchase certain food ingredients and advertising expenditures, and obligations related to information technology and service agreements.

We have not included in the contractual obligations table approximately $267.9 million of gross liabilities for unrecognized tax benefits relating to various tax positions we have taken. These liabilities may increase or decrease over time primarily as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. For additional information on unrecognized tax benefits see Note 10 to the consolidated financial statements included in this Form 10-K.

Other Commercial Commitments and Off-Balance Sheet Arrangements

From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of December 31, 2016, there were $76.9 million of loans outstanding to Burger King franchisees that we had guaranteed under seven such programs, with additional franchisee borrowing capacity of approximately $273.8 million remaining. Our maximum guarantee liability under these seven programs is limited to an aggregate of $41.8 million, assuming full utilization of all borrowing capacity. We record a liability in the period the loans are funded and the maximum term of the guarantee is approximately ten years. As of December 31, 2016, the liability reflecting the fair value of these guarantee obligations was $1.6 million. As of December 31, 2016, there were no significant guarantees in connection with Tim Hortons franchisee loans. No significant payments have been made by us in connection with these guarantees through December 31, 2016.

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

We consider our critical accounting policies and estimates to be as follows based on the high degree of judgment or complexity in their application:

Goodwill and Intangible Assets Not Subject to Amortization

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in connection with the Transactions and the 2010 acquisition of Burger King Holdings, Inc. by 3G. Our indefinite-lived intangible assets consist of the Tim Hortons brand and the Burger King brand (each a “Brand” and together, the “Brands”). Goodwill and the Brands are tested for impairment at least annually as of October 1 of each year and more often if an event occurs or circumstances change, which indicate impairment might exist. Our annual impairment tests of goodwill and the Brands may be completed through qualitative assessments. We may elect to bypass the qualitative assessment and proceed directly to a two-step quantitative impairment test, for any reporting unit or either Brand, in any period. We can resume the qualitative assessment for any reporting unit or Brand in any subsequent period.

Under a qualitative approach, our impairment review for goodwill consists of an assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. If we elect to bypass the qualitative assessment for any reporting units, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of a reporting unit exceeds its fair value, we perform a two-step quantitative goodwill impairment test. The first step requires us to estimate the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying amount, the estimated fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value. We use an income approach to estimate a reporting unit’s fair value, which discounts the reporting unit’s projected cash flows using a discount rate we determine. We make significant assumptions when estimating a reporting unit’s projected cash flows, including revenue, driven primarily by net restaurant growth, comparable sales growth and average royalty rates, general and administrative expenses, capital expenditures and income tax rates.

Under a qualitative approach, our impairment review for the Brands consists of an assessment of whether it is more-likely-than-not that a Brand’s fair value is less than its carrying amount. If we elect to bypass the qualitative assessment for either Brand, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of a Brand exceeds its fair value, we estimate the fair value of the Brand and compare it to its carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized in an amount equal to that excess. We use an income approach to estimate a Brand’s fair value, which discounts the projected Brand-related cash flows using a discount rate we determine. We make significant assumptions when estimating Brand-related cash flows, including system-wide sales, driven by net restaurant growth and comparable sales growth, average royalty rates, brand maintenance costs and income tax rates.

We completed our impairment tests for goodwill and the Brands as of October 1, 2016, 2015 and 2014 and no impairment resulted. During 2015, we elected to perform a quantitative impairment review of goodwill for all of our reporting units and the Brands. The estimates and assumptions we use to estimate fair values when performing quantitative assessments are highly subjective judgments based on the Company’s experience and knowledge of its operations. Significant changes in the assumptions used in our analysis could result in an impairment charge related to goodwill and/or the Brands. Circumstances that could result in changes to future estimates and assumptions include, but are not limited to, expectations of lower system-wide sales growth, which can be caused by a variety of factors, increases in income tax rates and increases in discount rates. Based on the annual goodwill impairment test performed in 2016, the fair value of one reporting unit with approximately 3% of consolidated goodwill was not substantially in excess of its carrying amount.

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

Accounting for Income Taxes

We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carry-forwards. When considered necessary, we record a valuation allowance to reduce deferred tax assets to the balance that is more-likely-than-not to be realized. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance.

We file income tax returns, including returns for our subsidiaries, with federal, provincial, state, local and foreign jurisdictions. We are subject to routine examination by taxing authorities in these jurisdictions. We apply a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate available evidence to determine if it appears more-likely-than-not that an uncertain tax position will be sustained on an audit by a taxing authority, based solely on the technical merits of the tax position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settling the uncertain tax position.

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

At December 31, 2016, approximately 5% of our consolidated cash and cash equivalents balances were held in tax jurisdictions other than Canada and the U.S. Undistributed earnings of our foreign subsidiaries for periods prior to the Transactions are considered indefinitely reinvested for U.S. income tax purposes. Subsequent to the Transactions, we record a deferred tax liability for earnings of foreign subsidiaries with U.S. parent companies when such amounts are not considered permanently reinvested and would be subject to tax in the U.S. upon repatriation of cash.

We use an estimate of the annual effective income tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective income tax rate is calculated at year-end.

See Note 10 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for additional information about accounting for income taxes.

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

If we need to assess the recoverability of our equity method investments, we will make assumptions regarding estimated future cash flows and other factors. Some of these assumptions, including revenue, driven primarily by net restaurant growth, comparable sales growth, general and administrative expenses, capital expenditures and income tax rates, will involve a high degree of judgment and also bear a significant impact on the assessment conclusions. We will formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge.

New Accounting Pronouncements

See Note 2, “Significant Accounting Policies – New Accounting Pronouncements,” in the notes to the accompanying consolidated financial statements for a discussion of new accounting pronouncements.

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

We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. We have entered into cross-currency rate swaps to hedge a portion of our net investment in such foreign operations against adverse movements in foreign currency exchange rates. We designated cross-currency rate swaps with a notional value of $5,000.0 million between Canadian dollar and U.S. dollar and cross-currency rate swaps with a notional value of $1,200.0 million between the Euro and U.S. dollar, as net investment hedges of a portion of our equity in foreign operations in those currencies. The fair value of the cross-currency rate swaps is calculated each period with changes in the fair value of these instruments reported in AOCI to economically offset the change in the value of the net investment in these designated foreign operations driven by changes in foreign currency exchange rates. The net fair value of these derivative instruments was an asset of $717.9 million as of December 31, 2016. The unrealized gains, net of tax, related to these derivative instruments included in AOCI totaled $585.5 million as of December 31, 2016. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.

We use forward currency contracts to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee and certain intercompany purchases, made by our TH Canadian operations. However, for a variety of reasons, we do not hedge our revenue exposure in other currencies. Therefore, we are exposed to volatility in those other currencies, and this volatility may differ from period to period. As a result, the foreign currency impact on our operating results for one period may not be indicative of future results.

During 2016, income from operations would have decreased or increased approximately $114.6 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volumes. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.

Interest Rate Risk

We are exposed to changes in interest rates related to our Term Loan Facility and Revolving Credit Facility, which bear interest at LIBOR/EURIBOR plus a spread, subject to a LIBOR/EURIBOR floor. Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in LIBOR/EURIBOR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps. We account for these derivatives as cash flow hedges, and as such, the effective portion of unrealized changes in market value has been recorded in AOCI and is reclassified to earnings during the period in which the hedge transaction affects earnings. At December 31, 2016, we had a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on $2,500.0 million of our Term Loan Facility beginning May 28, 2015, through the expiration of the final swap on March 31, 2021. The notional value of the swaps is $2,500.0 million.

Based on the portion of our variable rate debt balance in excess of the notional amount of the interest rate swaps and the three-month LIBOR as of December 31, 2016, a hypothetical 1.00% increase in the three-month LIBOR would increase our annual interest expense by approximately $25.4 million.

Commodity Price Risk

We purchase certain products, which are subject to price volatility that is caused by weather, market conditions and other factors that are not considered predictable or within our control. However, in our TH business, we employ various purchasing and pricing contract techniques, such as setting fixed prices for periods of up to one year with suppliers, in an effort to minimize volatility of certain of these commodities. Given that we purchase a significant amount of green coffee, we typically have purchase commitments fixing the price for a minimum of six to twelve months depending upon prevailing market conditions. We also typically hedge against the risk of foreign exchange on green coffee prices.

We occasionally take forward pricing positions through our suppliers to manage commodity prices. As a result, we purchase commodities and other products at market prices, which fluctuate on a daily basis and may differ between different geographic regions, where local regulations may affect the volatility of commodity prices.

We do not make use of financial instruments to hedge commodity prices. As we make purchases beyond our current commitments, we may be subject to higher commodity prices depending upon prevailing market conditions at such time. Generally, increases and decreases in commodity costs are largely passed through to franchisee owners, resulting in higher or lower revenues and higher or lower costs of sales from our business. These changes may impact margins as many of these products are typically priced based on a fixed-dollar mark-up. We and our franchisees have some ability to increase product pricing to offset a rise in commodity prices, subject to acceptance by franchisees and guests.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation did not have a material impact on our operations in 2016, 2015 or 2014. However, severe increases in inflation could affect the global, Canadian and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. If several of the various costs in our business experience inflation at the same time, such as commodity price increases beyond our ability to control and increased labor costs, we and our franchisees may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.

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

Summary of Economic and Voting Rights

The Partnership exchangeable units are intended to provide economic rights that are substantially equivalent, and voting rights with respect to the Company that are equivalent, to the corresponding rights afforded to holders of our common shares. Under the terms of the partnership agreement, the rights, privileges, restrictions and conditions attaching to the Partnership exchangeable units include the following:

•	The Partnership exchangeable units are exchangeable at any time, at the option of the holder (the “exchange right”), on a one-for-one basis for common shares of the Company (the “exchanged shares”), subject to our right as the general partner (subject to the approval of the conflicts committee in certain circumstances) to determine to settle any such exchange for a cash payment in lieu of our common shares. If we elect to make a cash payment in lieu of issuing common shares, the amount of the cash payment will be the weighted average trading price of the common shares on the NYSE for the 20 consecutive trading days ending on the last business day prior to the exchange date (the “exchangeable units cash amount”). Written notice of the determination of the form of consideration shall be given to the holder of the Partnership exchangeable units exercising the exchange right no later than ten business days prior to the exchange date.

•	If a dividend or distribution has been declared and is payable in respect of a common share of the Company, Partnership will make a distribution in respect of each Partnership exchangeable unit in an amount equal to the dividend or distribution in respect of a common share. The record date and payment date for distributions on the Partnership exchangeable units will be the same as the relevant record date and payment date for the dividends or distributions on our common shares.

•	If we issue any common shares in the form of a dividend or distribution on the common shares of the Company, Partnership will issue to each holder of Partnership exchangeable units, in respect of each exchangeable unit held by such holder, a number of Partnership exchangeable units equal to the number of common shares issued in respect of each common share.

•	If we issue or distribute rights, options or warrants or other securities or assets of the Company to all or substantially all of the holders of our common shares, Partnership is required to make a corresponding distribution to holders of the Partnership exchangeable units.

•	No subdivision or combination of our outstanding common shares is permitted unless a corresponding subdivision or combination of Partnership exchangeable units is made.

•	We and our board of directors are prohibited from proposing or recommending an offer for our common shares or for the Partnership exchangeable units unless the holders of the Partnership exchangeable units and the holders of common shares are entitled to participate to the same extent and on equitably equivalent basis.

•	Upon a dissolution and liquidation of Partnership, if Partnership exchangeable units remain outstanding and have not been exchanged for our common shares, then the distribution of the assets of Partnership between holders of our common shares and holders of Partnership exchangeable units will be made on a pro rata basis based on the numbers of common shares and Partnership exchangeable units outstanding. Assets distributable to holders of Partnership exchangeable units will be distributed directly to such holders. Assets distributable in respect of our common shares will be distributed to us. Prior to this pro rata distribution, Partnership is required to pay to us sufficient amounts to fund our expenses or other obligations (to the extent related to our role as the general partner or our business and affairs that are conducted through Partnership or its subsidiaries) to ensure that any property and cash distributed to us in respect of the common shares will be available for distribution to holders of common shares in an amount per share equal to distributions in respect of each Partnership exchangeable unit. The terms of the Partnership exchangeable units do not provide for an automatic exchange of Partnership exchangeable units into common shares of the Company upon a dissolution or liquidation of Partnership or the Company.

•	Approval of holders of the Partnership exchangeable units is required for an action (such as an amendment to the partnership agreement) that would affect the economic rights of a Partnership exchangeable unit relative to a common share of the Company.

•	The holders of Partnership exchangeable units are indirectly entitled to vote in respect of matters on which holders of our common shares are entitled to vote, including in respect of the election of our directors, through a special voting share of the Company. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. The trustee will exercise each vote attached to the special voting share only as directed by the relevant holder of Partnership exchangeable units and, in the absence of instructions from a holder of an exchangeable unit as to voting, will not exercise those votes. Except as otherwise required by the partnership agreement, voting trust agreement or applicable law, the holders of the Partnership exchangeable units are not directly entitled to receive notice of or to attend any meeting of the unitholders of Partnership or to vote at any such meeting.

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

Mandatory Exchange

Partnership may cause a mandatory exchange of the outstanding Partnership exchangeable units into the Company’s common shares in the event that (1) at any time there remain outstanding fewer than 5% of the number of Partnership exchangeable units outstanding as of the effective time of the Merger (other than Partnership exchangeable units held by the Company and its subsidiaries and as such number of Partnership exchangeable units may be adjusted in accordance with the partnership agreement); (2) any one of the following occurs: (i) any person, firm or corporation acquires directly or indirectly any voting security of the Company and immediately after such acquisition, the acquirer has voting securities representing more than 50% of the total voting power of all the then outstanding voting securities of the Company on a fully diluted basis, (ii) the shareholders of the Company shall approve a merger, consolidation, recapitalization or reorganization of the Company, other than any transaction which would result in the holders of outstanding voting securities of the Company immediately prior to such transaction having at least a majority of the total voting power represented by the voting securities of the surviving entity outstanding immediately after such transaction, with the voting power of each such continuing holder relative to other continuing holders not being altered substantially in the transaction; or (iii) the shareholders of the Company shall approve a plan of complete liquidation of the Company or an agreement for the sale or disposition of the Company of all or substantially all of the Company’s assets, provided that, in each case, the Company, in its capacity as the general partner of Partnership, determines, in good faith and in its sole discretion, that such transaction involves a bona fide third-party and is not for the primary purpose of causing the exchange of the exchangeable units in connection with such transaction; or (3) a matter arises in respect of which applicable law provides holders of Partnership exchangeable units with a vote as holders of units of Partnership in order to approve or disapprove, as applicable, any change to, or in the rights of the holders of, the Partnership exchangeable units, where the approval or disapproval, as applicable, of such change would be required to maintain the economic equivalence of the Partnership exchangeable units and the common shares of the Company, and the holders of the Partnership exchangeable units fail to take the necessary action at a meeting or other vote of holders of Partnership exchangeable units to approve or disapprove, as applicable, such matter in order to maintain economic equivalence of the Partnership exchangeable units and the common shares of the Company.

Special Note Regarding Forward-Looking Statements

Certain information contained in our Annual Report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of the Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) our ability to become one of the most efficient franchised QSR operators in the world; (ii) the benefits of our fully franchised business model; (iii) the domestic and international growth opportunities for the Tim Hortons and Burger King brands, both in existing and new markets, including through area representative and area development agreements; (iv) our ability to accelerate international development through joint venture structures and master franchise and development agreements and the impact on future growth and profitability of our brands; (v) the impact of our strategies on same store sales, the growth of our Burger King and Tim Hortons brands and our profitability; (vi) our financial strength based on our combined brands and potential for future growth and operating efficiencies; (vii) the correlation between our sales, guest traffic and profitability to consumer discretionary spending and the factors that influence spending; (viii) our ability to drive traffic, expand our customer base and allow restaurants to expand into new dayparts through new product innovation; (ix) the benefits accrued from sharing and leveraging best practices among our Burger King and Tim Hortons brands; (x) the drivers of the long-term success for and competitive position of both of our brands as well as increased sales and profitability of our franchisees; (xi) the impact of our cost management initiatives at both of our brands; (xii) the continued use of certain franchise incentives and their impact on our financial results; (xiii) the impact of our modern image remodel initiative; (xiv) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, the source of liquidity needed to satisfy such obligations, and our ability to meet such obligations; (xv) our exposure to changes in interest rates and foreign currency exchange rates and the impact of changes in interest rates and foreign currency exchange rates on the amount of our interest payments, future earnings and cash flows; (xvi) our tax positions and their compliance with applicable tax laws; (xvii) certain accounting and tax matters; (xviii) the impact of inflation on our results of operations; (xix) the impact of governmental regulation on our business and financial and operational results; (xx) the adequacy of our facilities to meet our current requirements; and (xxi) our future financial and operational results.

These forward looking statements represent management’s expectations as of the date hereof. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our relationship with, and the success of, our franchisees and risks related to our fully franchised business model; (4) the effectiveness of our marketing and advertising programs and franchisee support of these programs; (5) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (6) our ability to successfully implement our domestic and international growth strategy for both of our brands and risks related to our international operations; (7) our reliance on master franchisees and subfranchisees to accelerate restaurant growth; (8) the ability of the counterparties to our credit facilities’ and derivatives’ to fulfill their commitments and/or obligations; and (9) changes in applicable tax laws or interpretations thereof.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Restaurant Brands International Inc.:

We have audited the accompanying consolidated balance sheets of Restaurant Brands International Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Restaurant Brands International Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Restaurant Brands International Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Miami, Florida

February 17, 2017

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Restaurant Brands International Inc.:

We have audited Restaurant Brands International Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Restaurant Brands International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Restaurant Brands International Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 17, 2017 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Miami, Florida

February 17, 2017

Certified Public Accountants

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,460.4	$757.8
Accounts and notes receivable, net of allowance of $14.3 million and $14.2 million, respectively	403.5	422.0
Inventories, net	71.8	81.3
Advertising fund restricted assets	57.7	57.5
Prepaids and other current assets	103.6	50.9

Total current assets	2,097.0	1,369.5

Property and equipment, net of accumulated depreciation and amortization of $474.5 million and $339.3 million, respectively	2,054.7	2,150.6
Intangible assets, net	9,228.0	9,147.8
Goodwill	4,675.1	4,574.4
Net investment in property leased to franchisees	91.9	117.2
Derivative assets	717.9	830.9
Other assets, net	260.3	220.7

Total assets	$19,124.9	$18,411.1

LIABILITIES, REDEEMABLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$369.8	$361.5
Other accrued liabilities	469.3	441.3
Gift card liability	194.4	168.5
Advertising fund liabilities	83.3	93.6
Current portion of long term debt and capital leases	93.9	56.1

Total current liabilities	1,210.7	1,121.0

Term debt, net of current portion	8,410.2	8,462.3
Capital leases, net of current portion	218.4	203.4
Other liabilities, net	784.9	795.9
Deferred income taxes, net	1,715.1	1,618.8

Total liabilities	12,339.3	12,201.4

Commitments and contingencies (Note 17)
Redeemable preferred shares; no par value; 68,530,939 shares authorized, issued and outstanding at December 31, 2016 and December 31, 2015	3,297.0	3,297.0

Shareholders’ equity:
Common shares, no par value; unlimited shares authorized at December 31, 2016 and 2015; 234,236,678 shares issued and outstanding at December 31, 2016; 225,707,588 shares issued and outstanding at December 31, 2015	1,955.1	1,824.5
Retained earnings	445.7	245.8
Accumulated other comprehensive income (loss)	(698.3)	(733.7)

Total Restaurant Brands International Inc. shareholders’ equity	1,702.5	1,336.6
Noncontrolling interests	1,786.1	1,576.1

Total shareholders’ equity	3,488.6	2,912.7

Total liabilities, redeemable preferred shares and shareholders’ equity	$19,124.9	$18,411.1

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board of Directors:

By:	/s/ Alexandre Behring	By:	/s/ Paul J. Fribourg
	Alexandre Behring, Executive Chairman		Paul J. Fribourg, Director

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In millions of U.S. dollars, except per share data)

	2016	2015	2014
Revenues:
Sales	$2,204.7	$2,169.0	$167.4
Franchise and property revenues	1,941.1	1,883.2	1,031.4

Total revenues	4,145.8	4,052.2	1,198.8
Cost of sales	1,727.3	1,809.5	156.4
Franchise and property expenses	454.1	503.2	179.0
Selling, general and administrative expenses	318.6	437.7	345.4
(Income) loss from equity method investments	(20.2)	4.1	9.5
Other operating expenses (income), net	(0.7)	105.5	327.4

Total operating costs and expenses	2,479.1	2,860.0	1,017.7

Income from operations	1,666.7	1,192.2	181.1
Interest expense, net	466.9	478.3	279.7
Loss on early extinguishment of debt	—	40.0	155.4

Income (loss) before income taxes	1,199.8	673.9	(254.0)
Income tax expense	243.9	162.2	15.3

Net income (loss)	955.9	511.7	(269.3)

Net income (loss) attributable to noncontrolling interests (Note 13)	340.3	136.6	(430.7)
Preferred shares dividends	270.0	271.2	13.8
Accretion of preferred shares to redemption value	—	—	546.4

Net income (loss) attributable to common shareholders	$345.6	$103.9	$(398.8)

Earnings (loss) per common share:
Basic	$1.48	$0.51	$(1.16)
Diluted	$1.45	$0.50	$(2.32)
Weighted average shares outstanding:
Basic	232.9	203.5	343.7
Diluted	470.0	476.0	358.2
Dividends per common share	$0.62	$0.44	$0.30

See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In millions of U.S. dollars)

	2016	2015	2014
Net income (loss)	$955.9	$511.7	$(269.3)

Foreign currency translation adjustment	224.4	(1,830.8)	(219.1)
Net change in fair value of net investment hedges, net of tax of $(12.3), $(111.7), and $(20.9)	(99.3)	686.8	45.4
Net change in fair value of cash flow hedges, net of tax of $7.2, $29.0, and $57.6	(20.3)	(81.0)	(98.7)
Amounts reclassified to earnings of cash flow hedges, net of tax of $(5.6), $(7.5), and $2.7	15.7	19.8	(4.1)
Pension and post-retirement benefit plans, net of tax of $0.7, $7.0, and $12.3	(6.5)	(13.8)	(23.8)
Amortization of prior service (credits) costs, net of tax of $1.1, $1.1, and $1.1	(1.8)	(1.8)	(1.8)
Amortization of actuarial (gains) losses, net of tax of $(0.2), $(1.1), and $0.0	0.2	1.5	(1.0)

Other comprehensive income (loss)	112.4	(1,219.3)	(303.1)

Comprehensive income (loss)	1,068.3	(707.6)	(572.4)
Comprehensive income (loss) attributable to noncontrolling interests	398.5	(552.8)	(457.9)
Comprehensive income attributable to preferred shareholders	270.0	271.2	560.2

Comprehensive income (loss) attributable to common shareholders	$399.8	$(426.0)	$(674.7)

See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(In millions of U.S. dollars, except per share data)

	Issued Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total
	Shares	Amount
Balances at December 31, 2013	352.2	$3.5	$1,239.9	$225.5	$54.6	$(7.3)	$—	$1,516.2
Stock option exercises	0.1	—	0.4	—	—	—	—	0.4
Share-based compensation	—	—	25.8	—	—	—	—	25.8
Issuance of shares	0.1	—	3.3	—	—	—	—	3.3
Dividends paid on common shares	—	—	—	(105.6)	—	—	—	(105.6)
Retirement of treasury stock	(0.3)	—	(7.3)	—	—	7.3	—	—
Transfer of additional paid-in capital balance to common shares	—	1,262.1	(1,262.1)	—	—	—	—	—
Transfers to noncontrolling interests	(265.0)	(3,003.0)	—	(28.5)	113.5	—	2,918.0	—
Issuance of warrant	—	247.6	—	—	—	—	—	247.6
Accretion of preferred shares to redemption value	—	(538.4)	—	(8.0)	—	—	—	(546.4)
Preferred share dividends	—	—	—	(13.8)	—	—	—	(13.8)
Issuance of 106,565,335 shares from acquisition of Tim Hortons	106.6	3,783.1	—	—	—	—	—	3,783.1
Noncontrolling interest from acquisition of Tim Hortons	—	—	—	—	—	—	1.1	1.1
Exercise of warrant	8.4	0.1	—	—	—	—	—	0.1
Net income (loss)	—	—	—	161.4	—	—	(430.7)	(269.3)
Other comprehensive income (loss)	—	—	—	—	(275.9)	—	(27.2)	(303.1)

Balances at December 31, 2014	202.1	$1,755.0	$—	$231.0	$(107.8)	$—	$2,461.2	$4,339.4
Stock option exercises	0.3	4.9	—	—	—	—	—	4.9
Stock option tax benefits	—	0.5	—	—	—	—	—	0.5
Share-based compensation	—	33.0	—	—	—	—	—	33.0
Issuance of shares	0.1	6.9	—	—	—	—	—	6.9
Modification of equity awards	—	10.2	—	—	—	—	—	10.2
Dividends declared on common shares	—	—	—	(89.1)	—	—	—	(89.1)
Distributions declared by Partnership on partnership exchangeable units (Note 13)	—	—	—	—	—	—	(116.6)	(116.6)
Preferred share dividends	—	—	—	(271.2)	—	—	—	(271.2)
Repurchase of Partnership exchangeable units	—	(213.6)	—	—	(25.0)	—	(55.1)	(293.7)
Exchange of Partnership exchangeable units for RBI common shares	23.2	227.6	—	—	(71.0)	—	(156.6)	—
Restaurant VIE distributions	—	—	—	—	—	—	(4.0)	(4.0)
Net income	—	—	—	375.1	—	—	136.6	511.7
Other comprehensive income (loss)	—	—	—	—	(529.9)	—	(689.4)	(1,219.3)

Balances at December 31, 2015	225.7	$1,824.5	$—	$245.8	$(733.7)	$—	$1,576.1	$2,912.7
Stock option exercises	1.5	13.7	—	—	—	—	—	13.7
Stock option tax benefits	—	8.6	—	—	—	—	—	8.6
Share-based compensation	—	33.5	—	—	—	—	—	33.5
Issuance of shares	0.3	7.6	—	—	—	—	—	7.6
Dividends declared on common shares	—	—	—	(144.8)	—	—	—	(144.8)
Dividend equivalents declared on restricted stock units	—	0.9	—	(0.9)	—	—	—	—
Distributions declared by Partnership on partnership exchangeable units (Note 13)	—	—	—	—	—	—	(140.9)	(140.9)
Preferred share dividends	—	—	—	(270.0)	—	—	—	(270.0)
Exchange of Partnership exchangeable units for RBI common shares	6.7	66.3	—	—	(18.8)	—	(47.5)	—
Restaurant VIE distributions	—	—	—	—	—	—	(0.1)	(0.1)
Net income	—	—	—	615.6	—	—	340.3	955.9
Other comprehensive income (loss)	—	—	—	—	54.2	—	58.2	112.4

Balances at December 31, 2016	234.2	$1,955.1	$—	$445.7	$(698.3)	$—	$1,786.1	$3,488.6

See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$955.9	$511.7	$(269.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	172.1	182.0	68.8
Loss on early extinguishment of debt	—	40.0	127.3
Amortization of deferred financing costs and debt issuance discount	38.9	34.9	60.2
(Income) loss from equity method investments	(20.2)	4.1	9.5
Loss (gain) on remeasurement of foreign denominated transactions	(20.1)	37.0	(6.2)
Net losses on derivatives	21.3	53.6	297.5
Share-based compensation expense	35.1	50.8	43.1
Deferred income taxes	80.1	(32.3)	(61.9)
Other	3.5	9.6	27.4
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Restricted cash and cash equivalents	—	79.2	(36.4)
Accounts and notes receivable	(15.8)	(26.5)	(24.5)
Inventories and prepaids and other current assets	7.7	9.2	(24.1)
Accounts and drafts payable	27.5	191.2	(17.9)
Advertising fund restricted assets and fund liabilities	(10.1)	32.9	(35.9)
Other accrued liabilities and gift card liability	(1.2)	56.2	123.1
Other long-term assets and liabilities	(5.7)	(28.8)	(21.4)

Net cash provided by operating activities	1,269.0	1,204.8	259.3

Cash flows from investing activities:
Payments for property and equipment	(33.7)	(115.3)	(30.9)
Proceeds (payments) from disposal of assets, restaurant closures and refranchisings	30.0	19.6	(7.8)
Net payment for purchase of Tim Hortons, net of cash acquired	—	—	(7,374.7)
Return of investment on direct financing leases	16.6	16.3	15.5
Settlement/sale of derivatives, net	11.0	14.2	(388.9)
Other investing activities, net	3.0	3.7	(4.0)

Net cash provided by (used for) investing activities	26.9	(61.5)	(7,790.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,250.0	8,932.5
Proceeds from issuance of preferred shares, net	—	—	2,998.2
Repayments of long-term debt and capital leases	(69.7)	(2,627.8)	(3,102.0)
Payment of financing costs	—	(81.3)	(158.0)
Payment of dividends on common and preferred shares and distributions on Partnership exchangeable units	(538.1)	(362.4)	(105.6)
Repurchase of Partnership exchangeable units	—	(293.7)	—
Proceeds from stock option/warrant exercises	13.7	3.0	0.5
Excess tax benefits from share-based compensation	8.6	0.5	—
Other financing activities, net	(5.4)	(3.5)	—

Net cash provided by (used for) financing activities	(590.9)	(2,115.2)	8,565.6

Effect of exchange rates on cash and cash equivalents	(2.4)	(73.5)	(17.8)
Increase (decrease) in cash and cash equivalents	702.6	(1,045.4)	1,016.3
Cash and cash equivalents at beginning of period	757.8	1,803.2	786.9

Cash and cash equivalents at end of period	$1,460.4	$757.8	$1,803.2

Supplemental cashflow disclosures:
Interest paid	$407.1	$408.3	$199.9
Income taxes paid	$159.3	$208.3	$35.2
Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$32.1	$16.7	$—

See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Description of Business and Organization

Description of Business

Restaurant Brands International Inc. (the “Company”, “we”, “us” or “our”) was formed on August 25, 2014 and continued under the laws of Canada. The Company serves as the sole general partner of Restaurant Brands International Limited Partnership (the “Partnership”), and pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended, is a successor issuer to Burger King Worldwide, Inc. We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons”), and fast food hamburger restaurants principally under the Burger King® brand (“Burger King”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants, and operate in more than 100 countries and U.S. territories. Approximately 100% of current Tim Hortons and Burger King system-wide restaurants are franchised. The following table outlines our restaurant count, by brand and consolidated, as of the dates indicated.

	December 31,
Number of system-wide restaurants:	2016	2015	2014
Tim Hortons	4,613	4,413	4,258
Burger King	15,738	15,003	14,372

Total system-wide restaurants	20,351	19,416	18,630

All references to “$” or “dollars” are to the currency of the United States unless otherwise indicated. All references to Canadian dollars or C$ are to the currency of Canada unless otherwise indicated.

On December 12, 2014, a series of transactions (the “Transactions”) were completed resulting in Burger King Worldwide, Inc. and The TDL Group Corp. (f/k/a Tim Hortons ULC and Tim Hortons Inc.) becoming indirect subsidiaries of the Company and Partnership. The following unaudited consolidated pro forma summary has been prepared by adjusting our historical data to give effect to the Transactions as if Tim Hortons was consolidated for all of 2014 (in millions, except per share amounts):

Pro Forma (Unaudited)	2014
Total Revenues	$4,221.6
Net income	301.7
Net income attributable to noncontrolling interests	20.7

Net income attributable to Restaurant Brands International Inc.	281.0

Preferred shares dividends	270.0

Net income attributable to common shareholders	$11.0

Earnings per common share - basic and diluted	$0.06

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

Note 2. Significant Accounting Policies

Basis of Presentation

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) and related rules and regulations of the U.S. Securities and Exchange Commission requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Fiscal Year

We operate on a monthly calendar, with a fiscal year that ends on December 31. Prior to December 31, 2015, the fiscal year of our Tim Hortons subsidiaries ended on the Sunday nearest to December 31, which was December 28 in 2014. The effect of changing the fiscal year of our Tim Hortons subsidiaries during 2015 did not have a material impact on our consolidated results of operations, financial position or cash flows.

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of entities in which we have a controlling financial interest, the usual condition of which is ownership of a majority voting interest. All material intercompany balances and transactions have been eliminated in consolidation. Investments in other affiliates that are owned 50% or less where we have significant influence are accounted for by the equity method.

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

We also consider for consolidation entities in which we have certain interests, where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. Our maximum exposure to loss resulting from involvement with VIEs is attributable to accounts and notes receivable balances, outstanding loan guarantees and future lease payments, where applicable.

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

As of December 31, 2016 and 2015, we determined that we are the primary beneficiary of 96 and 141 Restaurant VIEs, respectively, and accordingly, have consolidated the financial results of operations, assets and liabilities, and cash flows of these Restaurant VIEs in the Company’s consolidated financial statements. Material intercompany accounts and transactions have been eliminated in consolidation.

Assets and liabilities related to consolidated VIEs are not significant to our total consolidated assets and liabilities. Liabilities recognized as a result of consolidating these VIEs do not necessarily represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims by our creditors as they are not legally included within our general assets.

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements have been reclassified in order to be comparable with the current year classifications. These reclassifications had no effect on previously reported net income.

Foreign Currency Translation and Transaction Gains and Losses

Our functional currency is the U.S. dollar, since our redeemable preferred shares (see Note 12, Redeemable Preferred Shares) and related preferred dividends, our term loan and senior secured notes are denominated in U.S. dollars, and the principal market for our common shares is the U.S. The functional currency of each of our operating subsidiaries is generally the currency of the economic environment in which the subsidiary primarily does business. Our foreign subsidiaries’ financial statements are translated into U.S. dollar using the foreign exchange rates applicable to the dates of the financial statements. Assets and liabilities are translated using the end-of-period spot foreign exchange rates. Income, expenses and cash flows are translated at the average foreign exchange rates for each period. Equity accounts are translated at historical foreign exchange rates. The effects of these translation adjustments are reported as a component of accumulated other comprehensive income (loss) (“AOCI”) in the consolidated statements of shareholders’ equity.

For any transaction that is denominated in a currency different from the entity’s functional currency, we record a gain or loss based on the difference between the foreign exchange rate at the transaction date and the foreign exchange rate at the transaction settlement date (or rate at period end, if unsettled) which is included within other operating expenses (income), net in the consolidated statements of operations.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less and credit card receivables are considered cash equivalents.

Inventories

Inventories are carried at the lower of cost or net realizable value and consist primarily of raw materials such as green coffee beans and finished goods such as new equipment, parts, paper supplies and restaurant food items. The moving average method is used to determine the cost of raw material and finished goods inventories held for sale to Tim Hortons franchisees.

Property and Equipment, net

We record property and equipment at historical cost less accumulated depreciation and amortization, which is recognized using the straight-line method over the following estimated useful lives: (i) buildings and improvements – up to 40 years; (ii) restaurant equipment – up to 18 years; (iii) furniture, fixtures and other – up to 10 years; (iv) manufacturing equipment – up to 30 years; and (v) capital leases – up to 40 years or lease term. Leasehold improvements to properties where we are the lessee are amortized over the lesser of the remaining term of the lease or the estimated useful life of the improvement.

We are considered to be the owner of certain restaurants leased from unrelated lessors because Tim Hortons constructed some of the structural elements of those restaurants. Accordingly, lessors’ contributions to the construction costs of these restaurants was recognized as other debt, and was $83.2 million and $85.2 million at December 31, 2016 and 2015, respectively.

Major improvements are capitalized, while maintenance and repairs are expensed when incurred.

Leases

We define lease term as the initial term of a lease plus any renewals covered by bargain renewal options or that are reasonably assured of exercise because non-renewal would create an economic penalty, plus any periods that the lessee has use of the property but is not charged rent by a landlord (rent holiday). We record rental income and rental expense for operating leases on a straight-line basis over the lease term, net of any applicable lease incentive amortization. Contingent rental income is recognized on an accrual basis as earned.

Assets we acquire as lessee under capital leases are stated at the lower of the present value of future minimum lease payments or fair market value at the date of inception of the lease. Capital lease assets are depreciated using the straight-line method over the shorter of the useful life of the asset or the underlying lease term.

We also have net investments in properties leased to franchisees, which meet the criteria of direct financing leases. Investments in direct financing leases are recorded on a net basis, consisting of the gross investment and residual value in the lease, less unearned income. Earned income on direct financing leases is recognized when earned and collectability is reasonably assured. Unearned income is recognized over the lease term yielding a constant periodic rate of return on the net investment in the lease. Direct financing leases are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable based on the payment history under the lease.

We have recorded favorable and unfavorable operating leases in connection with the acquisition method of accounting. We amortize favorable and unfavorable leases on a straight-line basis over the remaining term of the leases, as determined at the acquisition date.

Goodwill and Intangible Assets Not Subject to Amortization

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in connection with the Transactions and the 2010 acquisition of Burger King Holdings, Inc. by 3G Capital Partners Ltd. Our indefinite-lived intangible assets consist of the Tim Hortons brand and the Burger King brand (each a “Brand” and together, the “Brands”). Goodwill and the Brands are tested for impairment at least annually as of October 1 of each year and more often if an event occurs or circumstances change, which indicate impairment might exist. Our annual impairment tests of goodwill and the Brands may be completed through qualitative assessments. We may elect to bypass the qualitative assessment and proceed directly to a two-step quantitative impairment test, for any reporting unit or either Brand, in any period. We can resume the qualitative assessment for any reporting unit or Brand in any subsequent period.

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

We completed our impairment tests for goodwill and the Brands as of October 1, 2016, 2015 and 2014 and no impairment resulted.

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets subject to amortization, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Some of the events or changes in circumstances that would trigger an impairment review include, but are not limited to, bankruptcy proceedings or other significant financial distress of a lessee; significant negative industry or economic trends; knowledge of transactions involving the sale of similar property at amounts below the carrying value; or our expectation to dispose of long-lived assets before the end of their estimated useful lives. The impairment test for long-lived assets requires us to assess the recoverability of long-lived assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from use and eventual disposition of the assets. Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. If the net carrying value of a group of long-lived assets exceeds the sum of related undiscounted estimated future cash flows, we record an impairment charge equal to the excess, if any, of the net carrying value over fair value.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) (“OCI”) refers to revenues, expenses, gains and losses that are included in comprehensive income (loss), but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. Our other comprehensive income (loss) is comprised of unrealized gains and losses on foreign currency translation adjustments, unrealized gains and losses on hedging activity, net of tax, and minimum pension liability adjustments, net of tax.

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

When applying hedge accounting, we designate at a derivative’s inception, the specific assets, liabilities or future commitments being hedged, and to assess the hedge’s effectiveness at inception and on an ongoing basis. We discontinue hedge accounting when: (i) we determine that the cash flow derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designation of the derivatives as a hedge instrument is no longer appropriate. We do not enter into or hold derivatives for speculative purposes.

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

The carrying amounts for cash and equivalents, accounts and notes receivable and accounts and drafts payable approximate fair value based on the short-term nature of these amounts.

We carry all of our derivatives at fair value and value them using various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates, which are Level 2 inputs. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or us. For disclosures about the fair value measurements of our derivative instruments, see Note 11, Derivatives.

The fair value of variable rate term debt is estimated using inputs based on bid and offer prices that are Level 2 inputs and was $8.77 billion and $8.67 billion at December 31, 2016 and 2015, respectively, compared to a principal carrying amount of $8.59 billion on the same dates.

The determinations of fair values of certain tangible and intangible assets for purposes of the application of the acquisition method of accounting to the acquisition of Tim Hortons were based upon Level 3 inputs. The determination of fair values of our reporting units and the determination of the fair value of the Brands for impairment testing using a quantitative approach during 2016 and 2015 were based upon Level 3 inputs.

Revenue Recognition

Sales include supply chain sales and sales from Company restaurants, which are presented net of any related sales tax. Supply chain sales represent sales of products, supplies and restaurant equipment, other than equipment sales related to initial restaurant establishment or renovations that are shipped directly from our warehouses or by third-party distributors to restaurants or retailers, as well as sales to retailers. Revenues from supply chain sales are recognized upon delivery. Sales at Company restaurants (including Restaurant VIEs) represent restaurant-level sales to our guests and are recognized at the point of sale.

Franchise and property revenues include franchise revenues, consisting primarily of royalties, initial and renewal franchise fees paid by franchisees, revenues derived from equipment sales at establishment of a restaurant and in connection with a restaurant renewal or renovation, and property revenues from properties we lease or sublease to franchisees.

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

Deferred Financing Costs

Deferred financing costs are amortized over the term of the related debt agreement into interest expense using the effective interest method.

Advertising and Promotional Costs

Company restaurants and franchise restaurants contribute to advertising funds that our subsidiaries manage in the United States and Canada and certain other international markets. The advertising funds expense the production costs of advertising when the advertisements are first aired or displayed. All other advertising and promotional costs are expensed in the period incurred. Under our franchise agreements, advertising contributions received from franchisees must be spent on advertising, product development, marketing and related activities. Since we act as an agent for these specifically designated contributions, the revenues and expenses of the advertising funds are generally netted in our consolidated statements of operations.

Advertising expense, which primarily consists of advertising contributions by Company restaurants (including Restaurant VIEs) based on a percentage of gross sales, totaled $5.5 million for 2016, $13.7 million for 2015, and $2.4 million for 2014 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes

Amounts in the financial statements related to income taxes are calculated using the principles of Accounting Standards Codification (“ASC”) 740, Income Taxes. Under these principles, deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes, as well as tax credit carry-forwards and loss carry-forwards. These deferred taxes are measured by applying currently enacted tax rates. A deferred tax asset is recognized when it is considered more-likely-than-not to be realized. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in income in the year in which the law is enacted. A valuation allowance reduces deferred tax assets when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

Income tax benefits credited to equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not affect earnings. These benefits are principally generated from employee exercises of nonqualified stock options and settlement of restricted stock awards.

We recognize positions taken or expected to be taken in a tax return in the financial statements when it is more-likely-than-not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement.

Translation gains and losses resulting from the remeasurement of foreign deferred tax assets or liabilities denominated in a currency other than the functional currency are classified as other operating expenses (income), net in the consolidated statements of operations.

Share-based Compensation

Compensation expense related to the issuance of share-based awards to our employees is measured at fair value on the grant date. We use the Black-Scholes option pricing model to value stock options. The compensation expense for awards that vest over a future service period is recognized over the requisite service period on a straight-line basis, adjusted for estimated forfeitures of awards that are not expected to vest. The compensation expense for awards that do not require future service is recognized immediately. Upon the end of the service period, compensation expense is adjusted to account for the actual forfeiture rate. Cash settled share-based awards are classified as liabilities and are re-measured at the end of each reporting period. The compensation expense for awards that contain performance conditions is recognized when it is probable that the performance conditions will be achieved.

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

New Accounting Pronouncements

Revenue Recognition – In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In August 2015, the FASB deferred adoption of the new standard by one year. Several updates have been issued since to clarify the implementation guidance. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and is now effective commencing in 2018. The guidance allows for either a full retrospective or modified retrospective transition method. We have not yet selected a transition method.

We have performed a preliminary analysis of the impact of the new revenue recognition guidance and developed a comprehensive plan to guide the implementation. The project plan includes analyzing the impact on our current revenue streams, comparing our historical accounting policies to the new guidance, and identifying potential differences from applying the requirements of the new guidance to our contracts. Under current accounting guidance, we recognize initial franchise fees when we have performed all material obligations and services, which generally occurs when the franchised restaurant opens. Under the new guidance, we anticipate deferring the initial franchise fees and recognizing revenue over the term of the related franchise agreement. We anticipate that the new guidance will also change our reporting of advertising fund contributions from franchisees and the related advertising expenditures, which are currently reported on a net basis in our consolidated statements of operations. Under the current guidance, as of the balance sheet date, advertising fund contributions received may not equal advertising expenditures for the period due to the timing of promotions. To the extent that contributions received exceeded advertising expenditures, the excess contributions are treated as a deferred liability. To the extent that advertising expenditures temporarily exceeded advertising fund contributions, the difference is recorded as a receivable from the fund. Under the new guidance, we anticipate advertising fund contributions from franchisees and advertising fund expenditures will be reported on a gross basis and the related advertising fund revenues and expenses may be reported in different periods.

We anticipate that estimated breakage income on gift cards will be recognized as gift cards are utilized instead of our current policy of deferring the breakage income until it is deemed remote the unused gift card balance will be redeemed. We do not believe this guidance will materially impact our recognition of revenue from Company restaurant sales, our recognition of royalty revenues from franchisees, or our recognition of revenues from property rentals. We are continuing to evaluate the impact the adoption of this guidance will have on the recognition of revenue from other sources.

Lease Accounting – In February 2016, the FASB issued new guidance on leases. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months, as well as enhanced disclosures. The amendment requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach and is effective commencing in 2019. We expect this new guidance to cause a material increase to our assets and liabilities on our consolidated balance sheet since the Company has a significant number of operating lease arrangements for which we are the lessee. We are currently evaluating the impact that adoption of this guidance will have on our consolidated statements of operations. The impact of this accounting standards update is non-cash in nature. As such, we do not expect the adoption of this new guidance to have a material impact on the Company’s cash flows and liquidity.

Derivative Contract Novations on Existing Hedges – In March 2016, the FASB issued an accounting standards update that clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under existing accounting guidance does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments are effective for 2017 and can be applied either prospectively or retrospectively on a modified basis. We do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements.

Equity Method Accounting – In March 2016, the FASB issued an accounting standards update which eliminates the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in level of ownership interest or degree of influence. The amendment requires prospective adoption and is effective commencing in 2017. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

Employee Share-Based Payment Accounting – In March 2016, the FASB issued an accounting standards update to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as statement of cash flows presentation. The transition requirement is mostly modified retrospective, with the exception of recognition of excess tax benefits and tax deficiencies which requires prospective adoption. The amendments are effective for 2017. The adoption of this accounting standards update will result in an increase to our diluted weighted average shares outstanding, as well as recognition of excess tax benefits as a reduction in the provision for income taxes rather than an addition to additional paid-in capital, as required by current accounting guidance. We will continue to estimate forfeitures instead of accounting for them as they occur as permitted by the new standard. We do not expect the adoption of other provisions of this new guidance to have an impact on our consolidated financial statements.

Classification of Certain Cash Receipts and Cash Payments – In August 2016, the FASB issued an accounting standards update to reduce the existing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for 2018. We do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements.

Intra-Entity Transfers of Assets Other Than Inventory – In October 2016, the FASB issued guidance amending the accounting for income taxes. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The amendment is effective for 2018. We are currently evaluating the impact that the adoption of this accounting standards update will have on our consolidated financial statements.

Goodwill Impairment – In January 2017, the FASB issued guidance to simplify how an entity measures goodwill impairment by removing the second step of the two-step quantitative goodwill impairment test. An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured at the amount by which the carrying value exceeds the fair value of a reporting unit. An entity still has the option to perform a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. The amendment requires prospective adoption and is effective commencing in 2020. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

Note 3. Earnings per Share

For the period of January 1, 2014 through December 11, 2014, prior to the Transactions, our equity reflected 100% ownership by Burger King Worldwide, Inc. shareholders. For 2016, 2015 and the period from December 12, 2014 through December 31, 2014, our equity reflected a controlling interest through Company common shares. Additionally, beginning on December 12, 2014, an economic interest in Partnership common equity is held by the holders of the Class B exchangeable limited partnership units of Partnership (the “Partnership exchangeable units”) reflected as a noncontrolling interest in our equity. See Note 13, Shareholders’ Equity.

Basic and diluted earnings per share is computed using the weighted average number of shares outstanding for Burger King Worldwide, Inc. shareholders for the period of January 1, 2014 through December 11, 2014, and the Company’s shareholders for the period from December 12, 2014 through December 31, 2014, 2015 and 2016. We apply the treasury stock method to determine the dilutive weighted average common shares represented by Partnership exchangeable units and outstanding stock options, unless the effect of their inclusion is anti-dilutive. The diluted earnings per share calculation assumes conversion of 100% of the Partnership exchangeable units under the “if converted” method. Accordingly, the numerator is also adjusted to include the earnings allocated to the holders of noncontrolling interests.

The following table summarizes the basic and diluted earnings per share calculations (in millions, except per share amounts):

	2016	2015	2014
Numerator:
Net income (loss) attributable to common shareholders - basic	$345.6	$103.9	$(398.8)
Add: Net income (loss) attributable to noncontrolling interests	336.8	133.2	(430.7)

Net income (loss) available to common shareholders and noncontrolling interests - diluted	$682.4	$237.1	$(829.5)

Denominator:
Weighted average common shares - basic	232.9	203.5	343.7
Exchange of noncontrolling interests for common shares (Note 13)	227.8	263.5	14.5
Effect of other dilutive securities (a)	9.3	9.0	—

Weighted average common shares - diluted	470.0	476.0	358.2

Basic earnings (loss) per share	$1.48	$0.51	$(1.16)
Diluted earnings (loss) per share	$1.45	$0.50	$(2.32)
Anti-dilutive securities outstanding	5.7	5.0	21.3

(a)	There is no effect of other dilutive securities for the year ended December 31, 2014 because a net loss was reported during this period causing any potentially dilutive securities to be anti-dilutive. Therefore, 21.3 million shares of potentially dilutive securities were excluded in the calculation of diluted earnings (loss) per share since their impact would have been anti-dilutive.

Note 4. Property and Equipment, net

Property and equipment, net, consist of the following (in millions):

	As of December 31,
	2016	2015
Land	$957.2	$969.6
Buildings and improvements	1,089.4	1,055.6
Restaurant equipment	109.3	118.8
Furniture, fixtures, and other	147.8	120.3
Capital leases	210.3	180.3
Construction in progress	15.2	45.3

	2,529.2	2,489.9
Accumulated depreciation and amortization	(474.5)	(339.3)

Property and equipment, net	$2,054.7	$2,150.6

Depreciation and amortization expense on property and equipment totaled $144.1 million for 2016, $154.9 million for 2015 and $51.2 million for 2014.

Included in our property and equipment, net at December 31, 2016 and 2015 are $166.6 million and $152.8 million, respectively, of assets leased under capital leases (mostly buildings and improvements), net of accumulated depreciation and amortization of $43.7 million and $27.5 million, respectively.

Note 5. Intangible Assets, net and Goodwill

Intangible assets, net and goodwill consist of the following (in millions):

	As of December 31,						Weighted Average Life as of December 31, 2016
	2016			2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$655.1	$(132.4)	$522.7	$653.0	$(106.8)	$546.2	20.5 Years
Favorable leases	436.0	(149.7)	286.3	436.5	(107.5)	329.0	9.9 Years

Subtotal	1,091.1	(282.1)	809.0	1,089.5	(214.3)	875.2	16.8 Years

Indefinite lived intangible assets:
Tim Hortons brand	$6,341.6	$—	$6,341.6	$6,175.4	$—	$6,175.4
Burger King brand	2,077.4	—	2,077.4	2,097.2	—	2,097.2

Subtotal	8,419.0	—	8,419.0	8,272.6	—	8,272.6

Intangible assets, net			$9,228.0			$9,147.8

Goodwill
Tim Hortons segment	$4,087.8			$3,988.1
Burger King segment	587.3			586.3

Total	$4,675.1			$4,574.4

Amortization expense on intangible assets totaled $71.9 million for 2016, $78.3 million for 2015, and $35.9 million for 2014. The change in the Brands and goodwill balances during 2016 and 2015 was due to foreign currency translation.

As of December 31, 2016, the estimated future amortization expense on identifiable assets subject to amortization is as follows (in millions):

Twelve-months ended December 31,	Amount
2017	$67.8
2018	64.5
2019	60.9
2020	55.9
2021	51.1
Thereafter	508.8

Total	$809.0

Note 6. Equity Method Investments

The aggregate carrying amount of our equity method investments was $151.1 million and $139.0 million as of December 31, 2016 and 2015, respectively, and is included within other assets, net in our consolidated balance sheets. Select information about our most significant equity method investments, based on the carrying value as of December 31, 2016, was as follows:

Entity	Country	Equity Interest
TIMWEN Partnership	Canada	50.00%
Carrols Restaurant Group, Inc.	United States	20.81%
Pangaea Foods (China) Holdings, Ltd.	China	27.50%

With respect to our Tim Hortons (“TH”) business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $11.3 million and $12.7 million during 2016 and 2015, respectively.

The aggregate market value of our equity interest in Carrols Restaurant Group, Inc. (“Carrols”) – the most significant equity investment to our Burger King (“BK”) business, based on the quoted market price on December 31, 2016, is approximately $143.6 million. No quoted market prices are available for our other equity method investments.

With respect to our BK operations, most of the entities in which we have an equity interest own or franchise Burger King restaurants. Franchise and property revenue recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	2016	2015	2014
Revenues from affiliates:
Franchise royalties	$131.7	$93.2	$88.5
Property revenues	27.8	27.7	29.2
Franchise fees and other revenue	19.6	13.1	11.3

Total	$179.1	$134.0	$129.0

We recognized $19.6 million and $20.8 million of contingent rent expense associated to the TIMWEN Partnership during 2016 and 2015, respectively. Contingent rent expense associated to this joint venture was not significant during 2014.

At December 31, 2016 and 2015, we had $25.7 million and $23.9 million, respectively, of accounts receivable from our equity method investments which were recorded in accounts and notes receivable, net in our consolidated balance sheets.

(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees and basis difference amortization. We recorded increases to the carrying value of our equity method investment balances and non-cash dilution gains in the amounts of $11.6 million, $10.9 million and $5.8 million during 2016, 2015, and 2014, respectively. The dilution gains resulted from the issuance of capital stock by our equity method investees, which reduced our ownership interests in these equity method investments. The dilution gains we recorded in connection with the issuance of capital stock reflect adjustments to the differences between the amount of underlying equity in the net assets of equity method investees before and after their issuance of capital stock.

Note 7. Other Accrued Liabilities and Other Liabilities

Other accrued liabilities (current) and other liabilities, net (non-current) consist of the following (in millions):

	As of December 31,
	2016	2015
Current:
Dividend payable	$146.1	$128.3
Interest payable	63.3	63.1
Accrued compensation and benefits	60.5	62.5
Taxes payable - current	43.3	46.9
Deferred income - current	54.7	33.5
Closed property reserve	11.0	14.0
Other	90.4	93.0

Other accrued liabilities	$469.3	$441.3

Non-current:
Unfavorable leases	$275.8	$322.0
Taxes payable - noncurrent	252.2	236.7
Accrued pension	82.9	80.2
Derivatives liabilities - noncurrent	55.1	47.3
Lease liability - noncurrent	27.2	29.5
Deferred income - noncurrent	27.1	23.7
Other	64.6	56.5

Other liabilities, net	$784.9	$795.9

Note 8. Long-Term Debt

Long-term debt consist of the following (in millions):

	As of December 31,
	2016	2015
Term Loan Facility	$5,046.1	$5,097.7
2015 Senior Notes	1,250.0	1,250.0
2014 Senior Notes	2,250.0	2,250.0
Tim Hortons Notes (a)	40.6	39.4
Other	85.4	88.5
Less: unamortized deferred financing costs and deferred issuance discount	(187.1)	(224.3)

Total debt, net	8,485.0	8,501.3
Less: current maturities of debt	(74.8)	(39.0)

Total long-term debt, net of current portion	$8,410.2	$8,462.3

(a)	Tim Hortons Notes comprise three series of senior notes: (i) C$48.0 million of series 1 notes, due June 1, 2017 bearing interest at 4.20%, (ii) C$2.6 million of series 2 notes, due December 1, 2023, bearing interest at 4.52%, and (iii) C$3.9 million of series 3 notes, due April 1, 2019, bearing interest at 2.85%. No principal payments are due until maturity.

Credit Facilities

At December 31, 2016, two of our subsidiaries (the “Borrowers”) have a senior secured term loan facility maturing on December 12, 2021 (the “Term Loan Facility”) and a senior secured revolving credit facility of up to $500.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) maturing on December 12, 2019 (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). We may prepay the Term Loan Facility in whole or in part at any time. Additionally, subject to certain exceptions, the Term Loan Facility may be subject to mandatory prepayments using (i) proceeds from non-ordinary course asset dispositions, (ii) proceeds from certain incurrences of debt or (iii) a portion of our annual excess cash flows based upon certain leverage ratios.

The interest rate applicable to the Credit Facilities is, at our option, either (i) a base rate plus an applicable margin equal to 1.75% in respect of the Term Loan Facility and 2.00% in respect of the Revolving Credit Facility, or (ii) a Eurocurrency rate plus an applicable margin equal to 2.75% in respect of the Term Loan Facility and ranging from 2.50% to 3.00%, depending on our leverage ratio, in respect of the Revolving Credit Facility. Borrowings are subject to a floor of 2.00% in the case of the base rate and a floor of 1.00% in the case of Eurocurrency rate. Amounts drawn under each letter of credit that is issued and outstanding under this facility bear interest at LIBOR plus a margin ranging from 2.50% to 3.00%, depending on our leverage ratio. The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.50%, depending on our leverage ratio, and our current rate is 0.375%. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, to fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. We are also required to pay (i) letters of credit fees on the aggregate face amounts of outstanding letters of credit plus a fronting fee to the issuing bank and (ii) administration fees. As of December 31, 2016, the interest rate on our Term Loan Facility was 3.75%. The principal amount of the Term Loan Facility amortizes in quarterly installments equal to 0.25% of the aggregate principal amount of the Term Loan Facility (as of the May 2015 amendment), with the balance payable at maturity.

Obligations under the Credit Facilities are guaranteed on a senior secured basis, jointly and severally, by the direct parent company of one of the Borrowers and substantially all of its Canadian and U.S. subsidiaries, including The TDL Group Corp., Burger King Worldwide, Inc. and substantially all of their respective Canadian and U.S. subsidiaries (the “Credit Guarantors”). Amounts borrowed under the Credit Facilities are secured on a first priority basis by a perfected security interest in substantially all of the present and future property (subject to certain exceptions) of each Borrower and Credit Guarantor.

As of December 31, 2016, we had no amounts outstanding under the Revolving Credit Facility, had $1.5 million of letters of credit issued against the facility, and our borrowing availability was $498.5 million.

Senior Notes

The Borrowers are party to an indenture (the “2015 Senior Notes Indenture”) in connection with the issuance of $1,250.0 million of 4.625% first lien senior notes due January 15, 2022 (the “2015 Senior Notes”). The Borrowers are also party to an indenture (the “2014 Senior Notes Indenture”) in connection with the issuance of $2,250.0 million of 6.00% second lien secured notes due April 1, 2022 (the “2014 Senior Notes”). No principal payments are due on the 2015 Senior Notes or 2014 Senior Notes until maturity and interest is paid semi-annually.

Obligations under the 2015 Senior Notes and 2014 Senior Notes are guaranteed on a senior secured basis, jointly and severally, by the Borrowers and substantially all of the Borrowers’ Canadian and U.S. subsidiaries, including The TDL Group Corp., Burger King Worldwide, Inc. and substantially all of their respective Canadian and U.S. subsidiaries (the “Note Guarantors”). The 2015 Senior Notes are first lien senior secured obligations and rank equal in right of payment with all of the existing and future senior debt of the Borrowers and Note Guarantors, including borrowings and guarantees of the Credit Facilities. The 2014 Senior Notes are second lien senior secured obligations.

Our 2015 Senior Notes and 2014 Senior Notes may be redeemed in whole or in part, on or after October 1, 2017, at the redemption prices set forth in the corresponding indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 2015 Senior Note Indenture and 2014 Senior Note Indenture also contain optional redemption provisions related to tender offers, change of control and equity offerings, among others.

Restrictions and Covenants

Our Credit Facilities, 2015 Senior Notes Indenture, 2014 Senior Notes Indenture and the Tim Hortons Notes indentures contain a number of customary affirmative and negative covenants that, among other things, limit or restrict the ability of the Company and certain of our subsidiaries to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make investments, loans and advances; pay or modify the terms of certain indebtedness; engage in certain transactions with affiliates. In addition, the Borrowers are not permitted to exceed a first lien senior secured leverage ratio of 6.50 to 1.00 when, as of the end of any fiscal quarter, the sum of (i) the amount of letters of credit outstanding exceeding $50.0 million (other than those that are cash collateralized); (ii) outstanding amounts under the Revolving Credit Facility and (iii) outstanding amounts of swing line loans, exceeds 30% of the commitments under the Revolving Credit Facility.

The restrictions under the Credit Facilities, the 2015 Senior Notes Indenture, the 2014 Senior Notes Indenture and the Tim Hortons Notes indentures have resulted in substantially all of our consolidated assets being restricted.

As of December 31, 2016, we were in compliance with all debt covenants under the Credit Facilities, 2015 Senior Notes Indenture and 2014 Senior Notes Indenture and the indenture covering the Tim Hortons Notes, and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.

Debt Issuance Costs

During 2015 and 2014, we incurred aggregate deferred financing costs of $80.3 million and $160.2 million, respectively. No costs were incurred in 2016.

Loss on Early Extinguishment of Debt

During 2015, we recorded a $40.0 million loss on early extinguishment of debt, which primarily reflects the write-off of unamortized debt issuance costs and unamortized discounts in connection with a prepayment of our Term Loan Facility. Similarly, during 2014, we recorded a $155.4 million loss on early extinguishment of debt related to a refinancing of a previous credit facility and redemptions of previously outstanding notes. The loss reflects the write-off of unamortized debt issuance costs and discounts, commitment fees associated with a bridge loan related to the acquisition of Tim Hortons, and the payment of premiums to redeem the notes.

Maturities

The aggregate maturities of long-term debt as of December 31, 2016 are as follows (in millions):

Year Ended December 31,	Principal Amount
2017	$74.8
2018	56.8
2019	60.1
2020	57.6
2021	4,863.8
Thereafter	3,559.0

Total	$8,672.1

Interest Expense, net

Interest expense, net consists of the following (in millions):

	2016	2015	2014
Debt	$412.2	$426.8	$266.0
Capital lease obligations	19.9	20.8	5.7
Amortization of deferred financing costs and debt issuance discount	38.9	34.9	11.7
Interest income	(4.1)	(4.2)	(3.7)

Interest expense, net	$466.9	$478.3	$279.7

Note 9. Leases

Company as Lessor

As of December 31, 2016, we leased or subleased 5,224 restaurant properties to franchisees and 160 non-restaurant properties to third parties under direct financing leases and operating leases where we are the lessor. Initial lease terms generally range from 10 to 20 years. Most leases to franchisees provide for fixed monthly payments and many provide for future rent escalations and renewal options. Certain leases also include provisions for contingent rent, determined as a percentage of sales, generally when annual sales exceed specific levels. Generally, lessees bear the cost of maintenance, insurance and property taxes.

Assets leased to franchisees and others under operating leases where we are the lessor and which are included within our property and equipment, net was as follows (in millions):

	As of December 31,
	2016	2015
Land	$893.9	$888.7
Buildings and improvements	1,112.9	1,066.3
Restaurant equipment	14.7	24.7

	2,021.5	1,979.7
Accumulated depreciation and amortization	(312.5)	(228.0)

Property and equipment leased, net	$1,709.0	$1,751.7

Our net investment in direct financing leases was as follows (in millions):

	As of December 31,
	2016	2015
Future rents to be received:
Future minimum lease receipts	$96.3	$126.6
Contingent rents (a)	51.2	63.7
Estimated unguaranteed residual value	18.9	20.7
Unearned income	(56.5)	(75.7)
Allowance on direct financing leases	(0.2)	(0.3)

	109.7	135.0
Current portion included within accounts receivables	(17.8)	(17.8)

Net investment in property leased to franchisees	$91.9	$117.2

(a)	Amounts represent estimated contingent rents recorded in connection with the acquisition method of accounting.

Property revenues are comprised primarily of rental income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	2016	2015	2014
Rental income:
Minimum	$452.8	$453.9	$182.1
Contingent	282.5	281.7	38.1
Amortization of favorable and unfavorable income lease contracts, net	8.5	11.0	7.2

Total rental income	743.8	746.6	227.4
Earned income on direct financing leases	8.9	13.6	15.3

Total property revenues	$752.7	$760.2	$242.7

Company as Lessee

In addition, we lease land, building, equipment, office space and warehouse space, including 718 restaurant buildings under capital leases where we are the lessee. Land and building leases generally have an initial term of 10 to 30 years, while land-only lease terms can extend longer, and most leases provide for fixed monthly payments. Many of these leases provide for future rent escalations and renewal options. Certain leases also include provisions for contingent rent, determined as a percentage of sales, generally when annual sales exceed specific levels. Most leases also obligate us to pay the cost of maintenance, insurance and property taxes.

Rent expense associated with these lease commitments is as follows (in millions):

	2016	2015	2014
Rental expense:
Minimum	$193.5	$199.5	$109.1
Contingent	70.6	73.1	8.0
Amortization of favorable and unfavorable payable lease contracts, net	9.2	10.1	3.5

Total rental expense (a)	$273.3	$282.7	$120.6

(a)	Amounts include rental expense related to properties subleased to franchisees of $253.9 million for 2016, $267.0 million for 2015, and $103.3 million for 2014.

As of December 31, 2016, future minimum lease receipts and commitments were as follows (in millions):

	Lease Receipts		Lease Commitments (a)
	Direct Financing Leases	Operating Leases	Capital Leases	Operating Leases
2017	$19.5	$339.3	$33.7	$164.2
2018	18.2	312.9	32.1	152.1
2019	14.9	284.8	30.2	136.9
2020	10.0	254.4	28.1	124.6
2021	7.1	227.5	26.9	110.5
Thereafter	26.6	1,357.9	204.3	762.7

Total minimum receipts / payments	$96.3	$2,776.8	$355.3	$1,451.0

Less amount representing interest			(117.8)

Present value of minimum capital lease payments			237.5
Current portion of capital lease obligation			(19.1)

Long-term portion of capital lease obligation			$218.4

(a)	Minimum lease payments have not been reduced by minimum sublease rentals of $1,772.5 million due in the future under non-cancelable subleases.

Note 10. Income Taxes

Income (loss) before income taxes, classified by source of income (loss), is as follows (in millions):

	2016	2015	2014
Canadian	$1,050.1	$546.9	$(261.7)
Foreign	149.7	127.0	7.7

Income (loss) before income taxes	$1,199.8	$673.9	$(254.0)

Income tax expense (benefit) attributable to income from continuing operations consists of the following (in millions):

	2016	2015	2014
Current:
Canadian	$78.6	$107.2	$25.9
U.S. Federal	45.4	46.1	16.1
U.S. state, net of federal income tax benefit	1.5	4.1	(0.3)
Other Foreign	38.3	37.1	35.5

	$163.8	$194.5	$77.2

Deferred:
Canadian	$49.0	$(48.1)	$(29.8)
U.S. Federal	37.0	21.0	(28.4)
U.S. state, net of federal income tax benefit	(6.9)	(7.5)	(4.1)
Other Foreign	1.0	2.3	0.4

	$80.1	$(32.3)	$(61.9)

Income tax expense	$243.9	$162.2	$15.3

The statutory rate reconciles to the effective income tax rate as follows:

	2016	2015	2014
Statutory rate	26.5%	26.5%	26.5%
Costs and taxes related to foreign operations	9.6	16.7	(9.8)
Foreign exchange gain (loss)	0.1	(1.9)	(2.2)
Foreign tax rate differential	(1.0)	(5.4)	29.8
Tax effect of Transactions	—	0.7	(41.7)
Change in valuation allowance	0.2	4.7	(3.0)
Change in accrual for tax uncertainties	1.0	0.7	(0.3)
Deductible FTC	—	—	3.7
Capital gain (loss) rate differential	—	—	(8.6)
Intercompany financing	(16.0)	(20.2)	—
Other	(0.1)	2.3	(0.4)

Effective income tax rate	20.3%	24.1%	(6.0)%

Our effective income tax rate was 20.3% for 2016 and 24.1% for 2015, primarily due to the mix of income from multiple tax jurisdictions and differing tax rules applicable to certain subsidiaries outside Canada. Our effective income tax rate was (6.0)% for 2014, primarily due to the impact of the Transactions, including non-deductible transaction related costs, and the mix of income from multiple tax jurisdictions.

Income tax expense (benefit) allocated to continuing operations and amounts separately allocated to other items was (in millions):

	2016	2015	2014
Income tax expense from continuing operations	$243.9	$162.2	$15.3
Cash flow hedge in accumulated other comprehensive income (loss)	(1.6)	(21.5)	(60.3)
Net investment hedge in accumulated other comprehensive income (loss)	12.3	111.7	20.9
Pension liability in accumulated other comprehensive income (loss)	(1.6)	(7.0)	(13.4)
Stock option tax benefit in common shares	(8.6)	(0.5)	—

Total	$244.4	$244.9	$(37.5)

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations are as follows (in millions):

	2016	2015	2014
Deferred income tax (benefit) expense	$77.6	$(51.9)	$(71.9)
Change in valuation allowance	2.1	31.8	6.7
Change in effective U.S. state income tax rate	(2.9)	(7.2)	3.0
Change in effective foreign income tax rate	3.3	(5.0)	0.3

Total	$80.1	$(32.3)	$(61.9)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in millions):

	As of December 31,
	2016	2015
Deferred tax assets:
Accounts and notes receivable	$6.7	$7.3
Accrued employee benefits	67.9	66.1
Unfavorable leases	153.8	162.0
Liabilities not currently deductible for tax	42.4	45.1
Tax loss and credit carryforwards	231.3	287.3
Other	17.2	1.2

Total gross deferred tax assets	519.3	569.0
Valuation allowance	(132.9)	(124.6)

Net deferred tax assets	386.4	444.4
Less deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	64.8	46.0
Intangible assets	1,723.8	1,633.9
Leases	150.9	161.2
Statutory impairment	23.5	24.3
Derivatives	25.4	90.2
Outside basis difference	102.9	98.9

Total gross deferred tax liabilities	2,091.3	2,054.5

Net deferred tax liability	$1,704.9	$1,610.1

The valuation allowance had a net increase of $8.3 million during 2016 primarily due to current year losses and true-up adjustments related to prior year foreign tax credits.

Changes in the valuation allowance are as follows (in millions):

	2016	2015	2014
Beginning balance	$124.6	$68.8	$97.7
Additions due to Tim Hortons acquisition	—	—	19.5
Change in estimates recorded to deferred income tax expense	2.1	31.8	6.7
Expiration of foreign tax credits and capital losses	—	(3.2)	(11.3)
Changes from foreign currency exchange rates	(0.7)	(8.2)	(2.1)
True-ups from changes in losses and credits	6.9	35.4	(41.7)

Ending balance	$132.9	$124.6	$68.8

The gross amount and expiration dates of operating loss and tax credit carry-forwards as of December 31, 2016 are as follows (in millions):

	Amount	Expiration Date
Canadian net operating loss carryforwards	$120.7	2032-2036
Canadian capital loss carryforwards	473.1	Indefinite
U.S. state net operating loss carryforwards	367.4	2017-2035
U.S. capital loss carryforwards	58.2	2018
U.S. foreign tax credits	61.0	2020-2026
Other foreign net operating loss carryforwards	122.6	Indefinite
Other foreign net operating loss carryforwards	0.3	2023-2026
Other foreign capital loss carryforward	29.1	Indefinite
U.S. credits	3.2	Indefinite
Foreign credits	1.5	2023-2036

Total	$1,237.1

Income taxes have not been provided on the excess of the amount for financial reporting over the tax basis of investment in foreign subsidiaries that are considered indefinitely reinvested. Determination of the amount of unrecognized deferred income tax liabilities on this temporary difference is not practical because of the complexity of the hypothetical calculation. Income taxes of approximately $102.9 million have been recognized on foreign unremitted earnings that are expected to be repatriated.

We had $240.6 million of unrecognized tax benefits at December 31, 2016, which if recognized, would favorably affect the effective income tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2016	2015	2014
Beginning balance	$238.6	$41.6	$27.7
Additions on tax position related to the current year	2.0	0.8	2.7
Additions for tax positions of prior years	6.2	4.3	2.5
Additions for tax positions taken in conjunction with Transactions	—	202.5	13.4
Reductions for tax positions of prior year	(1.0)	(2.8)	(3.6)
Reductions for settlement	(4.6)	(7.4)	(0.3)
Reductions due to statute expiration	(0.6)	(0.4)	(0.8)

Ending balance	$240.6	$238.6	$41.6

During the twelve months beginning January 1, 2017, it is reasonably possible we will reduce unrecognized tax benefits by approximately $1.1 million, primarily as a result of the expiration of certain statutes of limitations and the resolution of audits.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties was $27.3 million and $16.1 million at December 31, 2016 and 2015, respectively. Potential interest and penalties associated with uncertain tax positions recognized was $11.2 million during 2016, $3.3 million during 2015 and $0.5 million during 2014. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

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

We also file income tax returns, including returns for our subsidiaries, with U.S. federal, U.S. state, and foreign jurisdictions. Generally we are subject to routine examination by taxing authorities in the U.S. jurisdictions, as well as foreign tax jurisdictions. None of the foreign jurisdictions should be individually material. The examination phase of our U.S. federal income tax returns for fiscal 2009, 2010, the period July 1, 2010 through October 18, 2010 and the period October 19, 2010 through December 31, 2010 was completed during 2015. Various tax positions related to those years are currently under appeals. We have various U.S. state and foreign income tax returns in the process of examination. From time to time, these audits result in proposed assessments where the ultimate resolution may result in owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

Note 11. Derivative Instruments

Disclosures about Derivative Instruments and Hedging Activities

We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges, derivatives designated as net investment hedges and those utilized as economic hedges. We use derivatives to manage our exposure to fluctuations in interest rates and currency exchange rates.

Interest Rate Swaps – Outstanding as of December 31, 2016

During 2015, we entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on $2,500.0 million of our Term Loan Facility beginning May 28, 2015, through the expiration of the final swap on March 31, 2021. The notional value of the swaps is $2,500.0 million. There are six sequential interest rate swaps to achieve the hedged position. Each year on March 31, the existing interest rate swap is scheduled to expire and be immediately replaced with a new interest rate swap until the expiration of the final swap on March 31, 2021. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Interest Rate Swaps – Settled Prior to December 31, 2015

During 2015, we settled a series of receive-variable, pay-fixed interest rate swaps that were hedging the variability in the interest payments associated with our Term Loan Facility. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting, and as such, the effective portion of unrealized changes in market value were recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness were recognized in earnings. During 2015, we temporarily discontinued hedge accounting on the entire balance of these swaps as a result of the $42.7 million mandatory prepayment of our Term Loan Facility, as well as changes to forecasted cash flows, and settled $42.7 million of these instruments equal to the amount of the mandatory prepayment of our Term Loan Facility. During the same period, we re-designated $5,690.4 million of the remaining $6,690.4 million of notional outstanding, as a cash flow hedge for hedge accounting. The remaining $1,000.0 million of notional amount was not re-designated for hedge accounting and as such changes in fair value on this portion of the interest rate swaps were recognized in earnings. During April 2015, in order to offset the cash flows associated with this $1,000.0 million notional value receive-variable, pay-fixed interest rate swap, we entered into a pay-variable, receive-fixed mirror interest rate swap with a notional value of $1,000.0 million and a maturity date of March 31, 2021.

During 2015, we also settled a series of receive-variable, pay-fixed interest rate swaps with a combined initial notional value of $6,750.0 million that was amortized each quarter at the same rate of the Term Loan Facility. To offset the cash flows associated with these interest rate swaps, in November 2014 we entered into a series of receive-fixed, pay-variable mirror interest rate swaps with a combined initial notional value of $6,750.0 million that was amortized each quarter at the same rate of the Term Loan Facility. For all of these derivative instruments, each year on March 31, the existing interest rate swap was scheduled to expire and be immediately replaced with a new interest rate swap until the expiration of the arrangement on March 31, 2021. These interest rate swaps were not designated for hedge accounting and as such changes in fair value were recognized in earnings.

In connection with the foregoing settlement of these interest rate swaps, we paid $36.2 million, which is reflected as a use of cash within investing activities in the consolidated statement of cash flows for 2015. The net unrealized loss remaining in AOCI totaled $84.6 million at the date of settlement and will be reclassified into interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of December 31, 2016 that we expect to be reclassified into interest expense within the next 12 months is $12.5 million.

Interest Rate Swaps – Settled Prior to December 31, 2014

During 2014, we settled three forward-starting interest rate swaps with a total notional value of $2,300.0 million that were hedging the variability of forecasted interest payments on our forecasted debt issuance attributable to changes in LIBOR.

Cross-Currency Rate Swaps

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we may, from time to time, hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At December 31, 2016, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically offset by movements in the fair value of our cross currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.

At December 31, 2016, we had outstanding cross-currency rate swaps in which we pay quarterly between 4.802% and 7.002% on a tiered payment structure per annum on the Canadian dollar notional amount of C$5,641.7 million and receive quarterly between 3.948% and 6.525% on a tiered payment structure per annum on the U.S. dollar notional amount of $5,000.0 million through the maturity date of March 31, 2021. At inception, these derivative instruments were not designated for hedge accounting and, as such, changes in fair value were initially recognized in earnings. On December 12, 2014, we designated these cross-currency rate swaps as hedges and began accounting for these derivative instruments as net investment hedges.

At December 31, 2016, we also had outstanding a cross-currency rate swap in which we pay quarterly fixed-rate interest payments on the Euro notional amount of €1,107.8 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional amount of $1,200.0 million through the maturity date of March 31, 2021. At inception, this cross-currency rate swap was designated as a hedge and is accounted for as a net investment hedge.

During 2015, we terminated some cross-currency rate swaps with an aggregate notional value of $315.0 million. In connection with this termination, we received $52.1 million which is reflected as a source of cash provided by investing activities in the consolidated statement of cash flows for 2015. The net unrealized gains totaled $31.8 million as of the termination date. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations. At inception, these cross-currency rate swaps were designated as a hedge and were accounted for as net investment hedges.

Foreign Currency Exchange Contracts

During 2014, we settled certain foreign currency forward contracts and foreign currency option contracts with an aggregate notional value that never exceeded $9,230.0 million. The foreign currency option contracts had a total premium of $59.9 million that was paid at expiration. These derivative instruments did not qualify for hedge accounting and changes in fair values were immediately recognized in other operating expenses (income), net in current earnings.

We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At December 31, 2016, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $167.9 million with maturities to March 2018. We have designated these instruments as cash flow hedges, and as such, the effective portion of unrealized changes in market value are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Interest Rate Caps – Settled Prior to December 31, 2014

During 2014, we terminated some interest rate cap agreements and discontinued hedge accounting in connection with the repayment of then outstanding senior debt.

Credit Risk

By entering into derivative contracts, we are exposed to counterparty credit risk. Counterparty credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to us, which creates credit risk for us. We attempt to minimize this risk by selecting counterparties with investment grade credit ratings and regularly monitoring our market position with each counterparty.

Credit-Risk Related Contingent Features

Our derivative instruments do not contain any credit-risk related contingent features.

Quantitative Disclosures about Derivative Instruments and Fair Value Measurements

The following tables present the required quantitative disclosures for our derivative instruments, including their estimated fair values (all estimated using Level 2 inputs) and their location on our consolidated balance sheets (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	2016	2015	2014
Derivatives designated as cash flow hedges:
Interest rate caps	$—	$—	$(1.9)
Forward-starting interest rate swaps	$(22.7)	$(128.2)	$(155.5)
Forward-currency contracts	$(4.8)	$18.2	$1.1
Derivatives designated as net investment hedges:
Cross-currency rate swaps	$(87.0)	$798.5	$66.3

Affected Line Item in Statements of Operations	Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)
	2016	2015	2014
Interest expense, net	$(21.3)	$(12.0)	$(6.6)
Other operating expenses (income), net	$—	$(27.6)	$13.4
Cost of sales	$—	$12.3	$—

	Gain (Loss) Recognized in Other Operating Expenses (Income), net
	2016	2015	2014
Derivatives not designated as hedging instruments:
Interest rate caps	$—	$—	$(1.0)
Interest rate swaps	$—	$(12.4)	$55.4
Cross-currency rate swaps	$—	$4.3	$(358.7)
Ineffectiveness of cash flow hedges:
Interest rate swaps	$—	$(1.6)	$—

	Fair Value as of December 31,
	2016	2015	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges:
Foreign currency	$—	$6.6	Accounts and notes receivable, net
Foreign currency	2.8	—	Prepaids and other current assets
Derivatives designated as net investment hedges:
Foreign currency	717.9	830.9	Derivative assets

Total assets at fair value	$720.7	$837.5

Liabilities:
Derivatives designated as cash flow hedges:
Interest rate	$55.1	$40.9	Other liabilities, net
Foreign currency	1.1	—	Other accrued liabilities
Derivatives designated as net investment hedges:
Foreign currency	—	6.3	Other liabilities, net

Total liabilities at fair value	$56.2	$47.2

Note 12. Redeemable Preferred Shares

We have 68,530,939 Class A 9.0% cumulative compounding perpetual voting preferred shares (the “Preferred Shares”) issued and outstanding. The 9.0% annual dividend accrues on the amount of $43.775848 per Preferred Share, which was the per share purchase price, whether or not declared by our board of directors, and is payable quarterly in arrears, only when declared and approved by our board of directors. In the event of a liquidation, dissolution or winding up of our affairs, whether voluntary or involuntary, after satisfaction of all liabilities and obligations to our creditors, holders of the Preferred Shares shall be entitled to receive payment in full, in cash, equal to $48.109657 per Preferred Share, plus accrued and unpaid dividends, including any additional dividends owing with respect to past-due dividends and any unpaid make-whole dividend (as defined below), before any distributions may be made to our common shareholders (the “Class A Liquidation Preference”). If the Class A Liquidation Preference has been paid in full on all Preferred Shares, the holders of our other shares shall be entitled to receive all of our remaining assets (or proceeds thereof) according to their respective rights and preferences.

In addition to the preferred dividends, we may be required to pay the holder of the Preferred Shares an additional amount (the “make-whole dividend”) determined by a formula designed to ensure that on an after-tax basis, the net amount of dividends received by the holder of the Preferred Shares from the original issue date is the same as it would have been if we were a U.S. corporation. The make-whole dividend can be paid, at our option, in cash, common shares, or any combination thereof. The make-whole dividend is payable not later than 75 days after the close of each fiscal year, beginning with the fiscal year ended December 31, 2017. The right to receive the make-whole dividend will terminate if and at the time that 100% of the outstanding Preferred Shares are no longer held by the original purchaser or any of its subsidiaries.

Holders of the Preferred Shares have voting rights equal to one vote per each Preferred Share. Except as otherwise provided, holders of the Preferred Shares and common shares vote together as a single class. The purchaser of the Preferred Shares agreed that (i) with respect to the Preferred Shares representing 10% of the total votes attached to all voting shares, the holder may vote such shares in any manner it wishes, and (ii) with respect to Preferred Shares representing in excess of 10% of the total votes attached to all voting shares, the holder will vote such shares in a manner proportionate to the manner in which the other holders of shares voted in respect of such matter. This voting agreement does not apply with respect to certain special approval matters.

The Preferred Shares may be redeemed at our option on and after December 12, 2017. After December 12, 2024, holders of not less than a majority of the outstanding Preferred Shares may cause us to redeem their Preferred Shares. In either case, the fixed redemption price is $48.109657 per Preferred Share plus accrued and unpaid dividends including any unpaid make-whole dividend and any additional dividends (the “redemption price”). Holders of the Preferred Shares also hold a contingently exercisable option to cause us to redeem their Preferred Shares at the redemption price in the event of a change of control.

Since the redemption features of the Preferred Shares are not solely within our control, we classify the Preferred Shares as temporary equity. During 2014, we adjusted the carrying value of the Preferred Shares to their redemption price, which is reflected as a $546.4 million reduction in net income (loss) attributable to common shareholders and common shareholders’ equity.

Note 13. Shareholders’ Equity

For the period from January 1, 2014 through December 11, 2014, our common equity reflected 100% ownership by Burger King Worldwide, Inc. common shareholders. As a result of the Transactions, the number of our common shares outstanding decreased from 352,042,242 Burger King Worldwide, Inc. shares on December 11, 2014 to 193,565,794 common shares of the Company on December 12, 2014 and both The TDL Group Corp. and Burger King Worldwide, Inc. became indirect subsidiaries of the Company and Partnership. Therefore, the carrying amount of equity attributable to us was adjusted to reflect the change in our ownership interest of our subsidiaries. Additionally, we reflect a noncontrolling interest, which represents the interests of the holders of Partnership exchangeable units in Partnership that are not held by us, as further described below.

Noncontrolling Interests

The holders of Partnership exchangeable units held an economic interest of approximately 49.2% and 50.9% in Partnership common equity through the ownership of 226,995,404 and 233,739,648 Partnership exchangeable units as of December 31, 2016 and 2015, respectively.

Pursuant to the terms of the partnership agreement, each holder of a Partnership exchangeable unit is entitled to distributions from Partnership in an amount equal to any dividends or distributions that we declare and pay with respect to our common shares. Additionally, each holder of a Partnership exchangeable unit is entitled to vote in respect of matters on which holders of our common shares are entitled to vote through the special voting share of the Company. Since December 12, 2015, the holder of a Partnership exchangeable unit may require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one common share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership, in our sole discretion, to deliver a cash payment in lieu of our common shares. If we elect to make a cash payment in lieu of issuing common shares, the amount of the payment will be the weighted average trading price of the common shares on the New York Stock Exchange for the 20 consecutive trading days ending on the last business day prior to the exchange date.

During 2016, Partnership exchanged 6,744,244 Partnership exchangeable units pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued Company common shares. During 2015, Partnership received exchange notices representing 31,302,135 Partnership exchangeable units. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by repurchasing 8,150,003 Partnership exchangeable units for approximately $293.7 million in cash and exchanging 23,152,132 Partnership exchangeable units for the same number of newly issued Company common shares. The exchanges represented increases in our ownership interest in Partnership and were accounted for as equity transactions, with no gain or loss recorded in the consolidated statement of operations. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was cancelled concurrently with the exchange.

Under the terms of the partnership agreement, Partnership will make a preferred unit distribution to us in amounts equal to (i) dividends we pay on the Preferred Shares and (ii) in the event we redeem the Preferred Shares, the redemption amount of the Preferred Shares. Although the Partnership preferred units and related distributions eliminate in consolidation, they affect the amount of net income (loss) attributable to noncontrolling interests that we report. Net income (loss) attributable to noncontrolling interests for 2016 and 2015 represents the noncontrolling interests’ portion of (i) Partnership net income (loss) for the corresponding period less (ii) preferred unit dividends accrued by Partnership. Net income (loss) attributable to noncontrolling interests for 2014 represents the noncontrolling interests’ portion of (i) Partnership net income (loss) from December 12 through December 31, 2014, less (ii) preferred unit dividends accrued and preferred unit accretion recorded by Partnership of $317.6 million.

Warrant

On December 12, 2014, we issued a warrant to purchase 8,438,225 of our common shares at an exercise price of $0.01 per share (the “Warrant”) to the purchaser of our Preferred Shares. We determined the value of the Warrant using the Black-Scholes model and allocated proceeds between the Preferred Shares and Warrant on a relative fair value basis, which resulted in $247.6 million of proceeds attributed to the Warrant. On December 15, 2014, upon exercise of the Warrant in full, we issued 8,438,225 of our common shares.

Accumulated Other Comprehensive Income (Loss)

The following table displays the change in the components of AOCI (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2013	$68.8	$16.0	$(30.2)	$54.6
Foreign currency translation adjustment	—	—	(219.1)	(219.1)
Net change in fair value of derivatives, net of tax	(53.3)	—	—	(53.3)
Amounts reclassified to earnings of cash flow hedges, net of tax	(4.1)	—	—	(4.1)
Pension and post-retirement benefit plans, net of tax	—	(23.8)	—	(23.8)
Amortization of prior service (credits) costs, net of tax	—	(1.8)	—	(1.8)
Amortization of actuarial (gains) losses, net of tax	—	(1.0)	—	(1.0)
Transfer to noncontrolling interests	3.6	6.1	103.8	113.5
OCI attributable to noncontrolling interests	(10.3)	—	37.5	27.2

Balances at December 31, 2014	$4.7	$(4.5)	$(108.0)	$(107.8)

Foreign currency translation adjustment	—	—	(1,830.8)	(1,830.8)
Net change in fair value of derivatives, net of tax	605.8	—	—	605.8
Amounts reclassified to earnings of cash flow hedges, net of tax	19.8	—	—	19.8
Pension and post-retirement benefit plans, net of tax	—	(13.8)	—	(13.8)
Amortization of prior service (credits) costs, net of tax	—	(1.8)	—	(1.8)
Amortization of actuarial (gains) losses, net of tax	—	1.5	—	1.5
OCI attributable to noncontrolling interests	(312.3)	6.3	899.4	593.4

Balances at December 31, 2015	$318.0	$(12.3)	$(1,039.4)	$(733.7)

Foreign currency translation adjustment	—	—	224.4	224.4
Net change in fair value of derivatives, net of tax	(119.6)	—	—	(119.6)
Amounts reclassified to earnings of cash flow hedges, net of tax	15.7	—	—	15.7
Pension and post-retirement benefit plans, net of tax	—	(6.5)	—	(6.5)
Amortization of prior service (credits) costs, net of tax	—	(1.8)	—	(1.8)
Amortization of actuarial (gains) losses, net of tax	—	0.2	—	0.2
OCI attributable to noncontrolling interests	60.8	3.7	(141.5)	(77.0)

Balances at December 31, 2016	$274.9	$(16.7)	$(956.5)	$(698.3)

The following table displays the reclassifications out of AOCI (in millions):

	Affected Line Item in the	Amounts Reclassified from AOCI
Details about AOCI Components	Statements of Operations	2016	2015	2014
Gains (losses) on cash flow hedges:
Interest rate derivative contracts	Interest expense, net	$(21.3)	$(12.0)	$(6.6)
Interest rate derivative contracts	Other operating expenses (income), net	—	(27.6)	13.4
Forward-currency contracts	Cost of sales	—	12.3	—

	Total before tax	(21.3)	(27.3)	6.8
	Income tax (expense) benefit	5.6	7.5	(2.7)

	Net of tax	$(15.7)	$(19.8)	$4.1

Defined benefit pension:
Amortization of prior service credits (costs)	SG&A (a)	$2.9	$2.9	$2.9
Amortization of actuarial gains (losses)	SG&A (a)	(0.4)	(2.6)	1.0

	Total before tax	2.5	0.3	3.9
	Income tax (expense) benefit	(0.9)	—	(1.1)

	Net of tax	$1.6	$0.3	$2.8

Total reclassifications	Net of tax	$(14.1)	$(19.5)	$6.9

(a)	Refers to selling, general and administrative expenses in the consolidated statements of operations.

Note 14. Share-based Compensation

On January 30, 2015, our board of directors approved: (i) adoption of the Restaurant Brands International Inc. 2014 Omnibus Incentive Plan (the “Omnibus Plan”), to provide for the grant of awards to employees, directors, consultants and other persons who provide services to us and our subsidiaries; (ii) assumption and amendment of various legacy plans of BK, and assumption of the obligation for all BK stock options and restricted stock units (“RSUs”) outstanding; and (iii) assumption and amendment of various legacy plans of TH, and assumption of the obligation for each vested and unvested TH stock option issued with tandem stock appreciation rights (“SARs”) that was not surrendered in connection with the Transactions on the same terms and conditions of the original awards, as adjusted. No new awards may be granted under these legacy BK plans or legacy TH plans.

We are currently issuing awards under the Omnibus Plan and the number of shares available for issuance under such plan as of December 31, 2016 was 6,232,392. The Omnibus Plan permits the grant of several types of awards with respect to our common shares, including stock options, time-vested RSUs, and performance-based RSUs, which may include Company and/or individual performance based-vesting conditions. Under the terms of the Omnibus Plan, RSUs are entitled to dividend equivalents. Dividends are not distributed unless the awards vest. Upon vesting, the amount of the dividend, which is distributed in additional RSUs, is equal to the equivalent of the aggregate dividends declared on common shares during the period from the date of grant of the award compounded until the date the shares underlying the award are delivered.

Stock option awards are granted with an exercise price or market value equal to the closing price of our common shares on the trading day preceding the date of grant. We satisfy stock option exercises through the issuance of authorized but previously unissued common shares. New stock option grants generally cliff vest five years from the original grant date, provided the employee is continuously employed by us or one of our subsidiaries, and the stock options expire ten years following the grant date. Additionally, if we terminate the employment of a stock option holder without cause prior to the vesting date, or if the employee retires or becomes disabled, the employee will become vested in the number of stock options as if the stock options vested 20% on each anniversary of the grant date. If the employee dies, the employee will become vested in the number of stock options as if the stock options vested 20% on the first anniversary of the grant date, 40% on the second anniversary of the grant date and 100% on the third anniversary of the grant date. If an employee is terminated with cause or resigns before vesting, all stock options are forfeited. If there is an event such as a return of capital or dividend that is determined to be dilutive, the exercise price of the awards will be adjusted accordingly.

Share-based compensation expense consisted of the following for the periods presented (in millions):

	2016	2015	2014
Stock options, stock options with tandem SARs and RSUs (a)	$35.1	$50.8	$43.1
Accelerated vesting of Tim Hortons RSUs and performance stock units (b)	—	—	14.8

Total share-based compensation expense (c)	$35.1	$50.8	$57.9

(a)	Includes (i) $5.1 million and $9.8 million due to accelerated vesting of awards due to terminations in 2015 and 2014, respectively, and (ii) $0.9 million, $9.0 million, and $10.4 million due to modification of awards in 2016, 2015 and 2014, respectively. There was no accelerated vesting of awards due to terminations in 2016.
(b)	Represents expense attributed to the post-combination service associated with the accelerated vesting of restricted and performance stock units in connection with the Transactions.
(c)	Generally classified as selling, general and administrative expenses in the consolidated statements of operations.

As of December 31, 2016, total unrecognized compensation cost related to share-based compensation arrangements was $98.1 million and is expected to be recognized over a weighted-average period of approximately 1.8 years.

The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of stock option awards at the grant date:

	2016	2015	2014
Risk-free interest rate	0.85%	1.17% - 2.07%	0.96% - 2.11%
Expected term (in years)	6.74	3.53 - 7.35	1.00 - 6.71
Expected volatility	26.6%	24.0% - 25.0%	20.0% - 25.0%
Expected dividend yield	1.81%	1.00% - 1.09%	1.00% - 1.03%

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

The following is a summary of stock option activity under our plans for the year ended December 31, 2016:

	Total Number of Options (in 000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value (a) (in 000’s)	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2016	24,016	$16.28
Granted	2,041	$34.49
Exercised	(1,598)	$9.58
Forfeited	(796)	$33.53

Outstanding at December 31, 2016	23,663	$17.89	$704,757	6.1

Exercisable at December 31, 2016	8,793	$4.56	$378,934	4.3

Vested or expected to vest at December 31, 2016	21,872	$17.20	$666,182	6.0

(a)	The intrinsic value represents the amount by which the fair value of our stock exceeds the option exercise price at December 31, 2016.

The weighted-average grant date fair value per stock option granted was $7.53, $10.12, and $7.17 during 2016, 2015 and 2014, respectively. The total intrinsic value of stock options exercised was $46.9 million during 2016, $40.3 million during 2015, and $4.9 million during 2014.

The total fair value for liability classified stock options with tandem SARs outstanding was $5.0 million and $5.5 million at December 31, 2016 and December 31, 2015, respectively, and is classified within other liabilities, net in the consolidated balance sheets. During 2015, the Company modified a portion of these awards to remove the SAR and such SARs were cancelled as a result. The modification to remove the SARs resulted in a change in classification of the awards from liability to equity and a corresponding reclassification of $10.2 million from other liabilities, net to common shares in the consolidated balance sheets. As such, these modified awards are no longer being remeasured to fair value. Cash settlements of stock options with tandem SARs was $2.5 million in 2016 and $30.6 million in 2015. There were no cash settlements of stock options with tandem SARs in 2014.

The fair value of the time-vested RSUs and performance-based RSUs is based on the closing price of the Company’s common shares on the trading day preceding the date of grant. New grants generally cliff vest five years from the original grant date. The Company has awarded a limited number of performance-based RSUs that proportionally vest over a four year period. Time-vested RSUs and performance-based RSUs are expensed on a straight-line basis over the vesting period, based upon the probability that the performance target will be met. We grant time-vested RSUs to non-employee members of our board of directors in lieu of a cash retainer and committee fees. All time-vested RSUs will settle and common shares of the Company will be issued upon termination of service by the board member.

The time-vested RSUs generally cliff vest five years from the December 31st of the year preceding the grant date (the “Anniversary Date”). If the employee is terminated for any reason within the first two years of the Anniversary Date, 100% of the RSUs granted will be forfeited. If we terminate the employment of an RSU holder without cause two years after the Anniversary Date, or if the employee retires, the employee will become vested in the number of RSUs as if the RSUs vested 20% for each year after the Anniversary Date. An alternate ratable vesting schedule applies to the extent the participant ends employment by reason of death or disability.

The following is a summary of time-vested RSUs and performance-based RSUs activity for the year ended December 31, 2016:

	Time-vested RSUs		Performance-based RSUs
	Total Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value	Total Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	324	$20.06	262	$34.71
Granted	737	$33.97	1,354	$33.85
Vested and settled	(78)	$36.81	—	$—
Forfeited	(44)	$33.67	(66)	$34.12

Outstanding at December 31, 2016	939	$29.03	1,550	$33.99

Note 15. Franchise and Property Revenues

Franchise and property revenues consist of the following (in millions):

	2016	2015	2014
Franchise royalties	$993.5	$936.5	$701.1
Property revenues	752.7	760.2	242.7
Franchise fees and other revenue	194.9	186.5	87.6

Franchise and property revenues	$1,941.1	$1,883.2	$1,031.4

Refer to Note 9, Leases, for the components of property revenues.

Note 16. Other Operating Expenses (Income), net

Other operating expenses (income), net, consist of the following (in millions):

	2016	2015	2014
Net losses on disposal of assets, restaurant closures and refranchisings	$17.7	$22.0	$25.4
Litigation settlements and reserves, net	1.6	1.3	4.0
Net losses on derivatives	—	37.3	290.9
Net losses (gains) on foreign exchange	(20.1)	46.7	(3.8)
Other, net	0.1	(1.8)	10.9

Other operating expenses (income), net	$(0.7)	$105.5	$327.4

Net losses (gains) on disposal of assets, restaurant closures and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.

During 2014, we entered into foreign currency forward and foreign currency option contracts to hedge our exposure to the volatility of the Canadian dollar in connection with the cash portion of the purchase price of the Tim Hortons acquisition. We recorded a net loss on derivatives of $133.0 million related to the change in fair value on these instruments and an expense of $59.9 million related to the premium on the foreign currency option contracts. These instruments were settled in the fourth quarter of 2014. Additionally, as a result of discontinuing hedge accounting on our interest rate caps and forward-starting interest rate swaps, we recognized a loss of $34.5 million related to the change in fair value related to both instruments and a net gain of $13.4 million related to the reclassification of amounts from AOCI into earnings related to both instruments. These instruments were settled in the fourth quarter of 2014. Additionally, during the same period, we entered into a series of forward-starting interest rate swaps to hedge the variability in the interest payments associated with our Term Loan Facility and recorded a gain of $88.9 million related to the change in fair value related to these instruments. Lastly, during the fourth quarter of 2014, we entered into a series of cross-currency rate swaps to protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates and recorded a loss of $165.8 million related to the change in fair value on these instruments. See Note 11, Derivative Instruments, for additional information about accounting for our derivative instruments.

Note 17. Commitments and Contingencies

Letters of Credit

As of December 31, 2016, we had $24.6 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Of these letters of credit outstanding, $1.5 million are secured by the collateral under our Revolving Credit Facility and the remainder are secured by cash collateral. As of December 31, 2016, no amounts had been drawn on any of these irrevocable standby letters of credit.

Purchase Commitments

We have arrangements for information technology and telecommunication services with an aggregate contractual obligation of $71.0 million over the next five years, some of which have early termination fees. We also enter into commitments to purchase advertising. As of December 31, 2016, these commitments totaled $265.4 million and run through 2022.

Litigation

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

Note 18. Segment Reporting and Geographical Information

As stated in Note 1, Description of Business and Organization, we manage two brands. Under the Tim Hortons brand, we operate in the donut/coffee/tea category of the quick service segment of the restaurant industry. Under the Burger King brand, we operate in the fast food hamburger restaurant category of the quick service segment of the restaurant industry. We generate revenue from four sources: (i) sales exclusive to Tim Hortons franchisees related to our supply chain operations, including manufacturing, procurement, warehousing and distribution, as well as sales to retailers; (ii) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (iii) property revenues from properties we lease or sublease to franchisees; and (iv) sales at Company restaurants.

Each Brand is managed by a brand president that reports directly to our Chief Executive Officer, who is our Chief Operating Decision Maker. Therefore, we have two operating segments: (1) TH, which includes all operations of our Tim Hortons brand, and (2) BK, which includes all operations of our Burger King brand. Our two operating segments represent our reportable segments.

The following tables present revenues, by segment and by country, depreciation and amortization, (income) loss from equity method investments, and capital expenditures by segment (in millions):

	2016	2015	2014
Revenues by operating segment:
TH	$3,001.4	$2,956.9	$143.6
BK	1,144.4	1,095.3	1,055.2

Total	$4,145.8	$4,052.2	$1,198.8

Revenues by country (a):
Canada	$2,671.6	$2,623.2	$152.0
United States	1,004.4	982.2	630.9
Other	469.8	446.8	415.9

Total	$4,145.8	$4,052.2	$1,198.8

Depreciation and amortization:
TH	$108.3	$121.4	$4.5
BK	63.5	60.4	64.3

Total	$171.8	$181.8	$68.8

(Income) loss from equity method investments:
TH	$(7.7)	$(7.9)	$(0.3)
BK	(12.5)	12.0	9.8

Total	$(20.2)	$4.1	$9.5

Capital expenditures:
TH	$11.8	$88.1	$8.0
BK	21.9	27.2	22.9

Total	$33.7	$115.3	$30.9

(a)	Only Canada and the United States represented 10% or more of our total revenues in each period presented.

Total assets by segment, and long-lived assets by segment and country were as follows (in millions):

	Assets		Long-Lived Assets
	As of December 31,		As of December 31,
	2016	2015	2016	2015
By operating segment:
TH	$13,417.5	$12,646.8	$1,354.0	$1,407.5
BK	4,746.5	4,693.1	792.6	860.3
Unallocated	960.9	1,071.2	—	—

Total	$19,124.9	$18,411.1	$2,146.6	$2,267.8

By country:
Canada			$1,034.5	$1,056.9
United States			1,097.6	1,187.0
Other			14.5	23.9

Total			$2,146.6	$2,267.8

Long-lived assets include property and equipment, net, and net investment in property leased to franchisees. Only Canada and the United States represented 10% or more of our total long-lived assets as of December 31, 2016 and December 31, 2015.

Our measure of segment income is Adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest, (gain) loss on early extinguishment of debt, taxes, and depreciation and amortization, adjusted to exclude the non-cash impact of share-based compensation and non-cash incentive compensation expense and (income) loss from equity method investments, net of cash distributions received from equity method investments, as well as other operating expenses (income), net. Other specifically identified costs associated with non-recurring projects are also excluded from Adjusted EBITDA, including acquisition accounting impact on cost of sales, Tim Hortons transaction and restructuring costs and integration costs, each of which is associated with the acquisition of Tim Hortons. Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of operating performance or the performance of an acquired business. A reconciliation of segment income to net income (loss) consists of the following (in millions):

	2016	2015	2014
Segment income:
TH	$1,072.3	$906.7	$34.9
BK	815.9	759.5	726.0

Adjusted EBITDA	1,888.2	1,666.2	760.9
Share-based compensation and non-cash incentive compensation expense	42.0	51.8	37.3
Acquisition accounting impact on cost of sales	—	0.5	11.8
Integration costs	16.4	—	—
TH transaction and restructuring costs	—	116.7	125.0
Impact of equity method investments (a)	(8.0)	17.7	9.5
Other operating expenses (income), net	(0.7)	105.5	327.4

EBITDA	1,838.5	1,374.0	249.9
Depreciation and amortization	171.8	181.8	68.8

Income from operations	1,666.7	1,192.2	181.1
Interest expense, net	466.9	478.3	279.7
Loss on early extinguishment of debt	—	40.0	155.4
Income tax expense	243.9	162.2	15.3

Net income (loss)	$955.9	$511.7	$(269.3)

(a)	Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 19. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (in millions, except per share data) was as follows:

	Quarters Ended
	March 31,		June 30,		September 30,		December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Revenues	$918.5	$933.3	$1,040.2	$1,042.2	$1,075.7	$1,019.7	$1,111.4	$1,057.0
Income from operations	$330.6	$224.1	$424.0	$302.1	$420.5	$344.0	$491.6	$322.0
Net income	$168.3	$50.6	$247.6	$93.8	$238.6	$182.9	$301.4	$184.4
Basic earnings (loss) per share	$0.22	$(0.04)	$0.39	$0.05	$0.37	$0.25	$0.50	$0.25
Diluted earnings (loss) per share	$0.21	$(0.04)	$0.38	$0.05	$0.36	$0.24	$0.50	$0.25

Note 20. Subsequent Events

Dividends

On January 4, 2017, we paid a cash dividend of $0.17 per common share to common shareholders of record on December 8, 2016. On such date, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.17 per exchangeable unit to holders of record on December 8, 2016. On January 3, 2017, we paid a cash dividend of $0.98 per Preferred Share, for a total dividend of $67.5 million, to the holder of the Preferred Shares. The dividend on the Preferred Shares included the amount due for the fourth calendar quarter of 2016.

On February 13, 2017, our board of directors declared a cash dividend of $0.18 per common share, which will be paid on April 4, 2017, to common shareholders of record on March 3, 2017. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.18 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above. On February 13, 2017, our board of directors declared a cash dividend of $0.98 per Preferred Share, for a total dividend of $67.5 million which will be paid to the holder of the Preferred Shares on April 3, 2017. The dividend on the Preferred Shares includes the amount due for the first calendar quarter of 2017.

Refinancing of Credit Facilities

On February 17, 2017, we entered into the second amendment to our Credit Facilities (the “Second Amendment”). Under this Second Amendment, (i) the outstanding aggregate principal amount under our Term Loan Facility was decreased to $4,900.0 million as a result of a repayment of $146.1 million from cash on hand, (ii) the interest rate applicable to our Term Loan Facility was reduced to, at our option, either (a) a base rate plus an applicable margin equal to 1.25%, or (b) a Eurocurrency rate plus an applicable margin equal to 2.25%, (iii) the maturity of our Term Loan Facility was extended from December 12, 2021 to February 17, 2024, and (iv) the Borrowers and their subsidiaries were provided with additional flexibility under certain negative covenants, including incurrence of indebtedness, making of investments, dispositions and restricted payments, and prepayment of subordinated indebtedness. The Second Amendment does not contain any material changes to other terms of the Credit Facilities, except as described herein. We incurred approximately $14.1 million in fees related to the refinancing and we also expect to recognize debt extinguishment costs in the first quarter of 2017.

*****

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Internal Control over Financial Reporting

The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and the report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On October 19, 2016, the Board of Directors of the Company approved the minimum, target and maximum performance measures for the Company’s cash bonus program for 2017 and approved year-over-year organic Adjusted EBITDA growth as the financial metric which it will use for measuring the financial performance of the Company. For each participant, the “minimum” level represents an 80% payout, the “target” level represents a 100% payout and the “maximum” level represents a 120% payout.

On October 21, 2016, the Compensation Committee of the Board of Directors of the Company adopted an amended and restated severance plan (the “Severance Plan”) applicable to eligible employees of U.S. subsidiaries of the Company, including the named executive officers of the Company who are U.S. employees. Pursuant to the Severance Plan, eligible employees whose employment is involuntarily terminated due to reductions in staff, position elimination, facility closing, closure of a business unit, organizational restructuring or such other circumstances as the administrator of the Severance Plan deems appropriate for the payment of severance benefits are entitled to two weeks of severance for every year worked, with an eight week minimum and capped at eight months for employees at the level of vice president and above. In addition, employees are entitled to receive continued group medical, dental and vision coverage at the active employee rate for the longer of three months or the employee’s severance pay period, subject to certain conditions. The employee’s right to receive these benefits is subject to his or her execution of a general release of claims in favor of his or her employer and entry into other separation documents. The Severance Plan does not apply to the Company’s employees in Canada. The Severance Plan was effective as of November 1, 2016 and replaces and supersedes all prior plans providing severance-type benefits.

A copy of the Severance Plan is attached hereto as Exhibit 10.38. The information in this Item 5.02 is qualified in its entirety by reference to the full text of the Severance Plan contained in Exhibit 10.38.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item, other than the information regarding our executive officers set forth below required by Item 401 of Regulation S-K, is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after December 31, 2016. We refer to this proxy statement as the Definitive Proxy Statement.

Executive Officers of the Registrant

Set forth below is certain information about our executive officers. Ages are as of February 17, 2017. For purposes of Canadian securities laws, our chair and vice-chair are deemed to be executive officers; however, given that these individuals are not employees of the Company and do not meet the definition of “executive officers” set out in Rule 3b-7 under the Exchange Act, they are not included below.

Name	Age	Position
Daniel S. Schwartz	36	Chief Executive Officer
Joshua Kobza	30	Chief Financial Officer
Elias Diaz Sesé	43	President, Tim Hortons
José E. Cil	47	President, Burger King
Heitor Gonçalves	51	Chief Information, People and Performance Officer
Jacqueline Friesner	44	Controller and Chief Accounting Officer
Jill Granat	51	General Counsel and Corporate Secretary

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

Heitor Gonçalves. Mr. Gonçalves was appointed Chief Information, People and Performance Officer of the Company on December 15, 2014. Mr. Gonçalves served as Executive Vice President, Chief Information and Performance Officer of Burger King Worldwide and its predecessor from October 2010 until December 2012, assuming the additional role of Chief People Officer in April 2013. Prior to joining Burger King Worldwide, Mr. Gonçalves served in multiple strategic roles for Anheuser-Busch InBev from October 2008 to March 2010, including global M&A director and head of Western Europe logistics. From November 2004 to September 2008, Mr. Gonçalves served as VP, Global Rewards at InBev. He served in positions of increasing responsibility at Brahma, a brewing company, and at its successor, AmBev, from September 1995 until October 2004.

Jacqueline Friesner. Ms. Friesner was appointed Controller and Chief Accounting Officer of the Company on December 15, 2014. Ms. Friesner served as Vice President, Controller and Chief Accounting Officer of Burger King Worldwide and its predecessor from March 2011 until December 2014. Prior thereto, Ms. Friesner served in positions of increasing responsibility with Burger King Corporation. Before joining Burger King Corporation in October 2002, she was an audit manager at Pricewaterhouse Coopers in Miami, Florida.

Jill Granat. Ms. Granat was appointed General Counsel and Corporate Secretary on December 15, 2014. Ms. Granat served as Senior Vice President, General Counsel and Secretary of Burger King Worldwide and its predecessor since February 2011. Prior to this time, Ms. Granat was Vice President and Assistant General Counsel of Burger King Corporation from July 2009 until March 2011. Ms. Granat joined Burger King Corporation in 1998 as a member of the legal department and served in positions of increasing responsibility with Burger King Corporation.

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

(3)	Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

Exhibit Number	Description	Incorporated by Reference

2.3	Arrangement Agreement and Plan of Merger, dated August 26, 2014, by and among Burger King Worldwide, Inc., 1011773 B.C. Unlimited Liability Company, New Red Canada Partnership, Blue Merger Sub, Inc., 8997900 Canada Inc., and Tim Hortons Inc.	Incorporated herein by reference to Exhibit 2.1 to the Form 8-K of Burger King Worldwide, Inc. filed on August 29, 2014.

2.4	Plan of Arrangement under Section 192 of the Canada Business Corporations Act.	Incorporated herein by reference to Exhibit 2.2 to the Form 8-K of Registrant filed on December 12, 2014.

3.1	Articles of Incorporation of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3.1 to the Form 10-K of Registrant filed on March 2, 2015.

3.2	Amended and Restated By-Law 1 of the Registrant.	Incorporated herein by reference to Exhibit 3.4 to the Form 8-K of Registrant filed on December 12, 2014.

4.1	Registration Rights Agreement between Burger King Worldwide, Inc., and 3G Special Situations Fund II, L.P.	Incorporated herein by reference to Exhibit 4.3 to the Form S-8 of Burger King Worldwide, Inc. (File No. 333-182232).

4.2	Registration Rights Agreement between Burger King Worldwide Inc., and Pershing Square, L.P., Pershing Square II, L.P., Pershing Square International, Ltd. and William Ackman.	Incorporated herein by reference to Exhibit 4.4 to the Form S-8 of Burger King Worldwide, Inc. (File No. 333-182232).

4.3(a)	Indenture, dated October 8, 2014, between 1011778 B.C. Unlimited Liability Company, as Issuer, New Red Finance, Inc., as Co-Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent.	Incorporated herein by reference to Exhibit 4.1 to the Form S-4 of Registrant (File No. 333-198769).

4.3(b)	Form of 6.00% Second Lien Senior Secured Notes due 2022 (included in Exhibit 4.3(a)).	Incorporated herein by reference to Exhibit 4.1 to the Form S-4 of Registrant (File No. 333-198769).

4.3(c)	Supplemental Indenture, dated December 12, 2014, by and among 1011778 B.C. Unlimited Liability Company, New Red Finance, Inc., the parties that are signatories thereto as Guarantors, and Wilmington Trust National Association, as Trustee and Collateral Agent.	Incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Registrant filed on December 12, 2014.

4.4	Securities Purchase Agreement, dated August 26, 2014, between 1011778 B.C. Unlimited Liability Company and Berkshire Hathaway Inc.	Incorporated herein by reference to Exhibit 4.3 to the Form 8-K of Registrant filed on December 12, 2014.

4.5(a)	Trust Indenture, dated June 1, 2010, by and between Tim Hortons Inc. and BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Tim Hortons Inc. filed on June 1, 2010.

4.5(b)	First Supplemental Trust Indenture, dated June 1, 2010, by and between the Tim Hortons Inc. and BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Tim Hortons Inc. filed on June 1, 2010.

4.5(c)	First (Reopening) Supplemental Trust Indenture, dated December 1, 2010, by and between the Tim Hortons Inc. and BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Tim Hortons Inc. filed on December 1, 2010.

4.5(d)	Supplement to Guarantee, dated December 1, 2010, from The TDL Group Corp.	Incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Tim Hortons Inc. filed on December 1, 2010.

4.5(e)	Second Supplemental Trust Indenture, dated November 29, 2013, by and between Tim Hortons Inc. and BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Tim Hortons Inc. filed on December 5, 2013.

4.5(f)	Supplement to Guarantee, dated November 29, 2013, from The TDL Group Corp. in favor of BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Tim Hortons Inc. filed on December 5, 2013.

4.5(g)	Third Supplemental Trust Indenture, dated March 28, 2014, by and between Tim Hortons Inc. and BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Tim Hortons Inc. filed on March 28, 2014.

4.5(h)	Supplement to Guarantee, dated March 28, 2014, from The TDL Group Corp. in favor of BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Tim Hortons Inc. filed on March 28, 2014.

4.5(i)	Fourth Supplemental Trust Indenture, dated December 12, 2014, by and between Tim Hortons Inc. and BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.5(i) to the Form 10-K of Registrant filed on March 2, 2015.

4.5(j)	Deed of Guarantee dated April 16, 2015 by Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, in favor of BNY Trust Company of Canada.	Incorporated herein by reference to Exhibit 4.5(j) to the Form 10-Q of Registrant filed on May 5, 2015.

4.6(a)	Indenture, dated as of May 22, 2015, between 1011778 B.C. Unlimited Liability Company, as Issuer, New Red Finance, Inc., as Co-Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent.	Incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Registrant filed on May 26, 2015.

4.6(b)	Form of 4.625% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.6(a)).	Incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Registrant filed on May 26, 2015.

4.7	Form of Senior Indenture.	Incorporated herein by reference to Exhibit 4.6 to the Form S-3ASR of Registrant filed on December 3, 2015.

4.8	Form of Subordinated Indenture.	Incorporated herein by reference to Exhibit 4.7 to the Form S-3ASR of Registrant filed on December 3, 2015.

4.9	Registration Rights Agreement dated as of December 12, 2014 by and among Restaurant Brands International Inc. and National Indemnity Company.	Incorporated herein by reference to Exhibit 4.9 to the Form 10-K of Registrant filed on February 26, 2016.

9.1	Voting Trust Agreement, dated December 12, 2014, between Restaurant Brands International Inc., Restaurant Brands International Limited Partnership, and Computershare Trust Company of Canada.	Incorporated herein by reference to Exhibit 3.6 to the Form 8-K of Registrant filed on December 12, 2014.

10.1*	Burger King Savings Plan, including all amendments thereto.	Incorporated herein by reference to Exhibit 10.40 to the Form S-8 of Burger King Holdings, Inc. (File No. 333-144592).

10.2(a)*	2011 Omnibus Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.4 to the Form S-8 of Registrant (File No. 333-200997).

10.2(b)*	Form of Option Award Agreement under the Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.77 to the Form 10-Q of Burger King Holdings, Inc. filed on May 12, 2011.

10.4(a)*	Amended and Restated 2012 Omnibus Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.2 to the Form S-8 of Registrant (File No. 333-200997).

10.4(b)*	Form of Option Award Agreement under the Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.25 to the Form 10-K of Burger King Worldwide, Inc. filed on February 22, 2013.

10.4(c)*	Form of Matching Option Award Agreement under the Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.26 to the Form 10-K of Burger King Worldwide, Inc. filed on February 22, 2013.

10.4(d)*	Form of Amendment to Option Award Agreement under the Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.28 to the Form 10-Q of Burger King Worldwide, Inc. filed on April 26, 2013.

10.4(e)*	Form of Option Award Agreement under the Burger King Worldwide, Inc. Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.29 to the Form 10-Q of Burger King Worldwide, Inc. filed on July 31, 2013.

10.4(f)*	Form of Board Member Option Award Agreement under the Burger King Worldwide, Inc. Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.30 to the Form 10-Q of Burger King Worldwide, Inc. filed on July 31, 2013.

10.4(g)*	Form of Option Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.32 to the Form 10-Q of Burger King Worldwide, Inc. filed on October 28, 2013.

10.4(h)*	Form of Board Member Option Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.33 to the Form 10-Q of Burger King Worldwide, Inc. filed on October 28, 2013.

10.4(i)*	Form of Board Member Restricted Stock Unit Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35 to the Form 10-K of Burger King Worldwide, Inc. filed on February 21, 2014.

10.4(j)*	Form of Matching Option Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.36 to the Form 10-K of Burger King Worldwide, Inc. filed on February 21, 2014.

10.5	Burger King Form of Director Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Burger King Worldwide, Inc. filed on June 25, 2012.

10.7*	Burger King Corporation U.S. Severance Pay Plan.	Incorporated herein by reference Exhibit 10.31 to the Form 10-Q of Burger King Worldwide, Inc. filed on October 28, 2013.

10.10(a)	Credit Agreement, dated October 27, 2014, among 1011778 B.C. Unlimited Liability Company, as the Parent Borrower, New Red Finance, Inc., as the Subsidiary Borrower, 1013421 B.C. Unlimited Liability Company, as Holdings, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, the Lenders Party thereto, Wells Fargo Bank, National Association, as Syndication Agent, the Parties listed thereto as Co-Documentation Agents, J.P. Morgan Securities LLC, and Wells Fargo Securities LLC, as Joint Lead Arrangers, and J.P. Morgan Securities LLC, Wells Fargo Securities LLC, and Merrill Lynch, Pierce, Fenner and Smith, Incorporated, as Joint Book Runners.	Incorporated herein by reference to Exhibit 4.2 to the Form S-4 of Registrant (File No. 333-198769).

10.10(b)	Guaranty, dated December 12, 2014, among 1013421 B.C. Unlimited Liability Company, as Guarantor, Certain Subsidiaries defined therein, as Guarantors, and JPMorgan Chase Bank, N.A., as Collateral Agent.	Incorporated herein by reference to Exhibit 10.2 to the Form 8-K of Registrant filed on December 12, 2014.

10.10(c)	Amendment No. 1, dated May 22, 2015, to the Credit Agreement dated as of October 27, 2014, among 1011778 B.C. Unlimited Liability Company, an unlimited liability company organized under the laws of British Columbia, New Red Finance, Inc., a Delaware corporation, 1013421 B.C. Unlimited Liability Company, an unlimited liability company organized under the laws of British Columbia, the other guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and swing line lender and each L/C issuer and lender from time to time party thereto.	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Registrant filed on May 26, 2015.

10.11(a)*	2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 99.1 to the Form S-8 of Registrant (File No. 333-200997).

10.11(b)*	Form of Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(b) to the Form 10-K of Registrant filed on March 2, 2015.

10.11(c)*	Form of Base Matching Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(c) to the Form 10-K of Registrant filed on March 2, 2015.

10.11(d)*	Form of Additional Matching Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(d) to the Form 10-K of Registrant filed on March 2, 2015.

10.11(e)*	Form of Board Member Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(e) to the Form 10-K of Registrant filed on March 2, 2015.

10.11(f)*	Form of Board Member Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(f) to the Form 10-K of Registrant filed on March 2, 2015.

10.12	Amended and Restated Limited Partnership Agreement, dated December 11, 2014, between Restaurant Brands International Inc., 8997896 Canada Inc. and each person who is admitted as a Limited Partner in accordance with the terms of the agreement.	Incorporated herein by reference to Exhibit 3.5 to the Form 8-K of Registrant filed on December 12, 2014.

10.13	Restaurant Brands International Inc. Form of Director Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.13 to the Form 10-K of Registrant filed on March 2, 2015.

10.14*	Consulting Agreement, dated December 15, 2014, between Restaurant Brands International Inc. and Marc Caira.	Incorporated herein by reference to Exhibit 10.14 to the Form 10-K of Registrant filed on March 2, 2015.

10.15	Tim Hortons Inc. Form of Indemnification Agreement for directors, officers and others, as applicable.	Incorporated herein by reference to Exhibit 10.2 to the Form 8-K of Tim Hortons Inc. filed on September 28, 2009.

10.16(a)*	2006 Stock Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.5 to the Form S-8 of Registrant (File No. 333-200997).

10.16(b)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2006 Stock Incentive Plan (2010 Award).	Incorporated herein by reference to Exhibit 10(b) to the Form 10-Q of Tim Hortons Inc. filed on August 12, 2010.

10.16(c)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2006 Stock Incentive Plan (2011 Award).	Incorporated herein by reference to Exhibit 10(b) to the Form 10-Q of Tim Hortons Inc. filed on August 11, 2011.

10.17(a)*	2012 Stock Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.3 to the Form S-8 of Registrant (File No. 333-200997).

10.17(b)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2012 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on August 9, 2012.

10.17(c)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2013 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on May 8, 2013.

10.17(d)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2014 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on August 6, 2014.

10.18*	Tim Hortons Inc. Nonqualified Stock Option Award Agreement, dated August 13, 2013, between Tim Hortons Inc. and Marc Caira.	Incorporated herein by reference to Exhibit 10(a) to the Form 10-Q of Tim Hortons Inc. filed on November 7, 2013.

10.19*	Employment and Post-Covenants Agreement dated as of February 9, 2015 between Restaurant Brands International Inc. and Daniel S. Schwartz.	Incorporated herein by reference to Exhibit 10.19 to the Form 10-Q of Registrant filed on May 5, 2015.

10.20*	Employment and Post-Covenants Agreement dated as of February 9, 2015 between Burger King Corporation and Daniel S. Schwartz.	Incorporated herein by reference to Exhibit 10.20 to the Form 10-Q of Registrant filed on May 5, 2015.

10.21*	Employment and Post-Covenants Agreement dated as of February 9, 2015 between The TDL Group Corp. and Daniel S. Schwartz.	Incorporated herein by reference to Exhibit 10.21 to the Form 10-Q of Registrant filed on May 5, 2015.

10.22*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Restaurant Brands International Inc. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.22 to the Form 10-Q of Registrant filed on May 5, 2015.

10.23*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Burger King Corporation and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.23 to the Form 10-Q of Registrant filed on May 5, 2015.

10.24*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between The TDL Group Corp. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.24 to the Form 10-Q of Registrant filed on May 5, 2015.

10.25*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Restaurant Brands International Inc. and Heitor Gonçalves.	Incorporated herein by reference to Exhibit 10.25 to the Form 10-Q of Registrant filed on May 5, 2015.

10.26*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Burger King Corporation and Heitor Gonçalves.	Incorporated herein by reference to Exhibit 10.26 to the Form 10-Q of Registrant filed on May 5, 2015.

10.27*	Employment and Post-Covenants Agreement dated as of February 9, 2015 between The TDL Group Corp. and Heitor Gonçalves.	Incorporated herein by reference to Exhibit 10.27 to the Form 10-Q of Registrant filed on May 5, 2015.

10.28*	Amended and Restated Consulting Agreement dated as of March 31, 2015 between Restaurant Brands International Inc. and Marc Caira.	Incorporated herein by reference to Exhibit 10.28 to the Form 10-Q of Registrant filed on May 5, 2015.

10.29	Purchase Agreement dated May 14, 2015 among J.P. Morgan Securities LLC, as representative of the Initial Purchasers (as defined therein), the Issuers (as defined therein) and the Guarantors (as defined therein).	Incorporated herein by reference to Exhibit 10.29 to the Form 10-Q of Registrant filed on July 31, 2015.

10.30*	Award Agreement Amendment dated August 12, 2015 between Restaurant Brands International Inc. and Marc Caira.	Incorporated herein by reference to Exhibit 10.30 to the Form 10-Q of Registrant filed on October 30, 2015.

10.31*	Tax Equalization Letter dated July 1, 2015 between Restaurant Brands International Inc. and Elias Diaz-Sese.	Incorporated herein by reference to Exhibit 10.31 to the Form 10-Q of Registrant filed on October 30, 2015.

10.32*	Form of Non-Compete, Non-Solicitation and Confidentiality Agreement.	Incorporated herein by reference to Exhibit 10.32 to the Form 10-Q of Registrant filed on October 30, 2015.

10.33*	Restaurant Brands International Inc. 2015 Employee Share Purchase Plan.	Incorporated herein by reference to Exhibit 10.30 to the Form S-8 of Registrant filed on September 1, 2015.

10.34	Underwriting Agreement dated December 9, 2015 among Restaurant Brands International Inc., Morgan Stanley & Co. LLC, Morgan Stanley Canada Limited and Holdings L115 LP.	Incorporated herein by reference to Exhibit 1.1 to the Form 8-K of Registrant filed on December 10, 2015.

10.35(a)*	Form of Base Matching Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(a) to the Form 10-Q of Registrant filed on April 29, 2016.

10.35(b)*	Form of Additional Matching Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(b) to the Form 10-Q of Registrant filed on April 29, 2016.

10.35(c)*	Form of Performance Award Agreement under the 2014 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.35(c) to the Form 10-Q of Registrant filed on April 29, 2016.

10.35(d)*	Form of Stock Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(d) to the Form 10-Q of Registrant filed on April 29, 2016.

10.36*	Restaurant Brands International Inc. Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.36 to the Form 10-Q of Registrant filed on August 4, 2016.

10.37*	Form of Restaurant Brands International Inc. Board Member Stock Option Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.37 to the Form 10-Q of Registrant filed on October 24, 2016.

10.38*	Restaurant Brands International Inc. U.S. Severance Pay Plan.	Filed herewith.

21.1	List of Subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of KPMG LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Restaurant Brands International Inc.

By:	/s/ Daniel Schwartz
	Name:	Daniel Schwartz
	Title:	Chief Executive Officer

Date: February 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Schwartz	Chief Executive Officer and Director	February 17, 2017
Daniel Schwartz	(principal executive officer)

/s/ Joshua Kobza	Chief Financial Officer	February 17, 2017
Joshua Kobza	(principal financial officer)

/s/ Jacqueline Friesner	Controller and Chief Accounting Officer	February 17, 2017
Jacqueline Friesner	(principal accounting officer)

/s/ Alexandre Behring	Executive Chairman	February 17, 2017
Alexandre Behring

/s/ Marc Caira	Vice Chairman	February 17, 2017
Marc Caira

/s/ Martin Franklin	Director	February 17, 2017
Martin Franklin

/s/ Paul J. Fribourg	Director	February 17, 2017
Paul J. Fribourg

/s/ Neil Golden	Director	February 17, 2017
Neil Golden

/s/ Ali Hedayat	Director	February 17, 2017
Ali Hedayat

/s/ Thomas Milroy	Director	February 17, 2017
Thomas Milroy

/s/ Carlos Alberto Sicupira	Director	February 17, 2017
Carlos Alberto Sicupira

/s/ Cecilia Sicupira	Director	February 17, 2017
Cecilia Sicupira

/s/ Roberto Thompson Motta	Director	February 17, 2017
Roberto Thompson Motta

/s/ Alexandre Van Damme	Director	February 17, 2017
Alexandre Van Damme

EXHIBIT INDEX

Exhibit Number	Description

10.38	Restaurant Brands International Inc. U.S. Severance Pay Plan

21.1	List of Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document