Form 10-Q
period 2017-06-30
Restaurant Brands International Inc.
filed 2017-08-02
CIK 1618756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Emerging growth company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
As of July 21, 2017, there were 236,263,566 common shares of the Registrant outstanding.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data)
(Unaudited)

	As of
	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,435.5	$1,460.4
Accounts and notes receivable, net of allowance of $15.9 million and $14.3 million, respectively	388.8	403.5
Inventories, net	89.5	71.8
Advertising fund restricted assets	92.8	57.7
Prepaids and other current assets	106.9	103.6
Total current assets	4,113.5	2,097.0
Property and equipment, net of accumulated depreciation and amortization of $545.0 million and $474.5 million, respectively	2,153.5	2,054.7
Intangible assets, net	10,841.6	9,228.0
Goodwill	5,683.7	4,675.1
Net investment in property leased to franchisees	81.5	91.9
Derivative assets	—	717.9
Other assets, net	363.1	260.3
Total assets	$23,236.9	$19,124.9
LIABILITIES, REDEEMABLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$376.1	$369.8
Other accrued liabilities	492.1	469.3
Gift card liability	139.5	194.4
Advertising fund liabilities	120.7	83.3
Current portion of long term debt and capital leases	76.3	93.9
Total current liabilities	1,204.7	1,210.7
Term debt, net of current portion	11,252.9	8,410.2
Capital leases, net of current portion	231.2	218.4
Other liabilities, net	1,178.9	784.9
Deferred income taxes, net	2,198.0	1,715.1
Total liabilities	16,065.7	12,339.3
Redeemable preferred shares; no par value; 68,530,939 shares authorized, issued and outstanding at June 30, 2017 and December 31, 2016	3,297.0	3,297.0
Shareholders’ equity:
Common shares, no par value; unlimited shares authorized at June 30, 2017 and December 31, 2016; 236,247,377 shares issued and outstanding at June 30, 2017; 234,236,678 shares issued and outstanding at December 31, 2016	2,003.0	1,955.1
Retained earnings	497.6	445.7
Accumulated other comprehensive income (loss)	(578.1)	(698.3)
Total Restaurant Brands International Inc. shareholders’ equity	1,922.5	1,702.5
Noncontrolling interests	1,951.7	1,786.1
Total shareholders’ equity	3,874.2	3,488.6
Total liabilities, redeemable preferred shares and shareholders’ equity	$23,236.9	$19,124.9

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Sales	$602.1	$558.6	$1,152.5	$1,049.1
Franchise and property revenues	530.6	481.6	980.8	909.6
Total revenues	1,132.7	1,040.2	2,133.3	1,958.7
Operating costs and expenses:
Cost of sales	460.2	438.0	883.6	828.6
Franchise and property expenses	113.7	111.9	224.7	213.7
Selling, general and administrative expenses	96.7	73.1	218.6	146.3
(Income) loss from equity method investments	0.9	4.5	(4.8)	(14.0)
Other operating expenses (income), net	46.8	(11.3)	60.6	29.5
Total operating costs and expenses	718.3	616.2	1,382.7	1,204.1
Income from operations	414.4	424.0	750.6	754.6
Interest expense, net	128.0	117.2	239.4	232.3
Loss on early extinguishment of debt	—	—	20.4	—
Income before income taxes	286.4	306.8	490.8	522.3
Income tax expense	42.9	59.2	80.7	106.4
Net income	243.5	247.6	410.1	415.9
Net income attributable to noncontrolling interests (Note 11)	86.5	89.2	135.4	140.0
Preferred share dividends	67.5	67.5	135.0	135.0
Net income attributable to common shareholders	$89.5	$90.9	$139.7	$140.9
Earnings per common share
Basic	$0.38	$0.39	$0.59	$0.61
Diluted	$0.37	$0.38	$0.57	$0.59
Weighted average shares outstanding
Basic	235.8	233.5	235.2	231.8
Diluted	478.0	470.1	477.3	469.2
Cash dividends declared per common share	$0.19	$0.15	$0.37	$0.29
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$243.5	$247.6	$410.1	$415.9

Foreign currency translation adjustment	355.4	21.1	461.2	670.5
Net change in fair value of net investment hedges, net of tax of $(48.8), $(6.9), $(38.1) and $28.6	(172.9)	47.5	(216.4)	(191.1)
Net change in fair value of cash flow hedges, net of tax of $5.9, $5.7, $6.8 and $21.4	(16.5)	(16.6)	(19.1)	(61.0)
Amounts reclassified to earnings of cash flow hedges, net of tax of $(2.5), $(1.8), $(3.8) and $(1.8)	7.3	5.2	11.0	5.1
Pension and post-retirement benefit plans, net of tax of $0, $0, $0.1 and $0	—	—	(0.1)	—
Amortization of prior service (credits) costs, net of tax of $0.3, $0.3, $0.6 and $0.6	(0.4)	(0.5)	(0.8)	(0.9)
Amortization of actuarial (gains) losses, net of tax of $0.8, $(0.1), $0.7 and $(0.1)	1.0	—	1.2	0.1
Other comprehensive income (loss)	173.9	56.7	237.0	422.7
Comprehensive income (loss)	417.4	304.3	647.1	838.6
Comprehensive income (loss) attributable to noncontrolling interests	171.8	117.2	251.7	351.0
Comprehensive income attributable to preferred shareholders	67.5	67.5	135.0	135.0
Comprehensive income (loss) attributable to common shareholders	$178.1	$119.6	$260.4	$352.6
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(In millions of U.S. dollars, except shares)
(Unaudited)

	Issued Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2016	234,236,678	$1,955.1	$445.7	$(698.3)	$1,786.1	$3,488.6
Stock option exercises	1,710,286	12.3	—	—	—	12.3
Share-based compensation	—	24.9	—	—	—	24.9
Issuance of shares	153,683	8.5	—	—	—	8.5
Dividends declared on common shares	—	—	(87.1)	—	—	(87.1)
Dividend equivalents declared on restricted stock units	—	0.7	(0.7)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units (Note 11)	—	—	—	—	(83.9)	(83.9)
Preferred share dividends	—	—	(135.0)	—	—	(135.0)
Exchange of Partnership exchangeable units for RBI common shares	146,730	1.5	—	(0.5)	(1.0)	—
Restaurant VIE contributions (distributions)	—	—	—	—	(1.2)	(1.2)
Net income	—	—	274.7	—	135.4	410.1
Other comprehensive income (loss)	—	—	—	120.7	116.3	237.0
Balances at June 30, 2017	236,247,377	$2,003.0	$497.6	$(578.1)	$1,951.7	$3,874.2
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$410.1	$415.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88.7	85.7
Non-cash loss on early extinguishment of debt	17.9	—
Amortization of deferred financing costs and debt issuance discount	16.7	19.3
(Income) loss from equity method investments	(4.8)	(14.0)
Loss (gain) on remeasurement of foreign denominated transactions	47.1	19.0
Net losses on derivatives	14.9	9.4
Share-based compensation expense	27.2	16.1
Deferred income taxes	22.4	10.5
Other	9.8	7.1
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	27.4	21.4
Inventories and prepaids and other current assets	(11.1)	(69.4)
Accounts and drafts payable	(9.5)	7.4
Advertising fund restricted assets and fund liabilities	1.3	(15.8)
Other accrued liabilities and gift card liability	(164.2)	(17.5)
Other long-term assets and liabilities	(12.9)	10.2
Net cash provided by operating activities	481.0	505.3
Cash flows from investing activities:
Payments for property and equipment	(11.7)	(12.8)
Proceeds from disposal of assets, restaurant closures, and refranchisings	9.6	13.2
Net payment for purchase of Popeyes, net of cash acquired	(1,635.9)	—
Return of investment on direct financing leases	7.8	8.1
Settlement/sale of derivatives, net	772.0	1.5
Other investing activities, net	0.3	1.8
Net cash provided by (used for) investing activities	(857.9)	11.8
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,050.0	—
Repayments of long-term debt and capital leases	(377.7)	(34.6)
Payment of financing costs	(47.0)	—
Payment of dividends on common and preferred shares and distributions on Partnership exchangeable units	(296.6)	(260.2)
Proceeds from stock option exercises	12.3	10.7
Other financing activities, net	(2.3)	1.1
Net cash provided by (used for) financing activities	2,338.7	(283.0)
Effect of exchange rates on cash and cash equivalents	13.3	6.2
Increase (decrease) in cash and cash equivalents	1,975.1	240.3
Cash and cash equivalents at beginning of period	1,460.4	757.8
Cash and cash equivalents at end of period	$3,435.5	$998.1
Supplemental cashflow disclosures:
Interest paid	$205.6	$199.7
Income taxes paid	$116.9	$76.6
Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$17.7	$8.3
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Organization
Restaurant Brands International Inc. (the “Company,” “RBI,” “we,” “us” or “our”) was formed on August 25, 2014 and continued under the laws of Canada. The Company serves as the sole general partner of Restaurant Brands International Limited Partnership (the “Partnership”). We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons”), fast food hamburger restaurants principally under the Burger King® brand (“Burger King”), and chicken quick service restaurants under the Popeyes® brand (“Popeyes”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of June 30, 2017, we franchised or owned 4,655 Tim Hortons restaurants, 16,000 Burger King restaurants, and 2,768 Popeyes restaurants, for a total of 23,423 restaurants, and operate in more than 100 countries and U.S. territories. Approximately 100% of current system-wide restaurants are franchised.
All references to “$” or “dollars” are to the currency of the United States unless otherwise indicated. All references to Canadian dollars or C$ are to the currency of Canada unless otherwise indicated.
Note 2. Popeyes Acquisition
On March 27, 2017, we completed the acquisition of all of the outstanding shares of common stock of Popeyes Louisiana Kitchen, Inc. (the “Popeyes Acquisition”). Popeyes Louisiana Kitchen Inc. is one of the world’s largest chicken quick service restaurant companies and its global footprint complements RBI’s existing portfolio. Like RBI’s other brands, the Popeyes brand is managed independently, while benefitting from the global scale and resources of RBI. The Popeyes Acquisition was accounted for as a business combination using the acquisition method of accounting.
Total consideration in connection with the Popeyes Acquisition was $1,654.7 million, which includes $32.6 million for the settlement of equity awards. The consideration was funded through (1) cash on hand of approximately $354.7 million, and (2) $1,300.0 million from incremental borrowings under our Term Loan Facility – see Note 9, Long-Term Debt.
Fees and expenses related to the Popeyes Acquisition and related financings totaled $34.4 million consisting primarily of professional fees and compensation related expenses, all of which are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. These fees and expenses were funded through cash on hand.
During three months ended June 30, 2017, we adjusted our preliminary estimate of the fair value of net assets acquired. The preliminary allocation of consideration to the net tangible and intangible assets acquired is presented in the table below (in millions):

March 27, 2017
Total current assets	$80.0
Property and equipment	114.4
Intangible assets	1,372.9
Other assets	0.7
Total current liabilities	(74.7)
Total debt and capital lease obligations	(159.0)
Deferred income taxes	(524.2)
Other liabilities	(23.2)
Total identifiable net assets	786.9
Goodwill	867.8
Total consideration	$1,654.7

The adjustments to the preliminary estimate of net assets acquired resulted in a corresponding $210.5 million decrease in estimated goodwill due to the following changes to preliminary estimates of fair values and allocation of purchase price (in millions):

Increase (Decrease) in Goodwill
Change in:
Total current assets	$(15.6)
Property and equipment	(17.9)
Intangible assets	(352.9)
Deferred income taxes	165.9
Other liabilities	10.0
Total decrease in goodwill	$(210.5)
The purchase price allocation reflects preliminary fair value estimates based on management’s analysis, including preliminary work performed by third-party valuation specialists. We will continue to obtain information to assist in determining the fair value of net assets acquired during the measurement period.
Intangible assets include $1,319.0 million related to the Popeyes brand, $44.0 million related to franchise agreements and $9.9 million related to favorable leases. The Popeyes brand has been assigned an indefinite life and, therefore, will not be amortized, but rather tested annually for impairment. Franchise agreements have a weighted average amortization period of 17 years. Favorable leases have a weighted average amortization period of 14 years.
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

Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As of June 30, 2017 and December 31, 2016, we determined that we are the primary beneficiary of 41 and 96 Restaurant VIEs, respectively. As Tim Hortons, Burger King, and Popeyes franchise and master franchise arrangements provide the franchise and master franchise entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might be a VIE.
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
Note 4. New Accounting Pronouncements
Revenue Recognition – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In August 2015, the FASB deferred adoption of the new standard by one year. Several updates have been issued since to clarify the implementation guidance. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance, enhances revenue recognition disclosures, and is now effective commencing in 2018. The guidance allows for either a full retrospective or modified retrospective transition method. We currently expect to apply the modified retrospective transition method.
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
Lease Accounting – In February 2016, the FASB issued new guidance on leases. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months, as well as enhanced disclosures. The amendment requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach and is effective commencing in 2019. We expect this new guidance to cause a material increase to our assets and liabilities on our consolidated balance sheet since we have a significant number of operating lease arrangements for which we are the lessee. We are currently evaluating the impact that adoption of this guidance will have on our consolidated statements of operations. The impact of this accounting standards update is non-cash in nature. As such, we do not expect the adoption of this new guidance to have a material impact on our cash flows and liquidity.
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

The following table summarizes the basic and diluted earnings per share calculations (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to common shareholders - basic	$89.5	$90.9	$139.7	$140.9
Add: Net income attributable to noncontrolling interests	86.1	88.3	134.6	138.2
Net income available to common shareholders and noncontrolling interests - diluted	$175.6	$179.2	$274.3	$279.1

Denominator:
Weighted average common shares - basic	235.8	233.5	235.2	231.8
Exchange of noncontrolling interests for common shares (Note 11)	226.9	227.2	226.9	228.5
Effect of other dilutive securities	15.3	9.4	15.2	8.9
Weighted average common shares - diluted	478.0	470.1	477.3	469.2

Basic earnings per share	$0.38	$0.39	$0.59	$0.61
Diluted earnings per share	$0.37	$0.38	$0.57	$0.59
Anti-dilutive securities outstanding	4.2	6.4	4.2	6.4
Note 6. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	June 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$716.3	$(150.6)	$565.7	$655.1	$(132.4)	$522.7
Favorable leases	452.4	(172.0)	280.4	436.0	(149.7)	286.3
Subtotal	1,168.7	(322.6)	846.1	1,091.1	(282.1)	809.0
Indefinite lived intangible assets:
Tim Hortons brand	$6,547.7	$—	$6,547.7	$6,341.6	$—	$6,341.6
Burger King brand	2,128.8	—	2,128.8	2,077.4	—	2,077.4
Popeyes brand	1,319.0	—	1,319.0	—	—	—
Subtotal	9,995.5	—	9,995.5	8,419.0	—	8,419.0
Intangible assets, net			$10,841.6			$9,228.0

Goodwill
Tim Hortons segment	$4,214.4			$4,087.8
Burger King segment	601.5			587.3
Popeyes segment	867.8			—
Total	$5,683.7			$4,675.1
Amortization expense on intangible assets totaled $18.0 million for the three months ended June 30, 2017 and $17.8 million for the same period in the prior year. Amortization expense on intangible assets totaled $35.5 million for the six months ended June 30, 2017 and $36.1 million for the same period in the prior year. The change in the brands and goodwill balances during the six months ended June 30, 2017 was due principally to the addition of goodwill and the Popeyes brand from the Popeyes Acquisition, and to a lesser extent, the impact of foreign currency translation.

Note 7. Equity Method Investments
The aggregate carrying amount of our equity method investments was $152.7 million and $151.1 million as of June 30, 2017 and December 31, 2016, respectively, and is included as a component of other assets, net in our accompanying condensed consolidated balance sheets. Our Tim Hortons (“TH”) business and Burger King (“BK”) business both have equity method investments. Our Popeyes Louisiana Kitchen (“PLK”) business does not have any equity method investments. Select information about our most significant equity method investments, based on the carrying value as of June 30, 2017, was as follows:

Entity	Country	Equity Interest
TIMWEN Partnership	Canada	50.0%
Carrols Restaurant Group, Inc.	United States	20.6%
Pangaea Foods (China) Holdings, Ltd.	China	27.5%
With respect to our TH business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $3.0 million and $3.1 million during the three months ended June 30, 2017 and 2016, respectively. Distributions received from this joint venture were $5.4 million and $5.6 million during the six months ended June 30, 2017 and 2016, respectively.
The aggregate market value of our equity interest in Carrols Restaurant Group, Inc. (“Carrols”), the most significant equity method investment for our BK business, based on the quoted market price on June 30, 2017, was approximately $115.3 million. No quoted market prices are available for our other equity method investments.

We have equity interests in entities that own or franchise Tim Hortons or Burger King restaurants. Franchise and property revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues from affiliates:
Franchise royalties	$43.4	$31.6	$81.9	$59.3
Property revenues	6.6	7.6	12.9	14.2
Franchise fees and other revenue	5.3	4.3	11.0	7.9
Total	$55.3	$43.5	$105.8	$81.4
We recognized $4.9 million and $5.2 million of rent expense associated with the TIMWEN Partnership during the three months ended June 30, 2017 and 2016, respectively. We recognized $9.4 million and $9.6 million of rent expense associated with the TIMWEN Partnership during the six months ended June 30, 2017 and 2016, respectively.
At June 30, 2017 and December 31, 2016, we had $23.0 million and $25.7 million, respectively, of accounts receivable, net from our equity method investments which were recorded in accounts and notes receivable, net in our condensed consolidated balance sheets.
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees and basis difference amortization. We recorded an increase to the carrying value of our equity method investment balance and a non-cash dilution gain of $11.6 million during the six months ended June 30, 2016. The dilution gain resulted from the issuance of capital stock by one of our equity method investees, which reduced our ownership interest in this equity method investment. The dilution gain we recorded in connection with the issuance of capital stock reflects adjustments to the difference between the amount of underlying equity in the net assets of the equity method investee before and after their issuance of capital stock.

Note 8. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	June 30, 2017	December 31, 2016
Current:
Dividend payable	$155.4	$146.1
Interest payable	69.7	63.3
Accrued compensation and benefits	46.8	60.5
Taxes payable	72.0	43.3
Deferred income	46.5	54.7
Closed property reserve	11.1	11.0
Restructuring and other provisions	13.9	9.1
Other	76.7	81.3
Other accrued liabilities	$492.1	$469.3

Noncurrent:
Unfavorable leases	$272.2	$275.8
Taxes payable	376.4	252.2
Accrued pension	81.3	82.9
Derivatives liabilities	307.9	55.1
Lease liability	27.1	27.2
Deferred income	40.5	27.1
Other	73.5	64.6
Other liabilities, net	$1,178.9	$784.9
Note 9. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	June 30, 2017	December 31, 2016
Term Loan Facility (due February 17, 2024)	$6,421.0	$5,046.1
2017 Senior Notes (due May 15, 2024)	1,500.0	—
2015 Senior Notes (due January 12, 2022)	1,250.0	1,250.0
2014 Senior Notes (due April 1, 2022)	2,250.0	2,250.0
Tim Hortons Notes (a)	5.0	40.6
Other	84.1	85.4
Less: unamortized deferred financing costs and deferred issue discount	(200.8)	(187.1)
Total debt, net	11,309.3	8,485.0
Less: current maturities of debt	(56.4)	(74.8)
Total long-term debt	$11,252.9	$8,410.2

(a)	$35.6 million of Tim Hortons Notes were repaid on June 1, 2017, the original maturity date.

Refinancing of Credit Facilities
On February 17, 2017, two of our subsidiaries (the “Borrowers”) entered into a second amendment (the “Second Amendment”) to the credit agreement governing our senior secured term loan facility (the “Term Loan Facility”) and our senior secured revolving credit facility of up to $500.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) maturing on December 12, 2019 (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). Under the Second Amendment, (i) the outstanding aggregate principal amount under our Term Loan Facility was decreased to $4,900.0 million as a result of a repayment of $146.1 million from cash on hand, (ii) the interest rate applicable to our Term Loan Facility was reduced to, at our option, either (a) a base rate plus an applicable margin equal to 1.25%, or (b) a Eurocurrency rate plus an applicable margin equal to 2.25%, (iii) the maturity of our Term Loan Facility was extended from December 12, 2021 to February 17, 2024, and (iv) the Borrowers and their subsidiaries were provided with additional flexibility under certain negative covenants, including incurrence of indebtedness, making of investments, dispositions and restricted payments, and prepayment of subordinated indebtedness. Except as described herein, the Second Amendment did not materially change the terms of the Credit Facilities.
In connection with the Second Amendment, we capitalized approximately $11.3 million in debt issuance costs and recorded a loss on early extinguishment of debt of $20.4 million during the six months ended June 30, 2017. The loss on early extinguishment of debt primarily reflects the write-off of unamortized debt issuance costs and discounts.
Incremental Term Loans
In connection with the Popeyes Acquisition, we obtained an incremental term loan in the aggregate principal amount of $1,300.0 million (the “Incremental Term Loan No. 1”) under our Term Loan Facility. Also, simultaneously and in connection with the issuance of the 2017 Senior Notes (described below), we obtained an additional incremental term loan in the aggregate principal amount of $250.0 million (the "Incremental Term Loan No. 2" and together with the Incremental Term Loan No. 1, the "Incremental Term Loans") under our Term Loan Facility. The Incremental Term Loans bear interest at the same rate as the Term Loan Facility and also mature on February 17, 2024. In connection with the Incremental Term Loan No. 1, Popeyes was included as loan guarantor and its assets as collateral under the Credit Facilities. Except as described herein, there were no other material changes to the terms of the Credit Facilities. Debt issuance costs capitalized in connection with the Incremental Term Loans were approximately $23.0 million.
Revolving Credit Facility
As of June 30, 2017, we had no amounts outstanding under our Revolving Credit Facility. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, to fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. As of June 30, 2017, we had $1.6 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $498.4 million.
2017 Senior Notes
On May 17, 2017, the Borrowers entered into an indenture (the "2017 Senior Notes Indenture") in connection with the issuance of $1,500.0 million of 4.25% first lien senior notes due May 15, 2024 (the "2017 Senior Notes"). No principal payments are due until maturity and interest is paid semi-annually. We expect to use the net proceeds from the offering of the 2017 Senior Notes, together with other sources of liquidity, to redeem all or a portion of the outstanding Class A 9.0% cumulative compounding perpetual voting preferred shares and for other general corporate purposes. In connection with the issuance of the 2017 Senior Notes, we capitalized approximately $12.6 million in debt issuance costs.
Obligations under the 2017 Senior Notes are guaranteed on a senior secured basis, jointly and severally, by the Borrowers and substantially all of the Borrowers' Canadian and U.S. subsidiaries, including The TDL Group Corp., Burger King Worldwide, Inc., Popeyes Louisiana Kitchen, Inc. and substantially all of their respective Canadian and U.S. subsidiaries (the "Note Guarantors"). The 2017 Senior Notes are first lien senior secured obligations and rank equal in right of payment with all of the existing and future senior debt of the Borrowers and Note Guarantors, including borrowings and guarantees of the Credit Facilities.
Our 2017 Senior Notes may be redeemed in whole or in part, on or after May 15, 2020 at the redemption prices set forth in the 2017 Senior Notes Indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 2017 Senior Notes Indenture also contains optional redemption provisions related to tender offers, change of control and equity offerings, among others.

Fair Value Measurement
The fair value of our variable rate term debt and bonds is estimated using inputs based on bid and offer prices that are Level 2 inputs and was $11.5 billion and $8.8 billion at June 30, 2017 and December 31, 2016, respectively, compared to a principal carrying amount of $11.4 billion and $8.6 billion, respectively on the same dates.
Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Debt	$118.9	$103.5	$218.9	$204.7
Capital lease obligations	5.0	5.0	10.0	9.8
Amortization of deferred financing costs and debt issuance discount	8.2	9.6	16.7	19.3
Interest income	(4.1)	(0.9)	(6.2)	(1.5)
Interest expense, net	$128.0	$117.2	$239.4	$232.3
Other
On March 27, 2017, we repaid $155.5 million of debt assumed in connection with the Popeyes Acquisition.
Note 10. Income Taxes
Our effective tax rate was 15.0% and 16.4% for the three and six months ended June 30, 2017, respectively. The effective tax rate during this period was primarily a result of the mix of income from multiple tax jurisdictions, the impact of our financing structure, excess tax benefits from share-based compensation, and transaction costs.
Our effective tax rate was 19.3% and 20.4% for the three and six months ended June 30, 2016, respectively. The effective tax rate during this period was primarily a result of the mix of income from multiple tax jurisdictions and the impact of our financing structure.
Note 11. Shareholders’ Equity
Noncontrolling Interests
The holders of Partnership exchangeable units held an economic interest of approximately 49.0% and 49.2% in Partnership common equity through the ownership of 226,848,674 and 226,995,404 Partnership exchangeable units as of June 30, 2017 and December 31, 2016, respectively.
During the six months ended June 30, 2017, Partnership exchanged 146,730 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. The exchanges represented increases in our ownership interest in Partnership and were accounted for as equity transactions, with no gain or loss recorded in the accompanying condensed consolidated statement of operations. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was cancelled concurrently with the exchange.

Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2016	$274.9	$(16.7)	$(956.5)	$(698.3)
Foreign currency translation adjustment	—	—	461.2	461.2
Net change in fair value of derivatives, net of tax	(235.5)	—	—	(235.5)
Amounts reclassified to earnings of cash flow hedges, net of tax	11.0	—	—	11.0
Pension and post-retirement benefit plans, net of tax	—	(0.1)	—	(0.1)
Amortization of prior service (credits) costs, net of tax	—	(0.8)	—	(0.8)
Amortization of actuarial (gains) losses, net of tax	—	1.2	—	1.2
Other comprehensive income attributable to noncontrolling interests	110.3	(0.2)	(226.9)	(116.8)
Balances at June 30, 2017	$160.7	$(16.6)	$(722.2)	$(578.1)

The following table displays the reclassifications out of AOCI (in millions):

		Amounts Reclassified from AOCI
	Affected Line Item in the Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components		2017	2016	2017	2016
Gains (losses) on cash flow hedges:
Interest rate derivative contracts	Interest expense, net	$(9.0)	$(5.9)	$(14.9)	$(9.4)
Forward-currency contracts	Cost of sales	(0.8)	(1.1)	0.1	2.5
	Total before tax	(9.8)	(7.0)	(14.8)	(6.9)
	Income tax (expense) benefit	2.5	1.8	3.8	1.8
	Net of tax	$(7.3)	$(5.2)	$(11.0)	$(5.1)
Defined benefit pension:
Amortization of prior service credits (costs)	SG&A (a)	$0.7	$0.8	$1.4	$1.5
Amortization of actuarial gains (losses)	SG&A (a)	(0.2)	(0.1)	(0.5)	(0.2)
	Total before tax	0.5	0.7	0.9	1.3
	Income tax (expense) benefit	(1.1)	(0.2)	(1.3)	(0.5)
	Net of tax	$(0.6)	$0.5	$(0.4)	$0.8

Total reclassifications	Net of tax	$(7.9)	$(4.7)	$(11.4)	$(4.3)

(a)	Refers to selling, general and administrative expenses in the condensed consolidated statements of operations.
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

Interest Rate Swaps
During 2015, we entered into a series of receive-variable, pay-fixed interest rate swaps with a notional value of $2,500.0 million to hedge the variability in the interest payments on a portion of our Term Loan Facility beginning May 28, 2015, through the expiration of the final swap on March 31, 2021, resetting each March 31. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting, and as such, the effective portion of unrealized changes in market value is recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.
During 2015, we settled certain interest rate swaps and recognized a net unrealized loss of $84.6 million in AOCI at the date of settlement. This amount will be reclassified into interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of June 30, 2017 that we expect to be reclassified into interest expense within the next 12 months is $12.4 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At June 30, 2017, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically offset by movements in the fair value of our cross currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
We terminated and settled our previous cross-currency rate swaps in June 2017, with an aggregate notional value of $5,000.0 million, between the Canadian dollar and U.S. dollar. In connection with this termination, we received $763.5 million which is reflected as a source of cash provided by investing activities in the condensed consolidated statement of cash flows. The unrealized gains totaled $533.4 million, net of tax, as of the termination date and will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations. Additionally, we entered into new fixed-to-fixed cross-currency rate swaps to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. These swaps are contracts to exchange quarterly fixed-rate interest payments we make on the Canadian dollar notional amount of C$6,753.5 million for quarterly fixed-rate interest payments we receive on the U.S. dollar notional amount of $5,000.0 million through the maturity date of June 30, 2023. In making such changes, we effectively realigned our Canadian dollar hedges to reflect our current cash flow mix and capital structure maturity profile.
At June 30, 2017, we also had outstanding a cross-currency rate swap in which we pay quarterly fixed-rate interest payments on the Euro notional value of €1,107.8 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $1,200.0 million through the maturity date of March 31, 2021. At inception, this cross-currency rate swap was designated as a hedge and is accounted for as a net investment hedge.
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At June 30, 2017, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $177.6 million with maturities to September 2018. We have designated these instruments as cash flow hedges, and as such, the effective portion of unrealized changes in market value are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.
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

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives designated as cash flow hedges
Forward-starting interest rate swaps	$(15.4)	$(21.6)	$(20.4)	$(72.6)
Forward-currency contracts	$(7.0)	$(0.7)	$(5.5)	$(9.8)
Derivatives designated as net investment hedges
Cross-currency rate swaps	$(124.1)	$54.4	$(178.3)	$(219.7)

Classification on Condensed Consolidated Statements of Operations	Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense, net	$(9.0)	$(5.9)	$(14.9)	$(9.4)
Cost of sales	$(0.8)	$(1.1)	$0.1	$2.5

	Fair Value as of
	June 30, 2017	December 31, 2016	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Foreign currency	$0.2	$2.8	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	—	717.9	Derivative assets
Total assets at fair value	$0.2	$720.7

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	$66.8	$55.1	Other liabilities, net
Foreign currency	4.3	1.1	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	241.1	—	Other liabilities, net
Total liabilities at fair value	$312.2	$56.2

Note 13. Franchise and Property Revenues
Franchise and property revenues consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Franchise royalties	$308.7	$249.8	$550.7	$477.6
Property revenues	189.3	198.0	364.3	369.3
Franchise fees and other revenue	32.6	33.8	65.8	62.7
Franchise and property revenues	$530.6	$481.6	$980.8	$909.6
Note 14. Other Operating Expenses (Income), net
Other operating expenses (income), net consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$8.6	$1.0	$11.5	$16.3
Litigation settlements and reserves, net	1.1	0.9	1.1	1.6
Net losses (gains) on foreign exchange	36.8	(12.1)	47.2	12.0
Other, net	0.3	(1.1)	0.8	(0.4)
Other operating expenses (income), net	$46.8	$(11.3)	$60.6	$29.5
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

Note 15. Commitments and Contingencies
Litigation
On June 19, 2017, a claim was filed in the Ontario Superior Court of Justice. The plaintiff, a franchisee of two Tim Hortons restaurants, seeks to certify a class of all persons who have carried on business as a Tim Hortons franchisee in Canada at any time after December 15, 2014. The claim alleges various causes of action against the defendants in relation to the purported misuse of amounts paid by members of the proposed class to the Tim Hortons Canada advertising fund (the “Ad Fund”). The plaintiff seeks to have the Ad Fund franchisee contributions held in trust for the benefit of members of the proposed class, an accounting of the Ad Fund, as well as damages for breach of contract, breach of trust and breach of fiduciary duties. While we believe the claims are without merit and we intend to vigorously defend against this lawsuit, we are unable to predict the ultimate outcome of this case or the range of possible loss, if any.

Note 16. Segment Reporting
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
Each brand is managed by a brand president that reports directly to our Chief Executive Officer, who is our Chief Operating Decision Maker. Therefore, we have three operating segments: (1) TH, which includes all operations of our Tim Hortons brand, (2) BK, which includes all operations of our Burger King brand, and (3) PLK, which includes all operations of our Popeyes brand. Our three operating segments represent our reportable segments. PLK revenues and segment income from March 28, 2017 through June 30, 2017 are included in our consolidated statement of operations for the three months ended June 30, 2017.
The following table presents revenues, by segment and by country (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues by operating segment:
TH	$772.3	$759.8	$1,505.9	$1,417.6
BK	293.7	280.4	560.7	541.1
PLK	66.7	—	66.7	—
Total revenues	$1,132.7	$1,040.2	$2,133.3	$1,958.7

Revenues by country (a):
Canada	$687.9	$683.0	$1,344.9	$1,264.2
United States	313.2	246.3	545.6	475.8
Other	131.6	110.9	242.8	218.7
Total revenues	$1,132.7	$1,040.2	$2,133.3	$1,958.7

(a)	Only Canada and the United States represented 10% or more of our total revenues in each period presented.

Our measure of segment income is Adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest, (gain) loss on early extinguishment of debt, taxes, and depreciation and amortization, adjusted to exclude the non-cash impact of share-based compensation and non-cash incentive compensation expense and (income) loss from equity method investments, net of cash distributions received from equity method investments, as well as other operating expenses (income), net. Other specifically identified costs associated with non-recurring projects are also excluded from Adjusted EBITDA, including fees and expenses associated with the Popeyes Acquisition ("PLK Transaction costs"), and integration costs associated with the acquisition of Tim Hortons. Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of operating performance or the performance of an acquired business. A reconciliation of segment income to net income (loss) consists of the following (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment income:
TH	$281.1	$279.0	$537.3	$506.8
BK	216.8	200.1	403.9	380.1
PLK	33.2	—	33.2	—
Adjusted EBITDA	531.1	479.1	974.4	886.9
Share-based compensation and non-cash incentive compensation expense	11.9	11.3	30.4	19.2
PLK Transaction costs	8.5	—	42.9	—
Integration costs	—	3.8	—	6.0
Impact of equity method investments (a)	4.1	7.8	1.2	(7.9)
Other operating expenses (income), net	46.8	(11.3)	60.6	29.5
EBITDA	459.8	467.5	839.3	840.1
Depreciation and amortization	45.4	43.5	88.7	85.5
Income from operations	414.4	424.0	750.6	754.6
Interest expense, net	128.0	117.2	239.4	232.3
Loss on early extinguishment of debt	—	—	20.4	—
Income tax expense	42.9	59.2	80.7	106.4
Net income	$243.5	$247.6	$410.1	$415.9

(a)
Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 17. Subsequent Event
Dividends
On July 5, 2017, we paid a cash dividend of $0.98 per Preferred Share, for a total dividend of $67.5 million, to the holder of the Preferred Shares. The dividend on the Preferred Shares included the amount due for the second calendar quarter of 2017. On July 6, 2017, we paid a cash dividend of $0.19 per common share to common shareholders of record on May 15, 2017. On such date, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.19 per exchangeable unit to holders of record on May 15, 2017.
On August 1, 2017, our board of directors declared a cash dividend of $0.98 per Preferred Share, for a total dividend of $67.5 million which will be paid to the holder of the Preferred Shares on October 2, 2017. The dividend on the Preferred Shares includes the amount due for the third calendar quarter of 2017. On August 2, 2017, our board of directors declared a cash dividend of $0.20 per common share, which will be paid on October 3, 2017, to common shareholders of record on September 15, 2017. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.20 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
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
Overview
We are a Canadian corporation originally formed on August 25, 2014 to serve as the indirect holding company for Tim Hortons and its consolidated subsidiaries and Burger King Worldwide and its consolidated subsidiaries. On March 27, 2017, we acquired Popeyes Louisiana Kitchen, Inc. and its consolidated subsidiaries (“Popeyes”). We are one of the world’s largest quick service restaurant (“QSR”) companies with more than $28 billion in system-wide sales and over 23,000 restaurants in more than 100 countries and U.S. territories as of June 30, 2017. Our Tim Hortons®, Burger King®, and Popeyes® brands have similar franchised business models with complementary daypart mixes and product platforms. Our three iconic brands are managed independently while benefiting from global scale and sharing of best practices.
Tim Hortons restaurants are quick service restaurants with a menu that includes premium blend coffee, tea, espresso-based hot and cold specialty drinks, fresh baked goods, including donuts, Timbits®, bagels, muffins, cookies and pastries, grilled paninis, classic sandwiches, wraps, soups, and more. Burger King restaurants are quick service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks, and other affordably-priced food items. Popeyes restaurants are chicken quick service restaurants featuring a unique “Louisiana” style menu that includes spicy chicken, chicken tenders, fried shrimp and other seafood, red beans and rice, and other regional items.
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

•
Commencing in 2017, we are presenting net restaurant growth on a percentage basis, reflecting the net increase in restaurant count (openings, net of closures) over a trailing twelve month period, divided by the restaurant count at the beginning of the trailing twelve month period. This presentation has been applied retrospectively to the earliest period presented to provide period-to-period comparability. Previously, we presented net restaurant growth as the number of new restaurants opened, net of closures, during a stated period. We have disclosed restaurant count at period end which can be used to determine net restaurant growth as previously presented.

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

Recent Events and Factors Affecting Comparability
Popeyes Acquisition
As described in Note 2 to the accompanying unaudited condensed consolidated financial statements, on March 27, 2017, we completed the acquisition of Popeyes for total consideration of $1,654.7 million (the “Popeyes Acquisition”). The consideration was funded through (1) cash on hand of approximately $354.7 million, and (2) $1,300.0 million from incremental borrowings under our Term Loan Facility – see Note 9 to the accompanying unaudited condensed consolidated financial statements.
PLK revenues and segment income from March 28, 2017 through June 30, 2017 are included in our consolidated statement of operations for the three months ended June 30, 2017. The changes in our results of operations for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 are partially driven by the inclusion of the results of operations of PLK. The PLK statement of operations data for the three and six months ended June 30, 2017 is summarized as follows:

PLK Segment (in millions of U.S. dollars)	Three and Six Months Ended June 30, 2017
Revenues:
Sales	$23.0
Franchise and property revenues	43.7
Total revenues	66.7
Cost of sales	19.2
Franchise and property expenses	2.3
Segment SG&A	14.4
Segment depreciation and amortization (a)	2.4
Segment income	33.2

(a)	Segment depreciation and amortization consists of depreciation and amortization included in cost of sales and franchise and property expenses.
PLK Transaction Costs
In connection with the Popeyes Acquisition, we incurred certain non-recurring fees and expenses (“PLK Transaction costs”) totaling $8.5 million and $42.9 million during the three and six months ended June 30, 2017, respectively, consisting primarily of professional fees and compensation related expenses, all of which are classified as selling, general and administrative expenses in the condensed consolidated statement of operations. We expect to incur additional PLK Transaction costs through the remainder of 2017 as we integrate the operations of PLK.
Integration Costs
In connection with the implementation of initiatives to integrate the back-office processes of TH and BK to enhance efficiencies, we incurred $3.8 million and $6.0 million related to these initiatives during the three and six months ended June 30, 2016, primarily consisting of professional fees.

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016
Tabular amounts in millions of U.S. dollars unless noted otherwise.

Consolidated	Three Months Ended June 30,		Variance	FX Impact	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact	Variance Excluding FX Impact
	2017	2016	Favorable / (Unfavorable)			2017	2016	Favorable / (Unfavorable)
Revenues:
Sales	$602.1	$558.6	$43.5	$(20.7)	$64.2	$1,152.5	$1,049.1	$103.4	$(5.0)	$108.4
Franchise and property revenues	530.6	481.6	49.0	(11.6)	60.6	980.8	909.6	71.2	(6.1)	77.3
Total revenues	1,132.7	1,040.2	92.5	(32.3)	124.8	2,133.3	1,958.7	174.6	(11.1)	185.7
Operating costs and expenses:
Cost of sales	460.2	438.0	(22.2)	15.6	(37.8)	883.6	828.6	(55.0)	3.6	(58.6)
Franchise and property expenses	113.7	111.9	(1.8)	3.4	(5.2)	224.7	213.7	(11.0)	1.3	(12.3)
Selling, general and administrative expenses	96.7	73.1	(23.6)	1.0	(24.6)	218.6	146.3	(72.3)	0.7	(73.0)
(Income) loss from equity method investments	0.9	4.5	3.6	(0.1)	3.7	(4.8)	(14.0)	(9.2)	(0.1)	(9.1)
Other operating expenses (income), net	46.8	(11.3)	(58.1)	1.2	(59.3)	60.6	29.5	(31.1)	1.2	(32.3)
Total operating costs and expenses	718.3	616.2	(102.1)	21.1	(123.2)	1,382.7	1,204.1	(178.6)	6.7	(185.3)
Income from operations	414.4	424.0	(9.6)	(11.2)	1.6	750.6	754.6	(4.0)	(4.4)	0.4
Interest expense, net	128.0	117.2	(10.8)	—	(10.8)	239.4	232.3	(7.1)	(0.2)	(6.9)
Loss on early extinguishment of debt	—	—	—	—	—	20.4	—	(20.4)	—	(20.4)
Income before income taxes	286.4	306.8	(20.4)	(11.2)	(9.2)	490.8	522.3	(31.5)	(4.6)	(26.9)
Income tax expense	42.9	59.2	16.3	(0.9)	17.2	80.7	106.4	25.7	(1.3)	27.0
Net income	$243.5	$247.6	$(4.1)	$(12.1)	$8.0	$410.1	$415.9	$(5.8)	$(5.9)	$0.1

TH Segment	Three Months Ended June 30,		Variance	FX Impact	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact	Variance Excluding FX Impact
	2017	2016	Favorable / (Unfavorable)			2017	2016	Favorable / (Unfavorable)
Revenues:
Sales	$553.9	$535.5	$18.4	$(21.1)	$39.5	$1,081.3	$1,002.8	$78.5	$(5.7)	$84.2
Franchise and property revenues	218.4	224.3	(5.9)	(8.3)	2.4	424.6	414.8	9.8	(1.9)	11.7
Total revenues	772.3	759.8	12.5	(29.4)	41.9	1,505.9	1,417.6	88.3	(7.6)	95.9
Cost of sales	417.1	417.7	0.6	16.0	(15.4)	819.6	789.7	(29.9)	4.2	(34.1)
Franchise and property expenses	79.8	77.4	(2.4)	3.0	(5.4)	157.5	147.1	(10.4)	0.5	(10.9)
Segment SG&A	22.2	15.1	(7.1)	0.4	(7.5)	47.3	31.3	(16.0)	0.1	(16.1)
Segment depreciation and amortization(a)	24.7	26.1	1.4	0.8	0.6	49.8	51.2	1.4	0.1	1.3
Segment income (b)	281.1	279.0	2.1	(10.9)	13.0	537.3	506.8	30.5	(2.9)	33.4

BK Segment	Three Months Ended June 30,		Variance	FX Impact	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact	Variance Excluding FX Impact
	2017	2016	Favorable / (Unfavorable)			2017	2016	Favorable / (Unfavorable)
Revenues:
Sales	$25.2	$23.1	$2.1	$0.4	$1.7	$48.2	$46.3	$1.9	$0.7	$1.2
Franchise and property revenues	268.5	257.3	11.2	(3.3)	14.5	512.5	494.8	17.7	(4.2)	21.9
Total revenues	293.7	280.4	13.3	(2.9)	16.2	560.7	541.1	19.6	(3.5)	23.1
Cost of sales	23.9	20.3	(3.6)	(0.4)	(3.2)	44.8	38.9	(5.9)	(0.6)	(5.3)
Franchise and property expenses	31.6	34.5	2.9	0.4	2.5	64.9	66.6	1.7	0.8	0.9
Segment SG&A	34.1	37.4	3.3	0.2	3.1	72.3	79.4	7.1	0.4	6.7
Segment depreciation and amortization (a)	12.7	11.9	(0.8)	0.1	(0.9)	25.2	23.9	(1.3)	0.1	(1.4)
Segment income	216.8	200.1	16.7	(2.8)	19.5	403.9	380.1	23.8	(3.0)	26.8

(b)
TH segment income includes $3.2 million and $3.3 million of cash distributions received from equity method investments for the three months ended June 30, 2017 and 2016, respectively. TH segment income includes $6.0 million and $6.1 million of cash distributions received from equity method investments for the six months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Key Business Metrics	2017	2016	2017	2016
Comparable sales growth
TH	(0.8)%	2.7%	(0.4)%	3.9%
BK	3.9%	0.6%	2.0%	2.5%
PLK (c)	(2.7)%	0.7%	(1.4)%	1.2%
System-wide sales growth
TH	2.6%	4.8%	2.9%	6.2%
BK	10.6%	5.9%	8.5%	7.9%
PLK (c)	3.3%	6.5%	4.7%	6.5%
System-wide sales
TH	$1,645.9	$1,667.9	$3,159.9	$3,092.6
BK	$4,961.1	$4,544.1	$9,438.1	$8,780.9
PLK (c)	$890.4	$756.9	$1,726.2	$1,737.4

			As of
			June 30, 2017	June 30, 2016
Net restaurant growth
TH			4.3%	3.3%
BK			6.0%	3.9%
PLK (d)			5.3%	6.5%
Restaurant count
TH			4,655	4,464
BK			16,000	15,100
PLK (d)			2,768	2,628

(c)
For 2017, PLK comparable sales growth, system-wide sales growth and system-wide sales are for the period from March 28, 2017 through June 30, 2017 for the three months ended June 30, 2017 and December 26, 2016 through June 30, 2017 for the six months ended June 30, 2017. Comparable sales growth and system-wide sales growth are calculated using the same period in the prior year (March 28, 2016 through June 30, 2016 for the three months and December 26, 2015 through June 30, 2016 for the six months). For 2016, PLK figures are shown for information purposes only and are consistent with PLK's former fiscal calendar. Consequently, results for 2017 may not be comparable to those of 2016.

(d)
For 2017, net restaurant growth is for the period from July 11, 2016 through June 30, 2017 and from July 13, 2015 through July 10, 2016 for the comparative period. Restaurant count is as of June 30, 2017 for the current period, and as of July 10, 2016 for the comparative period, inclusive of temporary closures.

Comparable Sales Growth
The decline in TH comparable sales growth of (0.8)% and (0.4)% during the three and six months ended June 30, 2017, respectively, was primarily driven by Canada comparable sales growth of (0.6)% and (0.4)% during such periods.
BK comparable sales growth of 3.9% and 2.0% during the three and six months ended June 30, 2017, respectively, was primarily driven by U.S. comparable sales growth of 3.0% and 0.5% during such periods.
The decline in PLK comparable sales growth of (2.7)% and (1.4)% during the three and six months ended June 30, 2017, respectively, was primarily driven by U.S. comparable sales growth of (3.3)% and (1.8)% during such periods.

Sales and Cost of Sales
Sales include supply chain sales and sales from Company restaurants. Supply chain sales represent sales of products, supplies and restaurant equipment, other than equipment sales related to initial restaurant establishment or renovations, which are shipped directly from our warehouses or by third-party distributors to restaurants or retailers, as well as sales to retailers. Sales from Company restaurants, including sales by our consolidated TH Restaurant VIEs, represent restaurant-level sales to our guests.
Cost of sales includes costs associated with the management of our supply chain, including cost of goods, direct labor and depreciation, as well as the cost of goods delivered by third-party distributors to the restaurants for which we manage the supply chain logistics, and for products sold through retailers. Cost of sales also includes food, paper and labor costs of Company restaurants, which includes costs incurred by our consolidated TH Restaurant VIEs (see Note 3 to the accompanying unaudited condensed consolidated financial statements for additional information on Restaurant VIEs).
During the three months ended June 30, 2017, the increase in sales was driven by a $39.5 million increase in our TH segment, the inclusion of $23.0 million from our PLK segment, and an increase of $1.7 million in our BK segment, partially offset by a $20.7 million unfavorable FX Impact. The increase in our TH segment was driven by a $53.1 million increase in supply chain sales primarily reflecting growth in system wide sales and the launch of our espresso-based beverage platform, partially offset by a $13.6 million decrease in our TH Company restaurant revenue, primarily from the conversion of Restaurant VIEs to franchise restaurants.
During the six months ended June 30, 2017, the increase in sales was driven by an $84.2 million increase in our TH segment, the inclusion of $23.0 million from our PLK segment, and an increase of $1.2 million in our BK segment, partially offset by a $5.0 million unfavorable FX Impact. The increase in our TH segment was driven by a $108.4 million increase in supply chain sales primarily reflecting growth in system wide sales and the launch of our espresso-based beverage platform, partially offset by a $24.2 million decrease in our TH Company restaurant revenue, primarily from the conversion of Restaurant VIEs to franchise restaurants.
During the three months ended June 30, 2017, the increase in cost of sales was driven primarily by the inclusion of $19.2 million from our PLK segment, a $15.4 million increase in our TH segment, and a $3.2 million increase in our BK segment, partially offset by a $15.6 million favorable FX Impact. The increase in our TH segment was primarily due to a $26.3 million increase in supply chain cost of sales driven by the increase in supply chain sales described above, net of supply chain cost savings derived from effective cost management. This factor was partially offset by a $10.9 million decrease in Company restaurant cost of sales, primarily from the conversion of Restaurant VIEs to franchise restaurants.
During the six months ended June 30, 2017, the increase in cost of sales was driven primarily by a $34.1 million increase in our TH segment, the inclusion of $19.2 million from our PLK segment, and a $5.3 million increase in our BK segment, partially offset by a $3.6 million favorable FX Impact. The increase in our TH segment was primarily due to a $56.9 million increase in supply chain cost of sales driven by the increase in supply chain sales described above, net of supply chain cost savings derived from effective cost management. This factor was partially offset by a $22.8 million decrease in Company restaurant cost of sales, primarily from the conversion of Restaurant VIEs to franchise restaurants.
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
During the three months ended June 30, 2017, the increase in franchise and property revenues was driven by the inclusion of $43.7 million from our PLK segment, a $14.5 million increase in our BK segment, and a $2.4 million increase in our TH segment, partially offset by an $11.6 million unfavorable FX Impact. The increase in our BK and TH segments was primarily due to an increase in royalties, driven by system-wide sales growth.
During the six months ended June 30, 2017, the increase in franchise and property revenues was driven by the inclusion of $43.7 million from our PLK segment, a $21.9 million increase in our BK segment, and an $11.7 million increase in our TH segment, partially offset by a $6.1 million unfavorable FX Impact. The increase in our BK and TH segments was primarily due to an increase in royalties, driven by system-wide sales growth.

During the three months ended June 30, 2017, the increase in franchise and property expenses was driven by a $5.4 million increase in our TH segment and the inclusion of $2.3 million from our PLK segment, partially offset by a $2.5 million decrease in our BK segment and a $3.4 million favorable FX Impact.
During the six months ended June 30, 2017, the increase in franchise and property expenses was driven by a $10.9 million increase in our TH segment and the inclusion of $2.3 million from our PLK segment, partially offset by a $0.9 million decrease in our BK segment and a $1.3 million favorable FX Impact.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			$	%			$	%
	2017	2016	Favorable / (Unfavorable)		2017	2016	Favorable / (Unfavorable)
Segment SG&A:
TH	$22.2	$15.1	$(7.1)	(47.0)%	$47.3	$31.3	$(16.0)	(51.1)%
BK	34.1	37.4	3.3	8.8%	72.3	79.4	7.1	8.9%
PLK	14.4	—	(14.4)	NM	14.4	—	(14.4)	NM
Share-based compensation and non-cash incentive compensation expense	11.9	11.3	(0.6)	(5.3)%	30.4	19.2	(11.2)	(58.3)%
Depreciation and amortization	5.6	5.5	(0.1)	(1.8)%	11.3	10.4	(0.9)	(8.7)%
PLK Transaction costs	8.5	—	(8.5)	NM	42.9	—	(42.9)	NM
Integration costs	—	3.8	3.8	NM	—	6.0	6.0	NM
Selling, general and administrative expenses	$96.7	$73.1	$(23.6)	(32.3)%	$218.6	$146.3	$(72.3)	(49.4)%

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
During the three and six months ended June 30, 2017, TH Segment SG&A increased primarily due to an increase in salaries and benefits, partially offset by a favorable FX Impact. During the same period, BK Segment SG&A decreased primarily due to a decrease in salaries and benefits and a favorable FX Impact.
During the three months ended June 30, 2017, the increase in share-based compensation and non-cash incentive compensation expense was due primarily to additional equity awards granted.
During the six months ended June 30, 2017, the increase in share-based compensation and non-cash incentive compensation expense was due primarily to an increase in equity award modifications, an increase related to the remeasurement of liability-classified and non-employee equity awards to fair value, and an increase due to additional equity awards granted.
During the three and six months ended June 30, 2017, the increase in depreciation and amortization expense was primarily due to depreciation related to information technology capital expenditures during 2016.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees, and basis difference amortization.
The change in (income) loss from equity method investments during the three months ended June 30, 2017 was primarily driven by improved results of our BK equity method investments.

The change in (income) loss from equity method investments during the six months ended June 30, 2017 was primarily driven by the prior year recognition of an $11.6 million increase to the carrying value of our investment balance and a non-cash dilution gain included in (income) loss from equity method investments on the issuance of capital stock by one of our equity method investees, partially offset by improved results of our BK equity method investments in the current period.
Other Operating Expenses (Income), net
Our other operating expenses (income), net were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$8.6	$1.0	$11.5	$16.3
Litigation settlements and reserves, net	1.1	0.9	1.1	1.6
Net losses (gains) on foreign exchange	36.8	(12.1)	47.2	12.0
Other, net	0.3	(1.1)	0.8	(0.4)
Other operating expenses (income), net	$46.8	$(11.3)	$60.6	$29.5
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods. Net losses (gains) on disposals of assets, restaurant closures, and refranchisings for the three and six months ended June 30, 2017 and the six months ended June 30, 2016 primarily reflects losses in connection with refranchisings in our TH business.
Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense, net	$128.0	$117.2	$239.4	$232.3
Weighted average interest rate on long-term debt	4.7%	5.2%	4.9%	5.1%
During the three and six months ended June 30, 2017, interest expense, net increased primarily due to higher outstanding debt from incremental term loans and the issuance of senior notes during 2017, partially offset by an increase in interest income and a lower weighted average interest rate.
Loss on Early Extinguishment of Debt
During the six months ended June 30, 2017, we recorded a $20.4 million loss on early extinguishment of debt, which primarily reflects the write-off of unamortized debt issuance costs and discounts in connection with the refinancing of our Term Loan Facility.
Income Tax Expense
Our effective tax rate was 15.0% and 16.4% for the three and six months ended June 30, 2017, respectively, and 19.3% and 20.4% for the comparable periods in 2016, respectively. The effective tax rate for the current year periods was lower primarily due to excess tax benefits from share-based compensation, which are now recorded as a reduction to the income tax provision as a result of the required adoption of a new share-based compensation accounting standard (see Note 4 to the accompanying unaudited condensed consolidated financial statements), and Popeye's acquisition-related financing.

Net Income
We reported net income of $243.5 million for the three months ended June 30, 2017, compared to net income of $247.6 million for the three months ended June 30, 2016, primarily as a result of a $58.1 million change in other operating expenses (income), net, a $10.8 million increase in interest expense, net, and $8.5 million of PLK Transaction costs. These factors were partially offset by $33.2 million of PLK segment income, increases in segment income in TH and BK totaling $18.8 million, a $16.3 million decrease in income tax expense and the non-recurrence of $3.8 million in Integration costs.
We reported net income of $410.1 million for the six months ended June 30, 2017, compared to net income of $415.9 million for the six months ended June 30, 2016, primarily as a result of $42.9 million of PLK Transaction costs, a $31.1 million increase in other operating expenses (income), net, a $20.4 million loss on early extinguishment of debt, an $11.2 million increase in share-based compensation and non-cash incentive compensation, a $9.1 million decrease from the impact of equity method investments, and a $7.1 million increase in interest expense, net. These factors were partially offset by increases in segment income in TH and BK totaling $54.3 million, $33.2 million of PLK segment income, a $25.7 million decrease in income tax expense and the non-recurrence of $6.0 million in Integration costs.
Non-GAAP Reconciliations
The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. These non-GAAP measures do not have a standardized meaning under U.S. GAAP and may differ from similar captioned measures of other companies in our industry. We believe that these non-GAAP measures are useful to investors in assessing our operating performance, as it provides them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing these non-GAAP measures, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. EBITDA is defined as earnings (net income or loss) before interest, (gain) loss on early extinguishment of debt, taxes, and depreciation and amortization and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA excluding the non-cash impact of share-based compensation and non-cash incentive compensation expense and (income) loss from equity method investments, net of cash distributions received from equity method investments, as well as other operating expenses (income), net. Other specifically identified costs associated with non-recurring projects are also excluded from Adjusted EBITDA, including PLK Transaction costs associated with the Popeyes Acquisition and integration costs associated with the acquisition of Tim Hortons. Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of operating performance or the performance of an acquired business. Adjusted EBITDA, as defined above, also represents our measure of segment income for each of our three operating segments. PLK revenues and segment income from March 28, 2017 through June 30, 2017 are included in our consolidated statement of operations for the three months ending June 30, 2017.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			$	%			$	%
	2017	2016	Favorable / (Unfavorable)		2017	2016	Favorable / (Unfavorable)
Segment income:
TH	$281.1	$279.0	$2.1	0.8%	$537.3	$506.8	$30.5	6.0%
BK	216.8	200.1	16.7	8.3%	403.9	380.1	23.8	6.3%
PLK	33.2	—	33.2	NM	33.2	—	33.2	NM
Adjusted EBITDA	531.1	479.1	52.0	10.9%	974.4	886.9	87.5	9.9%
Share-based compensation and non-cash incentive compensation expense	11.9	11.3	(0.6)	(5.3)%	30.4	19.2	(11.2)	(58.3)%
PLK Transaction costs	8.5	—	(8.5)	NM	42.9	—	(42.9)	NM
Integration costs	—	3.8	3.8	NM	—	6.0	6.0	NM
Impact of equity method investments (a)	4.1	7.8	3.7	47.4%	1.2	(7.9)	(9.1)	NM
Other operating expenses (income), net	46.8	(11.3)	(58.1)	NM	60.6	29.5	(31.1)	(105.4)%
EBITDA	459.8	467.5	(7.7)	(1.6)%	839.3	840.1	(0.8)	(0.1)%
Depreciation and amortization	45.4	43.5	(1.9)	(4.4)%	88.7	85.5	(3.2)	(3.7)%
Income from operations	414.4	424.0	(9.6)	(2.3)%	750.6	754.6	(4.0)	(0.5)%
Interest expense, net	128.0	117.2	(10.8)	(9.2)%	239.4	232.3	(7.1)	(3.1)%
Loss on early extinguishment of debt	—	—	—	NM	20.4	—	(20.4)	NM
Income tax expense	42.9	59.2	16.3	27.5%	80.7	106.4	25.7	24.2%
Net income	$243.5	$247.6	$(4.1)	(1.7)%	$410.1	$415.9	$(5.8)	(1.4)%

NM - not meaningful

(a)
Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

The increase in Adjusted EBITDA for the three and six months ended June 30, 2017 reflects the inclusion of PLK segment and increases in segment income in our TH and BK segments.
The decrease in EBITDA for the three months ended June 30, 2017 is primarily due to an increase in other operating expenses (income), net, PLK Transaction costs recognized in the current period, and an increase in share-based compensation and non-cash incentive compensation, partially offset by the inclusion of PLK segment income, increases in segment income in our TH and BK segments, the non-recurrence of integration costs, and a decrease from the impact of equity method investments.
The decrease in EBITDA for the six months ended June 30, 2017 is primarily due to PLK Transaction costs recognized in the current period, an increase in other operating expenses (income), net, an increase in share-based compensation and non-cash incentive compensation, and unfavorable results from the impact of equity method investments in the current period, partially offset by the inclusion of PLK segment income, increases in segment income in our TH and BK segments and the non-recurrence of integration costs.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash generated by operations, and borrowings available under our Revolving Credit Facility (as defined below). We have used, and may in the future use, our liquidity to make required interest and/or principal payments, to pay dividends on Preferred Shares (as defined below), to repurchase our common shares, to repurchase Class B exchangeable limited partnership units of Partnership (“Partnership exchangeable units”), to redeem all or a portion of the Preferred Shares, to voluntarily prepay and repurchase our or one of our affiliate’s outstanding debt, to fund our investing activities, including the Popeyes Acquisition, and to pay dividends on our common shares and distributions on the Partnership exchangeable units. As a result of our borrowings, we are highly leveraged. Our liquidity requirements are significant, primarily due to debt service and the cash dividend requirements of our Preferred Shares.
At June 30, 2017, we had cash and cash equivalents of $3,435.5 million, a substantial portion of which resulted from proceeds from the May 2017 issuance of the 2017 Senior Notes (as defined below), borrowing of the Incremental Term Loan No. 2 (as defined below), and proceeds from the settlement and termination of our previous cross-currency rate swaps in June 2017. In addition, at June 30, 2017, we had working capital of $2,908.8 million and borrowing availability of $498.4 million under our Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, dividends on Preferred Shares, debt service requirements, and capital spending over the next twelve months. We expect to use a significant portion of our cash and cash equivalents to redeem all or a portion of the outstanding Preferred Shares.
At June 30, 2017, approximately 4% of our consolidated cash and cash equivalents balances were held in countries other than Canada and the U.S. Undistributed earnings of our foreign subsidiaries for periods prior to the acquisition of Tim Hortons in 2014 are considered indefinitely reinvested for U.S. income tax purposes. Subsequent to then, we record a deferred tax liability for earnings of foreign subsidiaries with U.S. parent companies when such amounts are not considered permanently reinvested and would be subject to tax in the U.S. upon repatriation of cash.

On August 2, 2016, our board of directors approved a share repurchase authorization wherein RBI may purchase up to $300.0 million of our common shares through July 2021. Repurchases under the Company’s authorization will be made in the open market or through privately negotiated transactions. In connection with the share repurchase authorization, on August 4, 2016 we announced that the Toronto Stock Exchange (the “TSX”) had accepted the notice of our intention to commence a normal course issuer bid. Under this normal course issuer bid, we are permitted to repurchase up to 18,085,962 common shares for the one-year period commencing on August 8, 2016 and ending on August 7, 2017, or earlier if we complete the repurchases prior to such date. We intend to file an application with the TSX to extend the normal course issuer bid through August 7, 2018. Share repurchases under the normal course issuer bid will be made through the facilities of the TSX, the New York Stock Exchange (the “NYSE”) and/or other exchanges and alternative Canadian or foreign trading systems, if eligible, or by such other means as may be permitted by the TSX and/or the NYSE under applicable law. Shareholders may obtain a copy of the notice, free of charge, by contacting the Company. As of the date of this report, there have been no share repurchases under the normal course issuer bid.

Debt Instruments and Debt Service Requirements
Our long-term debt is comprised primarily of borrowings under our Credit Facilities, amounts outstanding under our 2017 Senior Notes, 2015 Senior Notes and 2014 Senior Notes (each as defined below), and obligations under capital leases. For further information about our long-term debt, see Note 9 to the accompanying unaudited condensed consolidated financial statements included in this report.
Refinancing of Credit Facilities
On February 17, 2017, two of our subsidiaries (the “Borrowers”) entered into a second amendment (the “Second Amendment”) to the credit agreement governing our senior secured term loan facility (the “Term Loan Facility”) and our senior secured revolving credit facility of up to $500.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) maturing on December 12, 2019 (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). Under the Second Amendment, (i) the outstanding aggregate principal amount under our Term Loan Facility was decreased to $4,900.0 million as a result of a repayment of $146.1 million from cash on hand, (ii) the interest rate applicable to our Term Loan Facility was reduced to, at our option, either (a) a base rate plus an applicable margin equal to 1.25%, or (b) a Eurocurrency rate plus an applicable margin equal to 2.25%, (iii) the maturity of our Term Loan Facility was extended from December 12, 2021 to February 17, 2024, and (iv) the Borrowers and their subsidiaries were provided with additional flexibility under certain negative covenants, including incurrence of indebtedness, making of investments, dispositions and restricted payments, and prepayment of subordinated indebtedness. Except as described herein, the Second Amendment did not materially change the terms of the Credit Facilities.
Incremental Term Loans
In connection with the Popeyes Acquisition, we obtained an incremental term loan in the aggregate principal amount of $1,300.0 million (the “Incremental Term Loan No. 1”) under our Term Loan Facility. The Incremental Term Loan No. 1 bears interest at the same rate as the Term Loan Facility and also matures on February 17, 2024. In connection with the Incremental Term Loan No. 1, Popeyes was included as loan guarantor and its assets as collateral under the Credit Facilities. Except as described herein, there were no material changes to the terms of the Credit Facilities.
Simultaneously and in connection with the issuance of the 2017 Senior Notes (defined below), we obtained an incremental term loan in the aggregate principal amount of $250.0 million (the "Incremental Term Loan No. 2" and together with the Incremental Term Loan No. 1, the "Incremental Term Loans") under our Term Loan Facility. The Incremental Term Loan No. 2 bears interest at the same rate as the Term Loan Facility and also matures on February 17, 2024. There were no other material changes to the terms of the Credit Facilities.
Credit Facilities
As of June 30, 2017, there was $6,421.0 million outstanding principal amount under the Term Loan Facility with a weighted average interest rate of 3.50%. Based on the amounts outstanding under the Term Loan Facility and LIBOR as of June 30, 2017, subject to a floor of 1.00%, required debt service for the next twelve months is estimated to be approximately $227.2 million in interest payments and $64.5 million in principal payments. In addition, based on LIBOR as of June 30, 2017, net cash settlements that we expect to pay on our $2,500.0 million interest rate swap are estimated to be approximately $27.3 million for the next twelve months.
As of June 30, 2017, we had no amounts outstanding under the Revolving Credit Facility, had $1.6 million of letters of credit issued against the facility, and our borrowing availability was $498.4 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, to fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
Senior Notes
On May 17, 2017, the Borrowers entered into an indenture (the “2017 Senior Notes Indenture”) in connection with the issuance of $1,500.0 million of 4.25% first lien senior secured notes due May 15, 2024 (the “2017 Senior Notes”). No principal payments are due until maturity and interest is paid semi-annually. We expect to use the net proceeds from the offering of the 2017 Senior Notes, together with other sources of liquidity, to redeem all or a portion of the Preferred Shares and for other general corporate purposes.

The Borrowers are also party to an indenture (the “2015 Senior Notes Indenture”) in connection with the issuance of $1,250.0 million of 4.625% first lien senior notes due January 15, 2022 (the “2015 Senior Notes”) and an indenture (the “2014 Senior Notes Indenture”) in connection with the issuance of $2,250.0 million of 6.00% second lien secured notes due April 1, 2022 (the “2014 Senior Notes”). No principal payments are due on the 2015 Senior Notes or 2014 Senior Notes until maturity and interest is paid semi-annually.
Based on the amounts outstanding at June 30, 2017, required debt service for the next twelve months on the 2017 Senior Notes, 2015 Senior Notes and 2014 Senior Notes is $63.8 million, $57.8 million and $135.0 million, respectively, in interest payments.
Restrictions and Covenants
As of June 30, 2017, we were in compliance with all debt covenants under the Credit Facilities, 2017 Senior Notes Indenture, 2015 Senior Notes Indenture and 2014 Senior Notes Indenture, and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.
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
The holder of the Preferred Shares is entitled to receive, as and when declared by our board of directors, cumulative cash dividends at an annual rate of 9.0% on the amount of the purchase price of $43.775848 per Preferred Share, payable quarterly in arrears (“regular quarterly dividends”). Such dividends accrue daily on a cumulative basis, whether or not declared by our board of directors. While our board of directors has declared, and we have paid, regular quarterly dividends on our Preferred Shares every quarter since the three months ended March 31, 2015, the board can elect not to declare such dividends in the future and, in such event, additional dividends will accrue on any past due dividends.
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

Cash Dividends
On July 5, 2017, we paid a dividend of $0.98 per Preferred Share, for a total of $67.5 million, which included the amount due for the second calendar quarter of 2017. On July 6, 2017, we paid a dividend of $0.19 per common share and Partnership made a distribution in respect of each Partnership exchangeable unit in the amount of $0.19 per Partnership exchangeable unit.
On August 1, 2017, our board of directors declared a cash dividend of $0.98 per Preferred Share, for a total dividend of $67.5 million which will be paid to the holder of the Preferred Shares on October 2, 2017. The dividend on the Preferred Shares includes the amount due for the third calendar quarter of 2017. On August 2, 2017, our board of directors declared a cash dividend of $0.20 per common share, which will be paid on October 3, 2017, to common shareholders of record on September 15, 2017. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.20 per Partnership exchangeable unit, and the record date and payment date set forth above.
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
Outstanding Security Data
As of July 21, 2017, we had outstanding 236,263,566 common shares, 68,530,939 Preferred Shares, and one special voting share. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of the Company, holders of our common shares vote together as a single class with the Preferred Shares and the special voting share except as otherwise provided by law. For information on our share-based compensation and our outstanding equity awards, see Note 14 to the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC and Canadian securities regulatory authorities on February 17, 2017.
There were 226,848,674 Partnership exchangeable units outstanding as of July 21, 2017. Since December 12, 2015, the holders of Partnership exchangeable units have had the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership to determine to settle any such exchange for a cash payment in lieu of our common shares.

Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $481.0 million during the six months ended June 30, 2017, compared to $505.3 million during the same period in the prior year. The decrease in cash provided by operating activities was driven by PLK Transaction costs, an increase in income tax payments and interest payments, and an increase in cash used by changes in working capital, partially offset by the inclusion of PLK segment income and an increase in TH and BK segment income.
Investing Activities
Cash used for investing activities was $857.9 million for the six months ended June 30, 2017, compared to cash provided by investing activities of $11.8 million during the same period in the prior year. The change in investing activities was driven primarily by net cash used for the Popeyes Acquisition partially offset by proceeds received from the settlement and termination of our previous cross-currency rate swaps.
Financing Activities
Cash provided by financing activities was $2,338.7 million for the six months ended June 30, 2017, compared to cash used for financing activities of $283.0 million during the same period in the prior year. The change in financing activities was driven primarily by proceeds from the Incremental Term Loans under our Term Loan Facility and the issuance of the 2017 Senior Notes, partially offset by the repayment of a portion of the Term Loan Facility in connection with the February 2017 refinancing referred to above, the repayment of debt assumed in the Popeyes Acquisition, the repayment of the series 1 Tim Hortons Notes due June 1, 2017, payment of financing costs, and higher dividend payments in the current period.
Contractual Obligations and Commitments
Except as described herein, as of June 30, 2017, there were no material changes to our contractual obligations, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC and Canadian securities regulatory authorities on February 17, 2017. During the six months ended June 30, 2017, we completed the refinancing of our Credit Facilities, incurred the Incremental Term Loans under our Term Loan Facility, and issued the 2017 Senior Notes, each as defined and as described in Note 9, Long-Term Debt, to the accompanying unaudited condensed consolidated financial statements. The following table provides an update as of June 30, 2017 of the contractual obligations under our Credit Facilities presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

	Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)
Credit Facilities, including interest (a)	$7,891.3	$293.7	$579.7	$567.6	$6,450.3
2017 Senior Notes, including interest	1,938.3	63.8	127.5	127.5	1,619.5

(a)	We have estimated our interest payments through the maturity of our Credit Facilities based on LIBOR as of June 30, 2017.
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
Business Combinations
The Popeyes Acquisition was accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with ASC Topic 805, Business Combinations. The acquisition method of accounting involves the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions to derive fair values and to complete the allocation. Acquisition accounting allows for up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities assumed at March 27, 2017. As of June 30, 2017, we have recorded preliminary acquisition accounting allocations, which are subject to revision as we obtain additional information necessary to complete the fair value studies and acquisition accounting.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the six months ended June 30, 2017 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC and Canadian securities regulatory authorities on February 17, 2017.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of June 30, 2017. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
We are in the process of integrating Popeyes into our overall internal control over financial reporting processes.
Internal Control Over Financial Reporting
The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Special Note Regarding Forward-Looking Statements
Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (ii) the amount and timing of additional general and administrative expenses associated with the Popeyes Acquisition; (iii) the amount and timing of the redemption of the Preferred Shares; and (iv) certain accounting and tax matters.
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

Part II – Other Information
Item 1. Legal Proceedings

On June 19, 2017, a claim was filed in the Ontario Superior Court of Justice in a case styled 1523428 Ontario Inc. v. The TDL Group., Tim Hortons Advertising and Promotion Fund (Canada) Inc. (“THAPF”), Restaurant Brands International Inc., Daniel Schwartz, Elias Diaz Sese, Andrea John and Jon Domanko. The plaintiff, a franchisee of two Tim Hortons restaurants, seeks to certify a class of all persons who have carried on business as a Tim Hortons franchisee in Canada at any time after December 15, 2014. The claim alleges various causes of action against the defendants in relation to the purported misuse of amounts paid by members of the proposed class to the Tim Hortons Canada advertising fund (the “Ad Fund”). The plaintiff seeks to have the Ad Fund franchisee contributions held in trust for the benefit of members of the proposed class, an accounting of the Ad Fund, as well as damages for breach of contract, breach of trust and breach of fiduciary duties.

Item 5. Other Information
Item 5.02 Departure of Directors or Certain Officers; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
(e)
On July 1, 2015, the Company entered into a tax equalization letter agreement with Elias Diaz Sesé, the former President, Tim Hortons, pursuant to which the Company agreed to tax equalize stock options previously granted to Mr. Diaz Sesé. By letter dated June 20, 2017, the tax equalization arrangement described in the tax equalization letter was terminated. The information in this Item 5.02 is qualified in its entirety by reference to the full text of the termination letter, a copy of which is filed as Exhibit 10.44 to this quarterly report on Form 10-Q.

Item 6. Exhibits
The exhibits listed in the accompanying index are filed as part of this report.

Exhibit Number	Description

10.43
Securities Purchase Agreement, dated May 17, 2017, among J. P. Morgan Securities LLC, as representative of the Initial Purchasers (as defined therein), the Issuers (as defined therein) and the Guarantors (as defined therein)

10.44*	Letter Agreement dated June 20, 2017 between Restaurant Brands International Inc. and Elias Diaz-Sesé

31.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________________
*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESTAURANT BRANDS INTERNATIONAL INC. (Registrant)

Date: August 2, 2017	By:	/s/ Joshua Kobza
		Name:	Joshua Kobza, principal financial officer
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.43
Securities Purchase Agreement, dated May 17, 2017, among J. P. Morgan Securities LLC, as representative of the Initial Purchasers (as defined therein), the Issuers (as defined therein) and the Guarantors (as defined therein)

10.44	Letter Agreement dated June 20, 2017 between Restaurant Brands International Inc. and Elias Diaz-Sesé

31.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document