Form 10-Q
period 2018-03-31
Restaurant Brands International Inc.
filed 2018-04-24
CIK 1618756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Emerging growth company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
As of April 19, 2018, there were 249,161,445 common shares of the Registrant outstanding.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data)
(Unaudited)

	As of
	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$852.4	$1,097.4
Accounts and notes receivable, net of allowance of $19.5 and $16.4, respectively	467.6	488.8
Inventories, net	74.6	78.0
Prepaids and other current assets	87.8	85.4
Total current assets	1,482.4	1,749.6
Property and equipment, net of accumulated depreciation and amortization of $651.7 and $623.3, respectively	2,072.7	2,133.3
Intangible assets, net	10,904.6	11,062.2
Goodwill	5,693.5	5,782.3
Net investment in property leased to franchisees	66.9	71.3
Other assets, net	539.4	424.8
Total assets	$20,759.5	$21,223.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$416.4	$496.2
Other accrued liabilities	636.6	865.7
Gift card liability	107.3	214.9
Current portion of long term debt and capital leases	78.8	78.2
Total current liabilities	1,239.1	1,655.0
Term debt, net of current portion	11,788.1	11,800.9
Capital leases, net of current portion	236.6	243.8
Other liabilities, net	1,820.4	1,455.1
Deferred income taxes, net	1,432.9	1,508.1
Total liabilities	16,517.1	16,662.9
Shareholders’ equity:
Common shares, no par value; unlimited shares authorized at March 31, 2018 and December 31, 2017; 249,101,633 shares issued and outstanding at March 31, 2018; 243,899,476 shares issued and outstanding at December 31, 2017	2,096.6	2,051.5
Retained earnings	553.9	650.6
Accumulated other comprehensive income (loss)	(572.5)	(475.7)
Total Restaurant Brands International Inc. shareholders’ equity	2,078.0	2,226.4
Noncontrolling interests	2,164.4	2,334.2
Total shareholders’ equity	4,242.4	4,560.6
Total liabilities and shareholders’ equity	$20,759.5	$21,223.5

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Sales	$547.8	$550.4
Franchise and property revenues (Note 4)	706.0	450.2
Total revenues	1,253.8	1,000.6
Operating costs and expenses:
Cost of sales	429.1	423.4
Franchise and property expenses	104.4	111.0
Selling, general and administrative expenses (Note 4)	301.3	121.9
(Income) loss from equity method investments	(14.3)	(5.7)
Other operating expenses (income), net	12.7	13.8
Total operating costs and expenses	833.2	664.4
Income from operations	420.6	336.2
Interest expense, net	140.1	111.4
Loss on early extinguishment of debt	—	20.4
Income before income taxes	280.5	204.4
Income tax expense	1.7	37.8
Net income	278.8	166.6
Net income attributable to noncontrolling interests (Note 11)	131.0	48.9
Preferred share dividends	—	67.5
Net income attributable to common shareholders	$147.8	$50.2
Earnings per common share
Basic	$0.60	$0.21
Diluted	$0.59	$0.21
Weighted average shares outstanding
Basic	245.9	234.7
Diluted	473.9	476.5
Cash dividends declared per common share	$0.45	$0.18
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$278.8	$166.6

Foreign currency translation adjustment	(215.6)	105.8
Net change in fair value of net investment hedges, net of tax of $(8.6) and $10.7	2.5	(43.5)
Net change in fair value of cash flow hedges, net of tax of $(9.1) and $0.9	24.9	(2.6)
Amounts reclassified to earnings of cash flow hedges, net of tax of $(2.1) and $(1.3)	5.7	3.7
Gain (loss) recognized on defined benefit pension plans, net of tax of $0.0 and $0.3	0.2	(0.3)
Other comprehensive income (loss)	(182.3)	63.1
Comprehensive income (loss)	96.5	229.7
Comprehensive income (loss) attributable to noncontrolling interests	45.4	79.9
Comprehensive income attributable to preferred shareholders	—	67.5
Comprehensive income (loss) attributable to common shareholders	$51.1	$82.3
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(In millions of U.S. dollars, except shares)
(Unaudited)

	Issued Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2017	243,899,476	$2,051.5	$650.6	$(475.7)	$2,334.2	$4,560.6
Cumulative effect adjustment (Note 4)	—	—	(132.0)	—	(117.8)	(249.8)
Stock option exercises	5,058,992	25.2	—	—	—	25.2
Share-based compensation	—	13.6	—	—	—	13.6
Issuance of shares	113,733	5.5	—	—	—	5.5
Dividends declared on common shares	—	—	(112.1)	—	—	(112.1)
Dividend equivalents declared on restricted stock units	—	0.4	(0.4)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units (Note 11)	—	—	—	—	(98.0)	(98.0)
Exchange of Partnership exchangeable units for RBI common shares	29,432	0.4	—	(0.1)	(0.3)	—
Restaurant VIE contributions (distributions)	—	—	—	—	0.9	0.9
Net income	—	—	147.8	—	131.0	278.8
Other comprehensive income (loss)	—	—	—	(96.7)	(85.6)	(182.3)
Balances at March 31, 2018	249,101,633	$2,096.6	$553.9	$(572.5)	$2,164.4	$4,242.4
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$278.8	$166.6
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	47.0	43.4
Premiums paid and non-cash loss on early extinguishment of debt	—	17.9
Amortization of deferred financing costs and debt issuance discount	7.2	8.5
(Income) loss from equity method investments	(14.3)	(5.7)
Loss (gain) on remeasurement of foreign denominated transactions	16.4	10.4
Net losses on derivatives	1.9	5.8
Share-based compensation expense	13.3	16.5
Deferred income taxes	(19.0)	15.3
Other	3.7	3.6
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	15.4	47.8
Inventories and prepaids and other current assets	(7.0)	7.8
Accounts and drafts payable	(72.8)	38.9
Other accrued liabilities and gift card liability	(374.7)	(82.6)
Other long-term assets and liabilities	(6.9)	(5.3)
Net cash (used for) provided by operating activities	(111.0)	288.9
Cash flows from investing activities:
Payments for property and equipment	(7.0)	(4.1)
Proceeds from disposal of assets, restaurant closures, and refranchisings	1.6	6.8
Net payment for purchase of Popeyes, net of cash acquired	—	(1,635.9)
Return of investment on direct financing leases	4.2	4.1
Settlement/sale of derivatives, net	3.0	5.2
Other investing activities, net	0.1	(0.8)
Net cash provided by (used for) investing activities	1.9	(1,624.7)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,300.0
Repayments of long-term debt and capital leases	(21.7)	(319.9)
Payment of financing costs	—	(31.8)
Payment of dividends on common and preferred shares and distributions on Partnership exchangeable units	(96.9)	(145.9)
Payments in connection with redemption of preferred shares	(33.6)	—
Proceeds from stock option exercises	25.2	8.0
Other financing activities, net	(0.6)	(1.1)
Net cash (used for) provided by financing activities	(127.6)	809.3
Effect of exchange rates on cash and cash equivalents	(8.3)	3.3
Increase (decrease) in cash and cash equivalents	(245.0)	(523.2)
Cash and cash equivalents at beginning of period	1,097.4	1,475.8
Cash and cash equivalents at end of period	$852.4	$952.6
Supplemental cash flow disclosures:
Interest paid	$128.9	$80.1
Income taxes paid	$304.0	$24.1
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Organization
Restaurant Brands International Inc. (the “Company,” “RBI,” “we,” “us” or “our”) was formed on August 25, 2014 and continued under the laws of Canada. The Company serves as the sole general partner of Restaurant Brands International Limited Partnership (the “Partnership”). We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), fast food hamburgers principally under the Burger King® brand (“Burger King” or “BK”), and chicken under the Popeyes® brand (“Popeyes” or “PLK”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of March 31, 2018, we franchised or owned 4,774 Tim Hortons restaurants, 16,859 Burger King restaurants, and 2,926 Popeyes restaurants, for a total of 24,559 restaurants, and operate in more than 100 countries and U.S. territories. Approximately 100% of current system-wide restaurants are franchised.
All references to “$” or “dollars” are to the currency of the United States unless otherwise indicated. All references to Canadian dollars or C$ are to the currency of Canada unless otherwise indicated.
Note 2. Basis of Presentation and Consolidation
We have prepared the accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC and Canadian securities regulatory authorities on February 23, 2018.
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
Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As of March 31, 2018 and December 31, 2017, we determined that we are the primary beneficiary of 23 and 31 Restaurant VIEs, respectively. As Tim Hortons, Burger King, and Popeyes franchise and master franchise arrangements provide the franchise and master franchise entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might be a VIE.
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
Certain prior year amounts in the accompanying Financial Statements and notes to the Financial Statements have been reclassified in order to be comparable with the current year classifications. These consist of the December 31, 2017 reclassification of Advertising fund restricted assets to Cash and cash equivalents, Accounts and notes receivable, net and Prepaids and other current assets and the reclassification of Advertising fund liabilities to Accounts and drafts payable and Other accrued liabilities as detailed below (in millions). These reclassifications had no effect on previously reported net income.

	December 31, 2017		December 31, 2017
	As Reported	Reclassification	As Adjusted
Current assets:
Cash and cash equivalents	$1,073.4	$24.0	$1,097.4
Accounts and notes receivable, net	455.9	32.9	488.8
Inventories, net	78.0	—	78.0
Advertising fund restricted assets	83.3	(83.3)	—
Prepaids and other current assets	59.0	26.4	85.4
Total current assets	$1,749.6	$—	$1,749.6

Current liabilities:
Accounts and drafts payable	$412.9	$83.3	$496.2
Other accrued liabilities	838.2	27.5	865.7
Gift card liability	214.9	—	214.9
Advertising fund liabilities	110.8	(110.8)	—
Current portion of long term debt and capital leases	78.2	—	78.2
Total current liabilities	$1,655.0	$—	$1,655.0
Note 3. New Accounting Pronouncements
Revenue Recognition – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. We adopted this new guidance on January 1, 2018. See Note 4, Revenue Recognition, for further information about our transition to this new revenue recognition model using the modified retrospective transition method.
Lease Accounting – In February 2016, the FASB issued new guidance on leases. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months, as well as enhanced disclosures, and is effective commencing in 2019. The amendment required a modified retrospective transition approach with application in all comparative periods presented. In March 2018, the FASB approved an amendment to permit a company to use its effective date as the date of initial application without restating comparative period financial statements. We expect this new guidance to cause a material increase to our assets and liabilities on our consolidated balance sheet since we have a significant number of operating lease arrangements for which we are the lessee. We are currently evaluating the impact that adoption of this guidance will have on our consolidated statements of operations and the transition approach to use. We do not expect the adoption of this new guidance to have a material impact on our cash flows and liquidity.
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

Hedge Accounting – In August 2017, the FASB issued an accounting standards update to improve the transparency and understandability of information conveyed to financial statement users about an entity's risk management activities and simplify the application of hedge accounting by preparers. We adopted this guidance on January 1, 2018 (the “Adoption Date”).
The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness for cash flow and net investment hedges that are deemed effective. Most notably, for our cross-currency swaps designated as net investment hedges, the new guidance permits the exclusion of the interest component (the “Excluded Component”) from the accounting hedge without affecting net investment hedge designation. The initial value of the Excluded Component may be recognized in earnings on a systematic and rational basis over the life of the derivative instrument.
Subsequent to the Adoption Date, we changed the method of assessing effectiveness for net investment hedges using derivatives from the forward method to the spot method. We de-designated the cross currency-swaps and re-designated them as of March 15, 2018 (the "Re-designation Date"). As a result of adopting the new guidance and the re-designation of our cross- currency-swaps, we will recognize a benefit from the amortization of the initial value of the Excluded Component as a component of Interest expense, net in our condensed consolidated statements of operations rather than as a component of other comprehensive income. All changes in fair value of the instruments related to currency fluctuations will continue to be recognized within other comprehensive income.
The impact of adoption did not have a material effect on our Financial Statements as of the Adoption Date. We recorded a $3.6 million net benefit to Interest expense, net from the Re-designation Date through March 31, 2018 in our condensed consolidated statements of operations for the amortization of the initial value of the Excluded Component, as described above. We believe the new guidance better portrays the economic results of our risk management activities and net investment hedges in our Financial Statements.
Reclassification of Certain Tax Effects – In February 2018, the FASB issued guidance which allows a reclassification from accumulated other comprehensive income to retained earnings for the tax effects of items within accumulated other comprehensive income. The amendment is effective commencing in 2019 with early adoption permitted. We are currently evaluating the impact that the adoption of this new guidance will have on our Financial Statements.
Note 4. Revenue Recognition
Revenue from Contracts with Customers
We transitioned to FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts with Customers (“ASC 606”), from ASC Topic 605, Revenue Recognition and ASC Subtopic 952-605, Franchisors - Revenue Recognition (together, the “Previous Standards”) on January 1, 2018 using the modified retrospective transition method. Our Financial Statements reflect the application of ASC 606 guidance beginning in 2018, while our consolidated financial statements for prior periods were prepared under the guidance of Previous Standards. The $249.8 million cumulative effect of our transition to ASC 606 is reflected as an adjustment to January 1, 2018 Shareholders' equity.
Our transition to ASC 606 represents a change in accounting principle. ASC 606 eliminates industry-specific guidance and provides a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of ASC 606 is that a reporting entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the reporting entity expects to be entitled for the exchange of those goods or services.

Revenue Recognition Significant Accounting Policies under ASC 606
Our revenues are comprised of sales and franchise and property revenues, which are detailed as follows:
Sales
Sales consist primarily of supply chain sales, which represent sales of products, supplies and restaurant equipment to franchisees, as well as sales to retailers. Orders placed by customers specify the goods to be delivered and transaction prices for supply chain sales. Revenue is recognized upon transfer of control over ordered items, generally upon delivery to the customer, which is when the customer obtains physical possession of the goods, legal title is transferred, the customer has all risks and rewards of ownership and an obligation to pay for the goods is created. Shipping and handling costs associated with outbound freight for supply chain sales after control of a product has transferred to a customer are accounted for as a fulfillment costs and classified as cost of sales.
Commencing on January 1, 2018, we classify all sales of restaurant equipment to franchisees as Sales and related cost of equipment sold as Cost of sales. In periods prior to January 1, 2018, we classified sales of restaurant equipment at establishment of a restaurant and in connection with renewal or renovation as Franchise and property revenues and related costs as Franchise and property expense.
To a much lesser extent, sales also include Company restaurant sales (including Restaurant VIEs), which consist of sales to restaurant guests. Revenue from Company restaurant sales is recognized at the point of sale. Taxes assessed by a governmental authority that we collect are excluded from revenue.
Franchise and Property Revenues
Franchise revenues
Franchise revenues consist primarily of royalties, advertising fund contributions, initial and renewal franchise fees and upfront fees from development agreements and master franchise and development agreements (“MFDAs”). Our performance obligations under franchise agreements consist of (a) a franchise license, including a license to use one of our brands and, where our subsidiaries manage an advertising fund, advertising and promotion management, (b) pre-opening services, such as training and inspections, and (c) ongoing services, such as development of training materials and menu items and restaurant monitoring and inspections. These performance obligations are highly interrelated so we do not consider them to be individually distinct and therefore account for them under ASC 606 as a single performance obligation, which is satisfied by providing a right to use our intellectual property over the term of each franchise agreement.
Royalties, including franchisee contributions to advertising funds managed by our subsidiaries, are calculated as a percentage of franchise restaurant sales over the term of the franchise agreement. Under our franchise agreements, advertising contributions paid by franchisees must be spent on advertising, product development, marketing and related activities. Initial and renewal franchise fees are payable by the franchisee upon a new restaurant opening or renewal of an existing franchise agreement. Our franchise agreement royalties, inclusive of advertising fund contributions, represent sales-based royalties that are related entirely to our performance obligation under the franchise agreement and are recognized as franchise sales occur. Additionally, under ASC 606, initial and renewal franchise fees are recognized as revenue on a straight-line basis over the term of the respective agreement. Under the Previous Standards, initial franchise fees were recognized as revenue when the related restaurant commenced operations and our completion of all material services and conditions. Renewal franchise fees were recognized as revenue upon execution of a new franchise agreement. Our performance obligation under development agreements other than MFDAs generally consists of an obligation to grant exclusive development rights over a stated term. These development rights are not distinct from franchise agreements, so upfront fees paid by franchisees for exclusive development rights are deferred and apportioned to each franchise restaurant opened by the franchisee. The pro rata amount apportioned to each restaurant is accounted for as an initial franchise fee.
We have a distinct performance obligation under our MFDAs to grant subfranchising rights over a stated term. Under the terms of MFDAs, we typically either receive an upfront fee paid in cash or receive noncash consideration in the form of an equity interest in the master franchisee or an affiliate of the master franchisee. We previously accounted for noncash consideration as a nonmonetary exchange and did not record revenue or a basis in the equity interest received in arrangements where we received noncash consideration. These transactions now fall within the scope of ASC 606, which requires us to record investments in the applicable equity method investee and recognize revenue in an amount equal to the fair value of the equity interest received. Upfront fees from master franchisees, including the fair value of noncash consideration, are deferred and amortized over the MFDA term on a straight-line basis.

The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage. Under ASC 606, we recognize gift card breakage income proportionately as each gift card is redeemed using an estimated breakage rate based on our historical experience. Under the Previous Standards, we recognized gift card breakage income for each gift card's remaining balance when redemption of that balance was deemed remote.
Property Revenues
Property revenues are accounted for in accordance with applicable accounting guidance for leases and are excluded from the scope of ASC 606. See Note 2, Significant Accounting Policies, to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for our property revenue accounting policies.
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between the date of adoption (January 1, 2018) and March 31, 2018 (in millions):

Contract Liabilities
Balance at January 1, 2018	$455.0
Revenue recognized that was included in the contract liability balance at the beginning of the year	(12.2)
Increase, excluding amounts recognized as revenue during the period	14.3
Impact of foreign currency translation	0.6
Balance at March 31, 2018	$457.7
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2018 (in millions):

Contract liabilities expected to be recognized in	Amount
2018	$24.7
2019	32.4
2020	31.7
2021	31.1
2022	30.4
Thereafter	307.4
Total	$457.7
Disaggregation of Total Revenues
Total revenues consist of the following (in millions):

	Three Months Ended March 31,
	2018	2017
Sales	$547.8	$550.4
Royalties	510.4	242.0
Property revenues	177.8	175.0
Franchise fees and other revenue	17.8	33.2
Total revenues	$1,253.8	$1,000.6

Financial Statement Impact of Transition to ASC 606
As noted above, we transitioned to ASC 606 using the modified retrospective method on January 1, 2018. The cumulative effect of this transition to applicable contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to Shareholders' equity as of this date. As a result of applying the modified retrospective method to transition to ASC 606, the following adjustments were made to the consolidated balance sheet as of January 1, 2018 (in millions):

	As Reported	Total	Adjusted
	December 31, 2017	Adjustments	January 1, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,097.4	$—	$1,097.4
Accounts and notes receivable, net	488.8	—	488.8
Inventories, net	78.0	—	78.0
Prepaids and other current assets	85.4	(23.0)	62.4
Total current assets	1,749.6	(23.0)	1,726.6
Property and equipment, net	2,133.3	—	2,133.3
Intangible assets, net	11,062.2	—	11,062.2
Goodwill	5,782.3	—	5,782.3
Net investment in property leased to franchisees	71.3	—	71.3
Other assets, net	424.8	106.6	531.4
Total assets	$21,223.5	$83.6	$21,307.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$496.2	$—	$496.2
Other accrued liabilities	865.7	8.9	874.6
Gift card liability	214.9	(43.0)	171.9
Current portion of long term debt and capital leases	78.2	—	78.2
Total current liabilities	1,655.0	(34.1)	1,620.9
Term debt, net of current portion	11,800.9	—	11,800.9
Capital leases, net of current portion	243.8	—	243.8
Other liabilities, net	1,455.1	425.7	1,880.8
Deferred income taxes, net	1,508.1	(58.2)	1,449.9
Total liabilities	16,662.9	333.4	16,996.3
Shareholders’ equity:
Common shares	2,051.5	—	2,051.5
Retained earnings	650.6	(132.0)	518.6
Accumulated other comprehensive income (loss)	(475.7)	—	(475.7)
Total RBI shareholders’ equity	2,226.4	(132.0)	2,094.4
Noncontrolling interests	2,334.2	(117.8)	2,216.4
Total shareholders’ equity	4,560.6	(249.8)	4,310.8
Total liabilities and shareholders’ equity	$21,223.5	$83.6	$21,307.1

Franchise Fees
The cumulative adjustment for franchise fees consists of the following:

•
A $320.7 million increase in Other liabilities, net for the cumulative reversal and deferral of previously recognized franchise fees related to franchise agreements in effect at January 1, 2018 that were entered into subsequent to the acquisitions of BK in 2010, TH in 2014 and PLK in 2017 (net of the cumulative revenue attributable for the period through January 1, 2018), with a corresponding decrease to Shareholders’ equity.

•
A $106.6 million increase in Other assets, net for the previously unrecognized value of equity interests received in connection with MFDA arrangements. This increase resulted in a corresponding increase in Other liabilities, net of $105.0 million and an adjustment to Shareholders' equity of $1.6 million for the cumulative effect of revenue attributable for the period between the inception of each such arrangement and January 1, 2018.

•	A $67.1 million decrease to Deferred income taxes, net for the tax effects of the two adjustments noted above, with a corresponding increase to Shareholders' equity.
Advertising Funds
The cumulative adjustment for advertising funds reflects the recognition of cumulative advertising expenditures temporarily in excess of cumulative advertising fund contributions as of January 1, 2018, which is reflected as a $23.0 million decrease in Prepaids and other current assets and a $23.0 million decrease to Shareholders’ equity.
Gift Card Breakage
The adjustment for gift card breakage reflects the impact of the change to recognize gift card breakage proportionately as gift card balances are used rather than when it is deemed remote that the unused gift card balance would be redeemed, as done under the Previous Standards. The cumulative effect of applying ASC 606 accounting to gift card balances outstanding at January 1, 2018 is reflected as a $43.0 million decrease in Gift card liability, an $8.9 million increase in Other accrued liabilities, an $8.9 million increase in Deferred income taxes, net and a $25.2 million increase in January 1, 2018 Shareholders' equity.
Comparison to Amounts if Previous Standards Had Been in Effect
The following tables reflect the impact of adoption of ASC 606 on our condensed consolidated statements of operations and cash flows from operating activities for the three months ended March 31, 2018 and our condensed consolidated balance sheet as of March 31, 2018 and the amounts as if the Previous Standards were in effect (“Amounts Under Previous Standards”) (in millions):

Condensed Consolidated Statement of Operations

		Total	Amounts Under
	As Reported	Adjustments	Previous Standards
Revenues:
Sales	$547.8	$—	$547.8
Franchise and property revenues	706.0	(182.0)	524.0
Total revenues	1,253.8	(182.0)	1,071.8
Operating costs and expenses:
Cost of sales	429.1	—	429.1
Franchise and property expenses	104.4	(0.2)	104.2
Selling, general and administrative expenses	301.3	(190.5)	110.8
(Income) loss from equity method investments	(14.3)	—	(14.3)
Other operating expenses (income), net	12.7	—	12.7
Total operating costs and expenses	833.2	(190.7)	642.5
Income from operations	420.6	8.7	429.3
Interest expense, net	140.1	0.5	140.6
Income before income taxes	280.5	8.2	288.7
Income tax expense	1.7	2.1	3.8
Net income	278.8	6.1	284.9
Net income attributable to noncontrolling interests	131.0	2.9	133.9
Net income attributable to common shareholders	$147.8	$3.2	$151.0

Earnings per common share:
Basic	$0.60		$0.61
Diluted	$0.59		$0.60
Condensed Consolidated Statement of Cash Flows

		Total	Amounts Under
	As Reported	Adjustments	Previous Standards
Cash flows from operating activities:
Net income	$278.8	$6.1	$284.9
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	47.0	—	47.0
Amortization of deferred financing costs and debt issuance discount	7.2	—	7.2
(Income) loss from equity method investments	(14.3)	—	(14.3)
Loss (gain) on remeasurement of foreign denominated transactions	16.4	—	16.4
Net losses on derivatives	1.9	—	1.9
Share-based compensation expense	13.3	—	13.3
Deferred income taxes	(19.0)	2.1	(16.9)
Other	3.7	—	3.7
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	15.4	—	15.4
Inventories and prepaids and other current assets	(7.0)	(4.7)	(11.7)
Accounts and drafts payable	(72.8)	1.9	(70.9)
Other accrued liabilities and gift card liability	(374.7)	(0.9)	(375.6)
Other long-term assets and liabilities	(6.9)	(4.5)	(11.4)
Net cash (used for) provided by operating activities	$(111.0)	$—	$(111.0)

Condensed Consolidated Balance Sheet

		Total	Amounts Under
	As Reported	Adjustments	Previous Standards
ASSETS
Current assets:
Cash and cash equivalents	$852.4	$—	$852.4
Accounts and notes receivable, net	467.6	—	467.6
Inventories, net	74.6	—	74.6
Prepaids and other current assets	87.8	27.7	115.5
Total current assets	1,482.4	27.7	1,510.1
Property and equipment, net	2,072.7	—	2,072.7
Intangible assets, net	10,904.6	—	10,904.6
Goodwill	5,693.5	—	5,693.5
Net investment in property leased to franchisees	66.9	—	66.9
Other assets, net	539.4	(106.6)	432.8
Total assets	$20,759.5	$(78.9)	$20,680.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$416.4	$1.9	$418.3
Other accrued liabilities	636.6	(10.4)	626.2
Gift card liability	107.3	43.6	150.9
Current portion of long term debt and capital leases	78.8	—	78.8
Total current liabilities	1,239.1	35.1	1,274.2
Term debt, net of current portion	11,788.1	—	11,788.1
Capital leases, net of current portion	236.6	—	236.6
Other liabilities, net	1,820.4	(430.2)	1,390.2
Deferred income taxes, net	1,432.9	60.3	1,493.2
Total liabilities	16,517.1	(334.8)	16,182.3
Shareholders’ equity:
Common shares	2,096.6	—	2,096.6
Retained earnings	553.9	136.6	690.5
Accumulated other comprehensive income (loss)	(572.5)	—	(572.5)
Total RBI shareholders’ equity	2,078.0	136.6	2,214.6
Noncontrolling interests	2,164.4	119.3	2,283.7
Total shareholders’ equity	4,242.4	255.9	4,498.3
Total liabilities and shareholders’ equity	$20,759.5	$(78.9)	$20,680.6
The following summarizes the adjustments to our condensed consolidated statement of operations for the three months ended March 31, 2018 to reflect our condensed consolidated statement of operations as if we had continued to recognize revenue under the Previous Standards:

•
As described above, our transition to ASC 606 resulted in the deferral of franchise fees, recognition of franchise fees in connection with MFDAs where we received an equity interest in the equity method investee, and a change in the timing of recognizing gift card breakage income. The adjustments for the three months ended March 31, 2018 to reflect the recognition of this revenue as if the Previous Standards were in effect consists of a $3.9 million increase in Franchise and property revenue and a $1.1 million increase in Income tax expense.

•
As described above, under the Previous Standards our statement of operations did not reflect gross presentations of advertising fund revenue and expenses. Our transition to ASC 606 requires the presentation of advertising fund contributions and advertising fund expenses on a gross basis. The adjustments for the three months ended March 31,

2018 to reflect advertising fund contributions and expenses as if the Previous Standards were in effect consist of a $185.9 million decrease in Franchise and property revenues, a $0.2 million decrease in Franchise and property expenses, a $190.5 million decrease in Selling, general and administrative expenses, a $0.5 million increase in Interest expense, net and a $1.0 million increase in Income tax expense.
The transition to ASC 606 had no net impact on our cash used for operating activities and no impact on our cash provided by investing activities or cash used for financing activities during the three months ended March 31, 2018.
Note 5. Earnings per Share
An economic interest in Partnership common equity is held by the holders of Class B exchangeable limited partnership units (the “Partnership exchangeable units”), which is reflected as a noncontrolling interest in our equity. See Note 11, Shareholders’ Equity.
Basic and diluted earnings per share is computed using the weighted average number of shares outstanding for the period. We apply the treasury stock method to determine the dilutive weighted average common shares represented by Partnership exchangeable units and outstanding equity awards, unless the effect of their inclusion is anti-dilutive. The diluted earnings per share calculation assumes conversion of 100% of the Partnership exchangeable units under the “if converted” method. Accordingly, the numerator is also adjusted to include the earnings allocated to the holders of noncontrolling interests.
The following table summarizes the basic and diluted earnings per share calculations (in millions, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income attributable to common shareholders - basic	$147.8	$50.2
Add: Net income attributable to noncontrolling interests	130.8	48.5
Net income available to common shareholders and noncontrolling interests - diluted	$278.6	$98.7

Denominator:
Weighted average common shares - basic	245.9	234.7
Exchange of noncontrolling interests for common shares (Note 11)	217.7	226.9
Effect of other dilutive securities	10.3	14.9
Weighted average common shares - diluted	473.9	476.5

Basic earnings per share	$0.60	$0.21
Diluted earnings per share	$0.59	$0.21
Anti-dilutive securities outstanding	5.9	3.5

Note 6. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	March 31, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$724.7	$(176.5)	$548.2	$724.7	$(168.0)	$556.7
Favorable leases	448.4	(200.8)	247.6	455.7	(193.7)	262.0
Subtotal	1,173.1	(377.3)	795.8	1,180.4	(361.7)	818.7
Indefinite lived intangible assets:
Tim Hortons brand	$6,574.3	$—	$6,574.3	$6,727.1	$—	$6,727.1
Burger King brand	2,179.6	—	2,179.6	2,161.5	—	2,161.5
Popeyes brand	1,354.9	—	1,354.9	1,354.9	—	1,354.9
Subtotal	10,108.8	—	10,108.8	10,243.5	—	10,243.5
Intangible assets, net			$10,904.6			$11,062.2

Goodwill
Tim Hortons segment	$4,232.0			$4,325.8
Burger King segment	615.7			610.7
Popeyes segment	845.8			845.8
Total	$5,693.5			$5,782.3
Amortization expense on intangible assets totaled $18.0 million for the three months ended March 31, 2018 and $17.5 million for the same period in the prior year. The change in the brands and goodwill balances during the three months ended March 31, 2018 was due to the impact of foreign currency translation.

Note 7. Equity Method Investments
The aggregate carrying amount of our equity method investments was $272.2 million and $155.1 million as of March 31, 2018 and December 31, 2017, respectively, and is included as a component of Other assets, net in our accompanying condensed consolidated balance sheets. The increase in the carrying amount of our equity method investments as of March 31, 2018 compared to December 31, 2017 is primarily attributable to the recognition of investments received in connection with master franchise and development arrangements as a result of our transition to ASC 606. See Note 4, Revenue Recognition. TH and BK both have equity method investments. PLK does not have any equity method investments.
With respect to our TH business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $2.9 million and $2.4 million during the three months ended March 31, 2018 and 2017, respectively.
The aggregate market value of our 20.7% equity interest in Carrols Restaurant Group, Inc. (“Carrols”) based on the quoted market price on March 31, 2018 was approximately $105.4 million. The aggregate market value of our 10.1% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on March 31, 2018 was approximately $107.6 million. No quoted market prices are available for our other equity method investments.
We have equity interests in entities that own or franchise Tim Hortons or Burger King restaurants. Franchise and property revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended March 31,
	2018	2017
Revenues from affiliates:
Royalties	$68.2	$38.5
Property revenues	8.8	6.3
Franchise fees and other revenue	2.3	5.7
Total	$79.3	$50.5
We recognized $4.5 million and $4.5 million of rent expense associated with the TIMWEN Partnership during the three months ended March 31, 2018 and 2017, respectively.
At March 31, 2018 and December 31, 2017, we had $33.5 million and $31.9 million, respectively, of accounts receivable, net from our equity method investments which were recorded in accounts and notes receivable, net in our condensed consolidated balance sheets.
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees and basis difference amortization. During the three months ended March 31, 2018 we recorded an increase to the carrying value of our equity method investment balance and a non-cash dilution gain of $20.4 million on the initial public offering by one of our equity method investees.

Note 8. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	March 31, 2018	December 31, 2017
Current:
Dividend payable	$210.0	$96.9
Interest payable	93.0	88.6
Accrued compensation and benefits	36.6	66.6
Taxes payable	112.3	401.0
Deferred income	28.7	42.9
Accrued advertising expenses	27.9	27.5
Closed property reserve	12.4	10.8
Restructuring and other provisions	11.2	12.0
Other	104.5	119.4
Other accrued liabilities	$636.6	$865.7
Noncurrent:
Derivatives liabilities	$458.1	$498.5
Taxes payable	478.3	495.6
Contract liabilities, net	457.7	10.0
Unfavorable leases	236.9	251.8
Accrued pension	70.3	72.0
Accrued lease straight-lining liability	48.5	46.4
Deferred income	23.6	27.4
Other	47.0	53.4
Other liabilities, net	$1,820.4	$1,455.1
Note 9. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	March 31, 2018	December 31, 2017
Term Loan Facility (due February 17, 2024)	$6,372.6	$6,388.7
2017 4.25% Senior Notes (due May 15, 2024)	1,500.0	1,500.0
2015 4.625% Senior Notes (due January 15, 2022)	1,250.0	1,250.0
2017 5.00% Senior Notes (due October 15, 2025)	2,800.0	2,800.0
Other	85.2	89.1
Less: unamortized deferred financing costs and deferred issue discount	(163.1)	(170.1)
Total debt, net	11,844.7	11,857.7
Less: current maturities of debt	(56.6)	(56.8)
Total long-term debt	$11,788.1	$11,800.9
Revolving Credit Facility
As of March 31, 2018, we had no amounts outstanding under our senior secured revolving credit facility (the "Revolving Credit Facility"). Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. As of March 31, 2018, we had $4.6 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $495.4 million.
Fair Value Measurement
The fair value of our variable rate term debt and senior notes is estimated using inputs based on bid and offer prices that are Level 2 inputs and was $11.7 billion and $12.0 billion at March 31, 2018 and December 31, 2017, respectively, compared to a principal carrying amount of $11.9 billion and $11.9 billion, respectively, on the same dates.
Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended March 31,
	2018	2017
Debt	$129.4	$100.0
Capital lease obligations	6.1	5.0
Amortization of deferred financing costs and debt issuance discount	7.2	8.5
Interest income	(2.6)	(2.1)
Interest expense, net	$140.1	$111.4
Note 10. Income Taxes
Our effective tax rate was 0.6% for the three months ended March 31, 2018. The effective tax rate during this period was primarily a result of benefits from stock option exercises that reduced the effective tax rate by 22.7% and the benefit from reserve releases due to audit settlements.
Our effective tax rate was 18.5% for the three months ended March 31, 2017. The effective tax rate during this period was primarily a result of the mix of income from multiple tax jurisdictions, the favorable impact of our financing structure and benefits from stock option exercises that reduced the effective tax rate by 3.9%, partially offset by non-deductible transaction related costs.
Note 11. Shareholders’ Equity
Noncontrolling Interests
The holders of Partnership exchangeable units held an economic interest of approximately 46.6% and 47.2% in Partnership common equity through the ownership of 217,679,492 and 217,708,924 Partnership exchangeable units as of March 31, 2018 and December 31, 2017, respectively.
During the three months ended March 31, 2018, Partnership exchanged 29,432 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. The exchanges represented increases in our ownership interest in Partnership and were accounted for as equity transactions, with no gain or loss recorded in the accompanying condensed consolidated statement of operations. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was cancelled concurrently with the exchange.

Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2017	$96.8	$(15.3)	$(557.2)	$(475.7)
Foreign currency translation adjustment	—	—	(215.6)	(215.6)
Net change in fair value of derivatives, net of tax	27.4	—	—	27.4
Amounts reclassified to earnings of cash flow hedges, net of tax	5.7	—	—	5.7
Pension and post-retirement benefit plans, net of tax	—	0.2	—	0.2
Other comprehensive income attributable to noncontrolling interests	(15.6)	(0.1)	101.2	85.5
Balances at March 31, 2018	$114.3	$(15.2)	$(671.6)	$(572.5)
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
Interest Rate Swaps
During 2015, we entered into a series of receive-variable, pay-fixed interest rate swaps with a notional value of $2,500.0 million to hedge the variability in the interest payments on a portion of our senior secured term loan facility (the "Term Loan Facility") beginning May 28, 2015 through the expiration of the final swap on March 31, 2021, resetting each March 31. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
During 2015, we settled certain interest rate swaps and recognized a net unrealized loss of $84.6 million in AOCI at the date of settlement. This amount will be reclassified into Interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of March 31, 2018 that we expect to be reclassified into interest expense within the next 12 months is $12.3 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At March 31, 2018, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax.
We terminated and settled our previous cross-currency rate swaps in June 2017, with an aggregate notional value of $5,000.0 million, between the Canadian dollar and U.S. dollar. In connection with this termination, we received $763.5 million which was reflected as a source of cash provided by investing activities in the condensed consolidated statement of cash flows. The unrealized gains totaled $533.4 million, net of tax, as of the termination date and will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations. Additionally, we entered into new fixed-to-fixed cross-currency rate swaps to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. These swaps are contracts to exchange quarterly fixed-rate interest payments we make on the Canadian dollar notional amount of C$6,753.5 million for quarterly fixed-rate interest payments we receive on the U.S. dollar notional amount of $5,000.0 million through the maturity date of June 30, 2023. In making such changes, we effectively realigned our Canadian dollar hedges to reflect our current cash flow mix and capital structure maturity profile.

At March 31, 2018, we also had outstanding a cross-currency rate swap in which we pay quarterly fixed-rate interest payments on the Euro notional value of €1,107.8 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $1,200.0 million through the maturity date of March 31, 2021. At inception, this cross-currency rate swap was designated as a hedge and is accounted for as a net investment hedge.
The fixed to fixed cross-currency rate swaps hedging Canadian dollar and Euro net investments utilized the forward method of effectiveness assessment prior to March 15, 2018. On March 15, 2018, we dedesignated and subsequently redesignated the outstanding fixed to fixed cross-currency rate swaps to prospectively use the spot method of hedge effectiveness assessment. We also elected to amortize the excluded component over the life of the derivative instrument. The amortization of the excluded component is recognized in Interest expense, net in the condensed consolidated statement of operations. The change in fair value that is not related to the excluded component is recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated. See Note 3, New Accounting Pronouncements, for further information on the adoption of this new guidance.
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At March 31, 2018, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $188.0 million with maturities to July 2019. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2018	2017
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$28.7	$(5.0)
Forward-currency contracts	$5.3	$1.5
Derivatives designated as net investment hedges
Cross-currency rate swaps	$11.1	$(54.2)

(1)	We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended March 31,
		2018	2017
Derivatives designated as cash flow hedges(1)
Interest rate swaps	Interest expense, net	$(5.5)	$(5.9)
Forward-currency contracts	Cost of sales	$(2.3)	$0.9

	Location of Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended March 31,
		2018	2017
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$3.6	$—

	Fair Value as of
	March 31, 2018	December 31, 2017	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Foreign currency	$4.2	$0.5	Prepaids and other current assets
Total assets at fair value	$4.2	$0.5

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	$10.9	$42.1	Other liabilities, net
Foreign currency	1.2	5.1	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	447.2	456.4	Other liabilities, net
Total liabilities at fair value	$459.3	$503.6

Note 13. Other Operating Expenses (Income), net
Other operating expenses (income), net consist of the following (in millions):

	Three Months Ended March 31,
	2018	2017
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$1.7	$2.9
Litigation settlements (gains) and reserves, net	(6.1)	—
Net losses (gains) on foreign exchange	16.4	10.4
Other, net	0.7	0.5
Other operating expenses (income), net	$12.7	$13.8
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
The current year litigation settlement gain primarily reflects proceeds received from the successful resolution of a legacy BK litigation.
Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.
Note 14. Commitments and Contingencies
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
As stated in Note 4, Revenue Recognition, we transitioned to ASC 606 on January 1, 2018 using the modified retrospective transition method. Our Financial Statements reflect the application of ASC 606 guidance beginning in 2018, while our Financial Statements for prior periods were prepared under the guidance of Previous Standards. For comparability purposes, we have disclosed 2018 total revenues by operating segment under Previous Standards as well as segment income with a reconciliation to net income under Previous Standards. See Note 4, Revenue Recognition, for further details of the effects of this change in accounting principle on total revenues and net income.
The following table presents revenues, by segment and by country (in millions):

	Three Months Ended March 31,
	2018 As Reported	2018 Amounts Under Previous Standards	2017
Revenues by operating segment:
TH	$763.5	$711.8	$733.6
BK	389.9	292.8	267.0
PLK	100.4	67.2	—
Total revenues	$1,253.8	$1,071.8	$1,000.6

	Three Months Ended March 31,
	2018	2017
Revenues by country (a):
Canada	$692.4	$657.0
United States	420.7	232.4
Other	140.7	111.2
Total revenues	$1,253.8	$1,000.6

(a)	Only Canada and the United States represented 10% or more of our total revenues in each period presented.

Our measure of segment income is Adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest expense, net, (gain) loss on early extinguishment of debt, income tax expense, and depreciation and amortization, adjusted to exclude the non-cash impact of share-based compensation and non-cash incentive compensation expense and (income) loss from equity method investments, net of cash distributions received from equity method investments, as well as other operating expenses (income), net. Other specifically identified costs associated with non-recurring projects are also excluded from Adjusted EBITDA, including fees and expenses associated with the Popeyes Acquisition (“PLK Transaction costs”), and Corporate restructuring and tax advisory fees related to the interpretation and implementation of comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act enacted by the U.S. government on December 22, 2017. Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of operating performance or the performance of an acquired business. A reconciliation of segment income to net income (loss) consists of the following (in millions):

	Three Months Ended March 31,
	2018 As Reported	2018 Amounts Under Previous Standards	2017
Segment income:
TH	$245.2	$250.5	$256.2
BK	214.1	215.0	187.1
PLK	38.5	40.8	—
Adjusted EBITDA	497.8	506.3	443.3
Share-based compensation and non-cash incentive compensation expense	15.3	15.3	18.5
PLK Transaction costs	5.1	5.1	34.4
Corporate restructuring and tax advisory fees	7.1	7.1	—
Impact of equity method investments (a)	(10.0)	(10.0)	(2.9)
Other operating expenses (income), net	12.7	12.7	13.8
EBITDA	467.6	476.1	379.5
Depreciation and amortization	47.0	46.8	43.3
Income from operations	420.6	429.3	336.2
Interest expense, net	140.1	140.6	111.4
Loss on early extinguishment of debt	—	—	20.4
Income tax expense	1.7	3.8	37.8
Net income	$278.8	$284.9	$166.6

(a)
Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 16. Subsequent Events
Dividends
On April 2, 2018, we paid a cash dividend of $0.45 per common share to common shareholders of record on March 15, 2018. On such date, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.45 per exchangeable unit to holders of record on March 15, 2018.
On April 24, 2018, our board of directors declared a cash dividend of $0.45 per common share, which will be paid on July 3, 2018, to common shareholders of record on May 15, 2018. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.45 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
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
Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the fiscal year and our key business measures, as discussed below, may decrease for any future period. Unless the context otherwise requires, all references in this section to “RBI,” the “Company,” “we,” “us,” or “our” are to the Company and its subsidiaries, collectively.
Overview
We are a Canadian corporation originally formed on August 25, 2014 to serve as the indirect holding company for Tim Hortons and its consolidated subsidiaries and for Burger King and its consolidated subsidiaries. On March 27, 2017, we acquired Popeyes Louisiana Kitchen, Inc. and its consolidated subsidiaries. We are one of the world’s largest quick service restaurant (“QSR”) companies with more than $30 billion in system-wide sales and over 24,000 restaurants in more than 100 countries and U.S. territories as of March 31, 2018. Our Tim Hortons®, Burger King®, and Popeyes® brands have similar franchised business models with complementary daypart mixes and product platforms. Our three iconic brands are managed independently while benefiting from global scale and sharing of best practices.
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

•
Comparable sales refers to the percentage change in restaurant sales in one period from the same prior year period for restaurants that have been open for 13 months or longer for TH and BK and 17 months or longer for PLK.

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

•
Net restaurant growth reflects the percentage change in restaurant count (openings, net of closures) over a trailing twelve month period, divided by the restaurant count at the beginning of the trailing twelve month period.

Recent Events and Factors Affecting Comparability
Transition to New Revenue Recognition Accounting Standard
We transitioned to Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), effective January 1, 2018 using the modified retrospective method. Our consolidated financial statements for 2018 reflect the application of ASC 606 guidance, while our consolidated financial statements for 2017 were prepared under the guidance of previously applicable accounting standards.
The most significant effects of this transition that affect comparability of our results of operations between 2018 and 2017 include the following:

•
Franchise fee revenue for franchise agreements entered into subsequent to the acquisitions of BK in 2010, TH in 2014 and PLK in 2017 are deferred and amortized over the franchise agreement term beginning in 2018 compared to upfront recognition in 2017 under previously applicable accounting standards. Franchise fees associated with acquired franchise agreements are not included in franchise fee revenue under ASC 606. Consequently, we expect the impact to be greater in those periods in which more openings occur.

•
Advertising fund contributions and advertising fund expenses are reflected on a gross basis in our 2018 statement of operations and there may be a difference in timing for recognition of advertising fund contributions and advertising fund expenses beginning in 2018. Under previously applicable accounting standards, our statement of operations did not reflect gross advertising fund contributions and advertising fund expenses and temporary net differences between contributions and expenses due to the timing of expenses were reflected as current assets or current liabilities on our consolidated balance sheet.

•
The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage. Under ASC 606, we recognize gift card breakage income proportionately as each gift card is redeemed using an estimated breakage rate based on our historical experience. Under the Previous Standards, we recognized gift card breakage income for each gift card’s remaining balance when redemption of that balance was deemed remote. This change may impact the timing of when gift card breakage income is recognized.

Please refer to Note 4, Revenue Recognition, to the accompanying unaudited condensed consolidated financial statements for further details of the effects of this change in accounting principle.

Popeyes Acquisition
On March 27, 2017, we completed the acquisition of Popeyes (the “Popeyes Acquisition”). The changes in our results of operations for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 are partially driven by the inclusion of the results of operations of PLK in 2018. The PLK statement of operations data for the three months ended March 31, 2018 is summarized as follows:

PLK Segment (in millions of U.S. dollars)	Three months ended March 31, 2018
Revenues:
Sales	$20.8
Franchise and property revenues	79.6
Total revenues	100.4
Cost of sales	16.8
Franchise and property expenses	2.4
Segment SG&A	45.4
Segment depreciation and amortization (a)	2.7
Segment income	38.5

(a)	Segment depreciation and amortization consists of depreciation and amortization included in cost of sales and franchise and property expenses.
PLK Transaction Costs
In connection with the Popeyes Acquisition, we incurred certain non-recurring fees and expenses (“PLK Transaction costs”) totaling $5.1 million and $34.4 million during the three months ended March 31, 2018 and 2017, respectively, consisting primarily of professional fees and compensation related expenses, all of which are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. We expect to incur additional PLK Transaction costs in 2018 as we complete the integration of the operations of PLK.
Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revises the U.S. tax code generally effective January 1, 2018 by, among other changes, lowering the corporate income tax rate from 35% to 21%, limiting deductibility of interest expense and performance based incentive compensation and implementing a modified territorial tax system. As a Canadian entity, we generally would be classified as a foreign entity (and, therefore, a non-U.S. tax resident) under general rules of U.S. federal income taxation. However, we have subsidiaries subject to U.S. federal income taxation and therefore the Tax Act impacted our consolidated results of operations in the current period, and is expected to continue to impact our consolidated results of operations in future periods.
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
We recorded $7.1 million of costs associated with corporate restructuring initiatives and professional advisory and consulting services related to the interpretation and implementation of the Tax Act (“Corporate restructuring and tax advisory fees”) during the three months ended March 31, 2018. We expect to continue to incur additional Corporate restructuring and tax advisory fees related to the Tax Act in 2018.

Results of Operations for the Three Months Ended March 31, 2018 and 2017
Tabular amounts in millions of U.S. dollars unless noted otherwise.

Consolidated	Three Months Ended March 31,		Variance	FX Impact (b)	Variance Excluding FX Impact
	2018	2017	Favorable / (Unfavorable)
Revenues:
Sales	$547.8	$550.4	$(2.6)	$21.7	$(24.3)
Franchise and property revenues	706.0	450.2	255.8	15.9	239.9
Total revenues	1,253.8	1,000.6	253.2	37.6	215.6
Operating costs and expenses:
Cost of sales	429.1	423.4	(5.7)	(16.6)	10.9
Franchise and property expenses	104.4	111.0	6.6	(3.9)	10.5
Selling, general and administrative expenses	301.3	121.9	(179.4)	(2.8)	(176.6)
(Income) loss from equity method investments	(14.3)	(5.7)	8.6	(0.1)	8.7
Other operating expenses (income), net	12.7	13.8	1.1	(1.3)	2.4
Total operating costs and expenses	833.2	664.4	(168.8)	(24.7)	(144.1)
Income from operations	420.6	336.2	84.4	12.9	71.5
Interest expense, net	140.1	111.4	(28.7)	(0.2)	(28.5)
Loss on early extinguishment of debt	—	20.4	20.4	—	20.4
Income before income taxes	280.5	204.4	76.1	12.7	63.4
Income tax expense	1.7	37.8	36.1	(1.3)	37.4
Net income	$278.8	$166.6	$112.2	$11.4	$100.8

TH Segment	Three Months Ended March 31,		Variance	FX Impact (b)	Variance Excluding FX Impact
	2018	2017	Favorable / (Unfavorable)
Revenues:
Sales	$508.3	$527.4	$(19.1)	$21.4	$(40.5)
Franchise and property revenues	255.2	206.2	49.0	8.4	40.6
Total revenues	763.5	733.6	29.9	29.8	0.1
Cost of sales	395.9	402.5	6.6	(16.4)	23.0
Franchise and property expenses	69.5	77.7	8.2	(3.2)	11.4
Segment SG&A	82.3	25.1	(57.2)	(0.7)	(56.5)
Segment depreciation and amortization(a)	26.3	25.1	(1.2)	(1.0)	(0.2)
Segment income (c)	245.2	256.2	(11.0)	10.6	(21.6)

BK Segment	Three Months Ended March 31,		Variance	FX Impact (b)	Variance Excluding FX Impact
	2018	2017	Favorable / (Unfavorable)
Revenues:
Sales	$18.7	$23.0	$(4.3)	$0.3	$(4.6)
Franchise and property revenues	371.2	244.0	127.2	7.5	119.7
Total revenues	389.9	267.0	122.9	7.8	115.1
Cost of sales	16.4	20.9	4.5	(0.2)	4.7
Franchise and property expenses	32.5	33.3	0.8	(0.7)	1.5
Segment SG&A	140.3	38.2	(102.1)	(1.4)	(100.7)
Segment depreciation and amortization (a)	12.2	12.5	0.3	(0.3)	0.6
Segment income (d)	214.1	187.1	27.0	5.8	21.2

(b)
For items included in our results of operations, we calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

(c)	TH segment income includes $3.1 million and $2.8 million of cash distributions received from equity method investments for the three months ended March 31, 2018 and 2017, respectively.

(d)	BK segment income includes $1.2 million of cash distributions received from equity method investments for the three months ended March 31, 2018.

	Three Months Ended March 31,
Key Business Metrics	2018	2017
System-wide sales growth
TH	2.1%	3.3%
BK	11.3%	6.2%
PLK (e)	10.9%	6.1%
System-wide sales
TH	$1,607.7	$1,514.0
BK	$5,148.9	$4,477.0
PLK (e)	$903.7	$835.8
Comparable sales
TH	(0.3)%	(0.1)%
BK	3.8%	(0.1)%
PLK (e)	3.2%	(0.2)%

	As of
	March 31, 2018	March 31, 2017
Net restaurant growth
TH	2.8%	4.6%
BK	6.9%	5.1%
PLK (f)	6.7%	5.8%
Restaurant count
TH	4,774	4,644
BK	16,859	15,768
PLK (f)	2,926	2,743

(e)	For 2017, PLK figures are shown for informational purposes only and are consistent with PLK's former fiscal calendar. Consequently, results for 2018 may not be comparable to those of 2017.

(f)	For 2017, PLK net restaurant growth is for the period from April 17, 2016 through March 27, 2017.

Comparable Sales
TH comparable sales of (0.3)% during the three months ended March 31, 2018 was primarily driven by relatively flat Canada comparable sales and softness in the U.S. Our first quarter results in Canada reflect softness in coffee sales, partially offset by growth in our breakfast foods.
BK comparable sales of 3.8% during the three months ended March 31, 2018 was primarily driven by U.S. comparable sales of 4.2% and continued growth in many of our large international markets. In the U.S., our sales growth was a result of impactful marketing, product innovation and balanced menu offerings. Internationally, our comparable sales were strong in many of our largest markets around the world, including Brazil, Russia, Spain and the U.K., which was driven by a balance of compelling value offerings as well as innovative limited time offers that resonated well with our guests.

PLK comparable sales of 3.2% during the three months ended March 31, 2018 was primarily driven by U.S. comparable sales of 2.3% and continued sales momentum internationally. Our results in the U.S. reflect a better balance between value and premium offerings than we had during prior quarters.
Sales and Cost of Sales
Sales include TH supply chain sales and sales from Company restaurants. TH supply chain sales represent sales of products, supplies and restaurant equipment, as well as sales to retailers. In periods prior to January 1, 2018, we classified revenues derived from sales of equipment packages at the establishment of a restaurant and in connection with renewal or renovation as franchise and property revenues. Sales from Company restaurants, including sales by our consolidated TH Restaurant VIEs, represent restaurant-level sales to our guests.
Cost of sales includes costs associated with the management of our TH supply chain, including cost of goods, direct labor and depreciation, as well as the cost of products sold to retailers. Cost of sales also includes food, paper and labor costs of Company restaurants. In periods prior to January 1, 2018, we classified costs related to sales of equipment packages at the establishment of a restaurant and in connection with renewal or renovation as franchise and property expenses.
During the three months ended March 31, 2018, the decrease in sales was driven by a $40.5 million decrease in our TH segment and a decrease of $4.6 million in our BK segment, partially offset by the inclusion of $20.8 million from our PLK segment and a favorable FX Impact of $21.7 million. The decrease in our TH segment was driven by a $25.0 million decrease in supply chain sales, including a lapping of last year's roll-out of espresso equipment and related espresso inventory which benefited our results in the first quarter of 2017, and a $15.5 million decrease in our TH Company restaurant revenue, primarily from the conversion of Restaurant VIEs to franchise restaurants.
During the three months ended March 31, 2018, the increase in cost of sales was driven primarily by the inclusion of $16.8 million from our PLK segment and a $16.6 million unfavorable FX Impact, partially offset by a $23.0 million decrease in our TH segment and a $4.7 million decrease in our BK segment. The decrease in our TH segment was primarily due to a $9.6 million decrease in supply chain cost of sales driven by the decrease in supply chain sales described above and a $13.4 million decrease in Company restaurant cost of sales, primarily from the conversion of Restaurant VIEs to franchise restaurants.
Franchise and Property
Franchise and property revenues consist primarily of royalties earned on franchise sales, rents from real estate leased or subleased to franchisees, franchise fees, and other revenue. Franchise and property expenses consist primarily of depreciation of properties leased to franchisees, rental expense associated with properties subleased to franchisees, amortization of franchise agreements, and bad debt expense (recoveries). In periods prior to January 1, 2018, franchise and property revenues and franchise and property expenses included revenues and cost of sales, respectively, related to equipment packages sold at establishment of a restaurant and in connection with renewals or renovations.
During the three months ended March 31, 2018, the increase in franchise and property revenues was driven by a $119.7 million increase in our BK segment, the inclusion of $79.6 million from our PLK segment, a $40.6 million increase in our TH segment, and a $15.9 million favorable FX Impact. The increase in our BK and TH segments was primarily due to the inclusion of advertising fund contributions from franchisees as a result of the application of ASC 606 beginning January 1, 2018 and, to a lesser degree, an increase in royalties driven by system-wide sales growth. The increase in our TH segment was partially offset by the inclusion of revenue in connection with sale of equipment packages in the prior year period within franchise and property revenues that was included in sales beginning January 1, 2018.
During the three months ended March 31, 2018, the decrease in franchise and property expenses was driven by an $11.4 million decrease in our TH segment and a $1.5 million decrease in our BK segment, partially offset by the inclusion of $2.4 million from our PLK segment and a $3.9 million unfavorable FX Impact. The decrease in our TH segment was primarily due to the inclusion of expenses in connection with sale of equipment packages in the prior year period within franchise and property expenses that was included in cost of sales beginning January 1, 2018.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended March 31,		Variance
			$
	2018	2017	Favorable / (Unfavorable)
Segment SG&A:
TH	$82.3	$25.1	$(57.2)
BK	140.3	38.2	(102.1)
PLK	45.4	—	(45.4)
Share-based compensation and non-cash incentive compensation expense	15.3	18.5	3.2
Depreciation and amortization	5.8	5.7	(0.1)
PLK Transaction costs	5.1	34.4	29.3
Corporate restructuring and tax advisory fees	7.1	—	(7.1)
Selling, general and administrative expenses	$301.3	$121.9	$(179.4)
Upon our transition to ASC 606 on January 1, 2018, segment selling, general and administrative expenses (“Segment SG&A”) include segment selling expenses, which consist primarily of advertising fund expenses, and segment general and administrative expenses, which are comprised primarily of salary and employee-related costs for non-restaurant employees, professional fees, information technology systems, and general overhead for our corporate offices. Prior to our transition to ASC 606 on January 1, 2018, our statement of operations did not reflect advertising fund contributions or advertising fund expenses, since such amounts were netted under previously applicable accounting standards. Segment SG&A excludes share-based compensation and non-cash incentive compensation expense, depreciation and amortization, PLK Transaction costs and Corporate restructuring and tax advisory fees.
During the three months ended March 31, 2018, TH and BK Segment SG&A increased primarily due to the inclusion of advertising fund expenses from the application of ASC 606 beginning January 1, 2018 and an unfavorable FX Impact.
During the three months ended March 31, 2018, the decrease in share-based compensation and non-cash incentive compensation expense was due primarily to a decrease in equity award modifications and a decrease related to the remeasurement of liability-classified and non-employee equity awards to fair value.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees, and basis difference amortization.
The change in (income) loss from equity method investments during the three months ended March 31, 2018 was primarily driven by the current year recognition of a $20.4 million non-cash dilution gain on the initial public offering by one of our equity method investees, partially offset by an increase in equity method investment net losses that we recognized during the current year.

Other Operating Expenses (Income), net
Our other operating expenses (income), net were comprised of the following:

	Three Months Ended March 31,
	2018	2017
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$1.7	$2.9
Litigation settlements (gains) and reserves, net	(6.1)	—
Net losses (gains) on foreign exchange	16.4	10.4
Other, net	0.7	0.5
Other operating expenses (income), net	$12.7	$13.8
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
The current year litigation settlement gain primarily reflects proceeds received from the successful resolution of a legacy BK litigation.
Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended March 31,
	2018	2017
Interest expense, net	$140.1	$111.4
Weighted average interest rate on long-term debt	4.6%	5.0%
During the three months ended March 31, 2018, interest expense, net increased primarily due to higher outstanding debt from incremental term loans and the issuance of senior notes during 2017, partially offset by a decrease in the weighted average interest rate and a $3.6 million benefit for the period from March 15 through March 31 from our adoption of a new hedge accounting standard. Subject to foreign exchange rate movements and other factors, we expect a benefit to continue during 2018.
Loss on Early Extinguishment of Debt
During the three months ended March 31, 2017, we recorded a $20.4 million loss on early extinguishment of debt, which primarily reflects the write-off of unamortized debt issuance costs and discounts in connection with the refinancing of our senior secured term loan facility.
Income Tax Expense
Our effective tax rate was 0.6% for the three months ended March 31, 2018 and 18.5% for the three months ended March 31, 2017. The effective tax rate was reduced by 22.7% and 3.9% for the three months ended March 31, 2018 and 2017, respectively, as a result of benefits from stock option exercises. Additionally, our effective tax rate for the three months ended March 31, 2018 benefited from reserve releases due to audit settlements.
Net Income
We reported net income of $278.8 million for the three months ended March 31, 2018, compared to net income of $166.6 million for the three months ended March 31, 2017. The increase in net income is primarily due to the inclusion of $38.5 million of PLK segment income, a $36.1 million decrease in income tax expense, a $29.3 million decrease in PLK Transaction costs, a $27.0 million increase in BK segment income and the non-recurrence of $20.4 million of loss on early extinguishment of debt. These factors were partially offset by a $28.7 million increase in interest expense, net, and an $11.0 million decrease in TH segment income.
Non-GAAP Reconciliations
The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. These non-GAAP measures do not have a standardized meaning under U.S. GAAP and may differ from similar captioned measures of other companies in our industry. We believe that these non-GAAP measures are useful to investors in assessing our operating performance, as it provides them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing these non-GAAP measures, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. EBITDA is defined as earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax expense, and depreciation and amortization and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA excluding the non-cash impact of share-based compensation and non-cash incentive compensation expense and (income) loss from equity method investments, net of cash distributions received from equity method investments, as well as other operating expenses (income), net. Other specifically identified costs associated with non-recurring projects are also excluded from Adjusted EBITDA, including PLK Transaction costs associated with the Popeyes Acquisition and Corporate restructuring and tax advisory fees related to the interpretation and implementation of the Tax Act. Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of operating performance or the performance of an acquired business. Adjusted EBITDA, as defined above, also represents our measure of segment income for each of our three operating segments.

	Three Months Ended March 31,		Variance
			$	%
	2018	2017	Favorable / (Unfavorable)
Segment income:
TH	$245.2	$256.2	$(11.0)	(4.3)%
BK	214.1	187.1	27.0	14.4%
PLK	38.5	—	38.5	NM
Adjusted EBITDA	497.8	443.3	54.5	12.3%
Share-based compensation and non-cash incentive compensation expense	15.3	18.5	3.2	17.3%
PLK Transaction costs	5.1	34.4	29.3	85.2%
Corporate restructuring and tax advisory fees	7.1	—	(7.1)	NM
Impact of equity method investments (a)	(10.0)	(2.9)	7.1	NM
Other operating expenses (income), net	12.7	13.8	1.1	8.0%
EBITDA	467.6	379.5	88.1	23.2%
Depreciation and amortization	47.0	43.3	(3.7)	(8.5)%
Income from operations	420.6	336.2	84.4	25.1%
Interest expense, net	140.1	111.4	(28.7)	(25.8)%
Loss on early extinguishment of debt	—	20.4	20.4	NM
Income tax expense	1.7	37.8	36.1	95.5%
Net income	$278.8	$166.6	$112.2	67.3%

NM - not meaningful

(a)
Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

The increase in Adjusted EBITDA for the three months ended March 31, 2018 reflects the inclusion of PLK segment income and the increase in segment income in our BK segment, partially offset by a decrease in segment income in our TH segment.

The increase in EBITDA for the three months ended March 31, 2018 is primarily due to the inclusion of PLK segment income, an increase in segment income in our BK segment, and a decrease in PLK Transaction costs, partially offset by a decrease in segment income in our TH segment.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash generated by operations, and borrowings available under our Revolving Credit Facility (as defined below). We have used, and may in the future use, our liquidity to make required interest and/or principal payments, to repurchase our common shares, to repurchase Class B exchangeable limited partnership units of Partnership (“Partnership exchangeable units”), to voluntarily prepay and repurchase our or one of our affiliate’s outstanding debt, to fund our investing activities and to pay dividends on our common shares and make distributions on the Partnership exchangeable units. As a result of our borrowings, we are highly leveraged. Our liquidity requirements are significant, primarily due to debt service requirements.
As of March 31, 2018, we had cash and cash equivalents of $852.4 million and working capital of $243.3 million and borrowing availability of $495.4 million under our Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
Prior to the Tax Act, we provided deferred taxes on certain undistributed foreign earnings. Under our transition to a modified territorial tax system whereby all previously untaxed undistributed foreign earnings are subject to a transition tax charge at reduced rates and future repatriations of foreign earnings will generally be exempt from U.S. tax, we wrote off the existing deferred tax liability on undistributed foreign earnings and recorded the impact of the new transition tax charge on foreign earnings during the fourth quarter of 2017. We will continue to monitor available evidence and our plans for foreign earnings and expect to continue to provide any applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of amounts not considered permanently reinvested.
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
Debt Instruments and Debt Service Requirements
As of March 31, 2018, our long-term debt is comprised primarily of borrowings under our Credit Facilities, amounts outstanding under our 2017 4.25% Senior Notes, 2015 4.625% Senior Notes, and 2017 5.00% Senior Notes (each as defined below), and obligations under capital leases. For further information about our long-term debt, see Note 9 to the accompanying unaudited condensed consolidated financial statements included in this report.
Credit Facilities
As of March 31, 2018, there was $6,372.6 million outstanding principal amount under our senior secured term loan facility (the "Term Loan Facility") with a weighted average interest rate of 4.29%. Based on the amounts outstanding under the Term Loan Facility and LIBOR as of March 31, 2018, subject to a floor of 1.00%, required debt service for the next twelve months is estimated to be approximately $276.8 million in interest payments and $51.1 million in principal payments. In addition, based on LIBOR as of March 31, 2018, net cash settlements that we expect to pay on our $2,500.0 million interest rate swap are estimated to be approximately $7.8 million for the next twelve months.
As of March 31, 2018, we had no amounts outstanding under our senior secured revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Credit Facilities"), had $4.6 million of letters of credit issued against the facility, and our borrowing availability was $495.4 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.

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
Senior Notes
Two of our subsidiaries (the "Borrowers") are party to (i) an indenture (the “2017 4.25% Senior Notes Indenture”) in connection with the issuance of $1,500.0 million of 4.25% first lien senior secured notes due May 15, 2024 (the “2017 4.25% Senior Notes”), (ii) an indenture (the “2015 4.625% Senior Notes Indenture”) in connection with the issuance of $1,250.0 million of 4.625% first lien senior notes due January 15, 2022 (the “2015 4.625% Senior Notes”) and (iii) an indenture (the “2017 5.00% Senior Notes Indenture”) in connection with the issuance of $2,800.0 million of 5.00% second lien senior secured notes due October 15, 2025 (the “2017 5.00% Senior Notes”). No principal payments are due on the 2017 4.25% Senior Notes, 2015 4.625% Senior Notes and 2017 5.00% Senior Notes until maturity and interest is paid semi-annually.
Based on the amounts outstanding at March 31, 2018, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $261.6 million in interest payments.
Restrictions and Covenants
As of March 31, 2018, we were in compliance with all debt covenants under the Credit Facilities, 2017 4.25% Senior Notes Indenture, 2017 5.00% Senior Notes Indenture and 2015 4.625% Senior Notes Indenture, and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.
Cash Dividends
On April 2, 2018, we paid a dividend of $0.45 per common share and Partnership made a distribution in respect of each Partnership exchangeable unit in the amount of $0.45 per Partnership exchangeable unit.
On April 24, 2018, our board of directors declared a cash dividend of $0.45 per common share, which will be paid on July 3, 2018, to common shareholders of record on May 15, 2018. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.45 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
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
Outstanding Security Data
As of April 19, 2018, we had outstanding 249,161,445 common shares and one special voting share. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of the Company, holders of our common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and our outstanding equity awards, see Note 15 to the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC and Canadian securities regulatory authorities on February 23, 2018.
There were 217,654,367 Partnership exchangeable units outstanding as of April 19, 2018. Since December 12, 2015, the holders of Partnership exchangeable units have had the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership to determine to settle any such exchange for a cash payment in lieu of our common shares.

Comparative Cash Flows
Operating Activities
Cash used for operating activities was $111.0 million during the three months ended March 31, 2018, compared to cash provided by operating activities of $288.9 million during the same period in the prior year. The change in operating activities was driven by an increase in income tax payments, primarily due to the payment of accrued income taxes related to the 2017 redemption of preferred shares, an increase in interest payments, an increase in cash used by changes in working capital, and a decrease in TH segment income. These factors were partially offset by the inclusion of PLK segment income and increases in BK segment income in 2018.
Investing Activities
Cash provided by investing activities was $1.9 million for the three months ended March 31, 2018, compared to cash used for investing activities of $1,624.7 million during the same period in the prior year. The change in investing activities was driven primarily by net cash used for the acquisition of Popeyes during 2017.
Financing Activities
Cash used for financing activities was $127.6 million for the three months ended March 31, 2018, compared to cash provided by financing activities of $809.3 million during the same period in the prior year. The change in financing activities was driven primarily by proceeds from our incremental term loan in 2017 and the 2018 payment of accrued withholding taxes made in connection with the 2017 redemption of preferred shares. These factors were partially offset by proceeds from stock option exercises in 2018, the repayment of a portion of our term loan in 2017, the repayment of debt assumed in connection with the acquisition of Popeyes in 2017, payment of financing costs in 2017, and preferred dividend payments in 2017.
New Accounting Pronouncements
See Note 3 – New Accounting Pronouncements in the notes to the accompanying unaudited condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the three months ended March 31, 2018 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC and Canadian securities regulatory authorities on February 23, 2018.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of March 31, 2018. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
Beginning January 1, 2018, we integrated Popeyes into our overall internal control over financial reporting framework.
Internal Control Over Financial Reporting
The Company’s management, including the CEO and CFO, confirm that, other than changes in internal controls disclosed above, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Special Note Regarding Forward-Looking Statements
Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (ii) the amount and timing of additional general and administrative expenses associated with the Popeyes Acquisition and the timing of completing the integration of our PLK operations; (iii) the amount and timing of additional Corporate restructuring and tax advisory fees related to the Tax Act; (iv) our estimates with respect to tax matters as a result of the Tax Act, including our effective tax rate for 2018, the impacts of the Tax Act, and the anticipated timing of finalizing our estimates; and (v) certain accounting and tax matters.
Our forward-looking statements, included in this report and elsewhere,represent management’s expectations as of the date that they are made. Our forward-looking statements are based on assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our ability to successfully manage our franchisee relationships, including our relationship with our Tim Hortons franchisees, and to effectively counter any adverse impact on guest perceptions due to negative publicity; (4) the success of our franchisees, including the financial and operational impact of the new “Winning Together Plan” on Tim Hortons franchisees; and risks related to our fully franchised business model; (5) the effectiveness of our marketing and advertising programs and franchisee support of these programs; (6) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (7) our ability to successfully implement our domestic and international growth strategy for our brands and risks related to our international operations; (8) our reliance on master franchisees and subfranchisees to accelerate restaurant growth; (9) the ability of the counterparties to our credit facilities and derivatives to fulfill their commitments and/or obligations; and (10) changes in applicable tax laws or interpretations thereof. We operate in a very competitive and rapidly changing environment and our inability to successfully manage any of the above risks may permit our competitors to increase their market share and may decrease our profitability New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC and Canadian securities regulatory authorities on February 23, 2018, as well as other materials that we from time to time file with, or furnish to, the SEC or file with Canadian securities regulatory authorities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Part II – Other Information
Item 5. Other Information

Item 5.02 Departure of Directors or Certain Officers; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
(e)
On January 16, 2018, the Compensation Committee of the board of directors of RBI (the “Compensation Committee”) approved the threshold, target and maximum performance levels for the 2018 Annual Bonus Program and, as in prior years, approved Organic Adjusted EBITDA growth as the measure for Business Achievement. In prior years, RBI was required to achieve at least 80% of the Organic Adjusted EBITDA growth target for RBI for payments to be made under the Annual Bonus Plan. For 2018, however, RBI must achieve at least 50% of the Organic Adjusted EBITDA growth target for RBI in order for payments to be made under the 2018 Annual Bonus Program. For each participant, the “threshold” level represents a 50% payout, the “target” level represents a 100% payout and the “maximum” level represents a 150% payout (rather than a 120% payout as in prior years), and a global multiplier will be applied to calculate the bonus for all participants. The change in threshold and maximum performance levels was made to more closely tie the achievement of budgeted Organic Adjusted EBITDA growth to the bonus payout percentages. Except as set forth above, the terms of the 2018 Bonus Program approved by the Compensation Committee were substantially the same as the 2017 Annual Bonus Program. On January 16, 2018, the Compensation Committee also approved the program document for the Annual Bonus Plan, a copy of which is attached as Exhibit 10.48 to this report.
Pursuant to RBI’s Bonus Swap Program, RBI provides eligible employees, including its named executive officers, or NEOs, the ability to invest a portion of their net cash bonus into RBI common shares (“Investment Shares”) and leverage the investment through the issuance of matching restricted share units (“RSUs”). The terms of the 2017 Bonus Swap Program are substantially the same as the terms of the 2015 Bonus Swap Program, which are described in our quarterly report on Form 10-Q for the three months ended March 31, 2016. All of RBI’s NEOs elected to participate in the 2017 Bonus Swap Program and to purchase Investment Shares. On January 16, 2018, the Compensation Committee approved the grants of matching RSUs to the participants in the 2017 Bonus Swap Program. On February 23, 2018, our NEOs received the following number of matching RSUs: Daniel Schwartz, 29,594; Joshua Kobza, 17,111; Jose Cil, 15,894; Alexandre Santoro, 9,640; and Jill Granat, 9,748. The matching RSUs will cliff vest on December 31, 2022. All of the matching RSUs will be forfeited if an NEO’s employment is terminated for any reason (other than death or disability) prior to December 31, 2019. If an NEO sells more than 50% of the Investment Shares before the vesting date, he or she will forfeit 100% of the matching RSUs. An NEO who sells 50% or less of the Investment Shares before the vesting date will forfeit 50% of the matching RSUs and a proportional amount of the remaining matching RSUs. On January 16, 2018, the Compensation Committee approved the 2018 Bonus Swap Program on substantially the same terms as the 2017 Bonus Swap Program.
On January 16, 2018, the Compensation Committee approved discretionary awards of 250,000 and 220,000 performance based RSUs, or “PBRSUs”, to Mr. Schwartz and Mr. Cil, respectively, for retention purposes based on the prior vesting of a significant portion of each executive’s equity awards. The performance measure for purposes of determining the number of units earned by Messrs. Schwartz and Cil is RBI’s compound annual growth of organic Adjusted EBITDA for the period beginning on January 1, 2015 and ending on December 31, 2018. The Compensation Committee established an 80% of target threshold, below which no shares are earned. If 80% of the performance target is achieved, Messrs. Schwartz and Cil will receive a maximum of 150,000 and 132,000 shares, respectively; if the performance target is achieved, Messrs. Schwartz and Cil will receive a maximum of 250,000 and 220,000 shares, respectively; and if 120% of the performance target is achieved, Messrs. Schwartz and Cil will receive a maximum of 300,000 and 264,000 shares, respectively. If achievement falls between the threshold level and the target level or between the target level and the maximum level, the number of shares earned by Messrs. Schwartz and Cil would be calculated on a linear basis. Once earned, the PBRSUs will cliff vest on February 23, 2023. Messrs. Schwartz and Cil are required to maintain ownership of 750,000 and 617,762 common shares and Partnership exchangeable units (and any combination thereof), respectively, through the end of the vesting period. If an executive fails to comply with these holding requirements, he will forfeit all of the PBRSUs. In addition, if an executive’s employment is terminated (other than due to death or disability) prior to February 23, 2021, he will forfeit the entire award. Each of Messrs. Schwartz and Cil entered into a Performance Award Agreement substantially in the form as previously filed.

Item 6. Exhibits

Exhibit Number	Description

10.48*	Restaurant Brands International Inc. Annual Bonus Program Plan Document

10.49(a)*	Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 by and between The TDL Group Corp. and Jill Granat.

10.49(b)*	Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 by and between Restaurant Brands International Inc. and Jill Granat.

10.49(c)*	Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 by and between Burger King Corporation and Jill Granat.

31.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESTAURANT BRANDS INTERNATIONAL INC. (Registrant)

Date: April 24, 2018	By:	/s/ Matthew Dunnigan
		Name:	Matthew Dunnigan, principal financial officer
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)