Form 10-K
period 2019-12-31
Restaurant Brands International Inc.
filed 2020-02-21
CIK 1618756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(905) 339-6011
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2019, computed by reference to the closing price for such stock on the New York Stock Exchange on such date, was $17,159,077,266.
The number of shares outstanding of the registrant’s common shares as of February 10, 2020 was 298,425,192 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2020 Annual and Special Meeting of Shareholders, which is to be filed no later than 120 days after December 31, 2019, are incorporated by reference into Part III of this Form 10-K.

RESTAURANT BRANDS INTERNATIONAL INC.
2019 FORM 10-K ANNUAL REPORT

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

Part I
Item 1. Business
Company Overview
We are a Canadian corporation originally formed on August 25, 2014 to serve as the indirect holding company for Tim Hortons and its consolidated subsidiaries and Burger King and its consolidated subsidiaries, and, since our acquisition of Popeyes in March 2017, Popeyes and its consolidated subsidiaries. We are one of the world’s largest quick service restaurant (“QSR”) companies with more than $34 billion in system-wide sales and over 27,000 restaurants in more than 100 countries and U.S. territories as of December 31, 2019. Our Tim Hortons®, Burger King® and Popeyes® brands have similar franchise business models with complementary daypart mixes and product platforms. Our three iconic brands are managed independently while benefiting from global scale and sharing of best practices. As of December 31, 2019, approximately 100% of total restaurants for each of our brands was franchised.
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
Our Tim Hortons® Brand
Founded in 1964, Tim Hortons (“TH”) is one of the largest donut/coffee/tea restaurant chains in North America and the largest in Canada as measured by total number of restaurants. As of December 31, 2019, we owned or franchised a total of 4,932 TH restaurants. TH restaurants are quick service restaurants with a menu that includes premium blend coffee, tea, espresso-based hot and cold specialty drinks, fresh baked goods, including donuts, Timbits®, bagels, muffins, cookies and pastries, grilled paninis, classic sandwiches, wraps, soups and more.
Our Burger King® Brand
Founded in 1954, Burger King (“BK”) is the world’s second largest fast food hamburger restaurant (“FFHR”) chain as measured by total number of restaurants. As of December 31, 2019, we owned or franchised a total of 18,838 BK restaurants in more than 100 countries and U.S. territories. BK restaurants are quick service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other affordably-priced food items.
Our Popeyes® Brand
Founded in 1972, Popeyes (“PLK”) is the world’s second largest quick service chicken concept as measured by total number of restaurants. As of December 31, 2019, we owned or franchised a total of 3,316 PLK restaurants. PLK restaurants are quick service restaurants that distinguish themselves with a unique “Louisiana” style menu featuring fried chicken, chicken tenders, fried shrimp and other seafood, red beans and rice and other regional items.
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
Restaurant Development
As part of our development approach for our brands in the U.S., we have granted limited development rights in specific areas to franchisees in connection with area development agreements. We expect to enter into similar arrangements in 2020 and beyond. In Canada, we have not granted exclusive or protected areas to BK or TH franchisees, with limited exceptions.
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
Product Development
New product development is a key driver of the long-term success of our brands. We believe the development of new products can drive traffic by expanding our customer base, allowing restaurants to expand into new dayparts, and continuing to build brand leadership in food quality and taste. Based on guest feedback, we drive product innovation in order to satisfy the needs of our guests around the world. This strategy will continue to be a focus in 2020 and beyond.
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
Manufacturing, Supply and Distribution
In general, we approve the manufacturers of the food, packaging, equipment and other products used in restaurants for each of our brands. We have a comprehensive supplier approval process, which requires all products to pass our quality standards and the suppliers’ manufacturing process and facilities to pass on-site food safety inspections. Our franchisees are required to purchase substantially all food and other products from approved suppliers and distributors.
TH products are sourced from a combination of third-party suppliers and our own manufacturing facilities. To protect our proprietary blends, we operate two coffee roasting facilities in Ancaster, Ontario and Rochester, New York, where we blend all of the coffee for our TH restaurants and, where practical, for our take home, packaged coffee. Our fondant and fills manufacturing facility in Oakville, Ontario produces, and is the primary supplier of, the ready-to-use glaze, fondants, fills and syrups which are used in a number of TH products. As of December 31, 2019, we have only one or a few suppliers to service each category of products sold at our system restaurants.
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
Our TH business has significant supply chain operations, including procurement, warehousing and distribution, to supply paper and dry goods to a substantial majority of our Canadian restaurants, and procure and supply frozen baked goods and some refrigerated products to most of our Ontario and Quebec restaurants. We act as a distributor to TH restaurants in Canada through five distribution centers located in Canada. In 2018, we announced plans to build two new warehouses in Western Canada to replace existing facilities and to renovate an existing warehouse in Eastern Canada to facilitate the supply of frozen and refrigerated products in those markets. We expect to complete these projects in 2020. We own or lease a significant number of trucks and trailers that regularly deliver to most of our Canadian restaurants. In the U.S., we supply similar products to system restaurants through third-party distributors.
All of the products used in our BK and PLK restaurants are sourced from third-party suppliers. In the U.S. and Canada, there is a purchasing cooperative for each brand that negotiates the purchase terms for most equipment, food, beverages (other than branded soft drinks which we negotiate separately under long-term agreements) and other products used in BK and PLK restaurants. The purchasing agent is also authorized to purchase and manage distribution services on behalf of most of the BK and PLK restaurants in the U.S. and Canada. PLK also utilizes exclusive suppliers for certain of its proprietary products. As of December 31, 2019, four distributors serviced approximately 92% of BK restaurants in the U.S. and five distributors serviced approximately 85% of PLK restaurants in the U.S.
In 2000, Burger King Corporation entered into long-term exclusive contracts with The Coca-Cola Company and Dr Pepper/Snapple, Inc. to supply BK restaurants with their products and which obligate restaurants in the U.S. to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of December 31, 2019, we estimate that it will take approximately 7 years to complete the Coca-Cola purchase commitment and approximately 10 years to complete the Dr Pepper/Snapple, Inc. purchase commitment. If these agreements were terminated, we would be obligated to pay an aggregate amount equal to approximately $376 million as of December 31, 2019 based on an amount per gallon for each gallon of soft drink syrup remaining in the purchase commitments, interest and certain other costs. We have also entered into long-term beverage supply arrangements with certain major beverage vendors for the TH and PLK brands in the U.S. and Canada.
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
In an effort to improve the image of our BK restaurants in the U.S., we offered U.S. franchisees reduced up-front franchise fees and limited-term royalty and advertising fund rate reductions to remodel restaurants to our modern image during 2017, 2018 and 2019 and we plan to continue to offer remodel incentives to U.S. franchisees during 2020. These limited-term incentive programs are expected to negatively impact our effective royalty rate until 2027. However, we expect this impact to be partially mitigated as incentive programs granted in prior years will expire and we will also be entering into new franchise agreements for BK restaurants in the U.S. with a 4.5% royalty rate. For PLK, we offered development incentive programs in 2017 pursuant to which we reduced or waived franchise fees and royalty payments to encourage our PLK franchisees to develop and open new restaurants. Most of these programs were discontinued in 2018.
International. Historically, we entered into franchise agreements for each BK restaurant in our international markets with up-front franchise fees and monthly royalties and advertising contributions typically of up to 5.0% of gross sales. However, as part of the international growth strategy for each of our brands, we have entered into master franchise agreements or development agreements that grant franchisees exclusive or non-exclusive development rights and, in some cases, require them to provide support services to other franchisees in their markets. In 2019, we entered into master franchise agreements for the TH brand in Thailand and for the PLK brand in China and Spain. The up-front franchise fees and royalty rate paid by master franchisees or exclusive developers vary from country to country, depending on the facts and circumstances of each market. We expect to continue implementing similar arrangements for our brands in 2020 and beyond.
Franchise Restaurant Leases. We leased or subleased 3,646 properties to TH franchisees, 1,542 properties to BK franchisees, and 84 properties to PLK franchisees as of December 31, 2019 pursuant to separate lease agreements with these franchisees. For properties that we lease from third-party landlords and sublease to franchisees, our leases generally provide for fixed rental payments and may provide for contingent rental payments based on a restaurant’s annual gross sales. Franchisees who lease land only or land and building from us do so on a “triple net” basis. Under these triple net leases, the franchisee is obligated to pay all costs and expenses, including all real property taxes and assessments, repairs and maintenance and insurance.
Intellectual Property
We own valuable intellectual property relating to our brands, including trademarks, service marks, patents, industrial designs, copyrights, trade secrets and other proprietary information, some of which are of material importance to our TH, BK and PLK businesses. We have established the standards and specifications for most of the goods and services used in the development, improvement and operation of our restaurants. These proprietary standards, specifications and restaurant operating procedures are our trade secrets. Additionally, we own certain patents and industrial designs of varying duration relating to equipment and packaging used in BK and TH restaurants.
Information Systems
Our corporate financial, human resources and similar systems are fully integrated across our brands and provide a solid foundation for our business. Our restaurant systems are provided by a set of approved third-party vendors that provide point of sale software. Depending on the region, they may also provide labor scheduling, inventory, production management, and cash control services. We are in the process of rolling out in the US and Canada an architecture that enables us to build custom customer-facing applications and integrate them with our third-party providers, to support mobile ordering, web ordering, and kiosks. In the future, we plan to deploy this architecture to additional markets.
Although our systems are provided through third parties, we have the ability to obtain transaction-level data from most of our franchised restaurants and Company restaurants.  This allows us to assess how our new and existing products are performing around the world.  Additionally, we have been investing to upgrade our supply chain systems and improve efficiency. We expect to continue to invest in technology capabilities to support and drive our business.
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
Environmental Matters and Sustainability
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
We are committed to the simple principle of doing what’s right. Our “Restaurant Brands for Good” plan provides a framework for serving our guests the food and drinks they love while contributing to a sustainable future and having a positive social impact in the communities we serve. Our ongoing efforts will focus on three key pillars:

•	Food - serving high quality and great tasting food every day;

•	Planet - continuously reducing our environmental footprint; and

•	People & Communities - supporting communities and enhancing livelihoods.
The sustainability section of our corporate website sets forth our initiatives with respect to these pillars and will be updated periodically.
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
Our Employees
As of December 31, 2019, we had approximately 6,300 employees in our restaurant support centers, regional offices, distribution centers, manufacturing facilities, field operations and Company restaurants. Our franchisees are independent business owners so their employees are not our employees and therefore are not included in our employee count.
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
Our principal executive offices are located at 130 King Street West, Suite 300, Toronto, Ontario M5X 1E1, Canada. Our telephone number is (905) 339-6011.

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
As of December 31, 2019, we had aggregate outstanding indebtedness of $11,981 million, including senior secured term loan facilities in an aggregate principal amount of $6,100 million, senior secured first lien notes in an aggregate principal amount of $2,250 million and senior secured second lien notes in an aggregate principal amount of $3,550 million. Subject to restrictions set forth in these instruments, we may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage.
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

•
the discontinuation of the London Interbank Offered Rate (“LIBOR”) after 2021 and the replacement with an alternative reference rate may adversely impact interest rates and our interest rate hedging strategy;

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
A breach of the covenants under our indebtedness could result in an event of default under the applicable agreement. In an event of default, our debt holders may accelerate repayment of such debt, which may result in the acceleration of the repayment of any other debt to which a cross-acceleration or cross-default provision applies. In addition, default under our senior secured credit facilities would also permit the lenders thereunder to terminate all other commitments to extend additional credit under the senior secured credit facilities. Similarly, in the event of a change of control, pursuant to the terms of our indebtedness, we may be required to repay our credit facilities, or offer to repurchase the senior secured first lien and second lien notes. In addition, our future indebtedness may also be subject to mandatory repurchase or repayment upon a future change of control. Such current and future terms could have the effect of delaying or preventing a future change of control or may discourage a potential acquirer from proposing or completing a transaction that may otherwise have presented a premium to our shareholders.
Following the occurrence of either an event of default or change of control, we may not have sufficient resources to repurchase, repay or redeem our obligations, as applicable. Moreover, third-party financing may be required in order to provide the funds necessary for us to satisfy these obligations, and we may not be able to obtain such additional financing on terms favorable to us or at all. Furthermore, if we were unable to repay the amounts due under our secured indebtedness, the holders of such indebtedness could proceed against the collateral that secures such indebtedness. In the event our creditors accelerate the repayment of our secured indebtedness, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
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
We are the indirect holding company for TH, BK, and PLK and their respective consolidated subsidiaries with over 27,000 restaurants, of which approximately 100% are franchised restaurants. In addition, our growth strategy includes strategic expansion in existing and new markets, and contemplates a significant acceleration in the growth in the number of new restaurants. As our franchisees are independent third parties, we have expended and may need to continue to expend substantial financial and managerial resources to enhance our existing restaurant management systems, financial and management controls, information systems and personnel to accurately capture and reflect the financial and operational activities at our franchise restaurants. On occasion we have encountered, and may in the future encounter, challenges in receiving these results from our franchisees in a consistent and timely manner. If we are not able to effectively manage the management and information demands associated with the significant growth of our franchise system, then our business and operating results could be negatively impacted.

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

•	risks and costs associated with political and economic instability, corruption, anti-American or anti-Canadian sentiment and social and ethnic unrest in the countries in which we operate;

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

•
uncertainties and effects on our joint ventures of the expected withdrawal of the United Kingdom from the European Union (referred to as "Brexit"), including supply chain, financial, tax, legal and trade consequences;

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
Our supply chain operations subject us to additional risks and may cause our profitability to decline.
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
If we do not adequately address the challenges related to these vertically integrated operations or the overall level of utilization or production decreases for any reason, our results of operations and financial condition may be adversely impacted. Moreover, interruptions in the availability and delivery of food, beverages and other supplies to our restaurants arising from shortages or greater than expected demand, such as we experienced with the Popeyes Chicken Sandwich in 2019, may increase costs or reduce revenues. As of December 31, 2019, we have only one or a few suppliers to service each category of products sold at our TH and PLK restaurants, and the loss of any one of these suppliers would likely adversely affect our business.
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
Many of our system restaurants are located on leased premises. As leases underlying our Company and franchise restaurants expire, we or our franchisees may be unable to negotiate a new lease or lease extension, either on commercially acceptable terms or at all, which could cause us or our franchisees to close restaurants in desirable locations. As a result, our revenues and our brand-building initiatives could be adversely affected. Furthermore, in general, we cannot cancel existing leases; therefore, if an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease. In addition, the value of our owned real estate assets could decrease, and/or our costs could increase, because of changes in the investment climate for real estate, demographic trends, demand for restaurant sites and other retail properties, and exposure to or liability associated with environmental contamination and reclamation.
Typically, the costs of insurance, taxes, maintenance, utilities, and other property-related costs due under a prime lease with a third-party landlord are passed through to the franchisee under our sublease. If a franchisee fails to perform the obligations passed through under the sublease, we will be required to perform these obligations resulting in an increase in our leasing and operational costs and expenses. In addition, the rent a franchisee pays us under the sublease may be based on a percentage of gross sales. If gross sales at a certain restaurant are less than we project we may pay more rent to a third-party landlord under the prime lease than we receive from the franchisee under the sublease. These events could result in an inability to fully recover from the franchisee expenses incurred on leased properties, resulting in increased leasing and operational costs to us.
Food safety concerns and concerns about the health risk of fast food may have an adverse effect on our business.
Food safety is a top priority for us and we dedicate substantial resources to ensure that our customers enjoy safe, high-quality food products. However, food-borne illnesses and other food safety issues have occurred in the food industry in the past and could occur in the future. Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single restaurant. Any report or publicity, including through social media, linking us or one of our franchisees or suppliers to instances of food-borne illness or other food safety issues, including food tampering, adulteration or contamination, could adversely affect our brands and reputation as well as our sales and profits. Such occurrence at restaurants of competitors could adversely affect restaurant sales as a result of negative publicity about the foodservice industry generally. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain, significantly increase our costs and/or lower margins for us and our franchisees.
Some of our products contain caffeine, dairy products, fats, sugar and other compounds and allergens, the health effects of which are the subject of public scrutiny, including suggesting that excessive consumption of caffeine, beef, sugar and other compounds can lead to a variety of adverse health effects. Particularly in the U.S., there is increasing consumer awareness of the health risks, including obesity, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. An unfavorable report on the health effects of caffeine or other compounds present in our products, or negative publicity or litigation arising from other health risks such as obesity, could significantly reduce the demand for our beverages and food products. A decrease in customer traffic as a result of these health concerns or negative publicity could materially and adversely affect our brands and our business.
Our results can be adversely affected by unforeseen events, such as adverse weather conditions, natural disasters, terrorist attacks or threats, pandemics or other catastrophic events.
Unforeseen events, such as adverse weather conditions, natural disasters or catastrophic events, can adversely impact restaurant sales. Natural disasters such as earthquakes, hurricanes, and severe adverse weather conditions and health pandemics whether occurring in Canada, the United States or abroad, can keep customers in the affected area from dining out, cause damage to or closure of restaurants and result in lost opportunities for our restaurants. For example, the coronavirus outbreak in early 2020 led to a temporary closure of a number of our franchised restaurants in China. In addition, these events could lead to delays or interruptions in the delivery of food or other supplies to our franchised restaurants arising from delays or restrictions on shipping and/or manufacturing. Furthermore, we cannot predict the effects that actual or threatened armed conflicts, terrorist attacks, efforts to combat terrorism or heightened security requirements will have on our future operations. Because a significant portion of our restaurant operating costs are fixed or semi-fixed in nature, the loss of sales during these periods hurts our and our franchisees' operating margins and can result in restaurant operating losses and our loss of royalties.

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
Income tax reform in the US and other jurisdictions could adversely affect us.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The provisions of the Tax Act are complex and likely will be the subject of further regulatory and administrative guidance, which may adversely affect us. Accordingly, our effective tax rate and results of operations could be adversely impacted. Additionally, other jurisdictions have and are considering various tax reform initiatives that may adversely impact us if enacted.
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
We depend in large part on the value of our brands, which represent approximately 45% of the total assets on our balance sheet as of December 31, 2019. We believe that our brands are very important to our success and our competitive position. We rely on a combination of trademarks, copyrights, service marks, trade secrets, patents, industrial designs, and other intellectual property rights to protect our brands and the respective branded products. The success of our business depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We have registered certain trademarks and have other trademark applications pending registration in the U.S., Canada and foreign jurisdictions. Not all of the trademarks that our brands currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. We may not be able to adequately protect our trademarks, and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. The steps we have taken to protect our intellectual property in Canada, the U.S. and in foreign countries may not be adequate and our proprietary rights could be challenged, circumvented, infringed or invalidated. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of Canada and the U.S.
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
We may from time to time, in the ordinary course of business, be subject to litigation relating to matters including, but not limited to, disputes with franchisees, suppliers, employees, team members, and customers, as well as disputes over our intellectual property. For example, there have been multiple class action lawsuits filed against us regarding the no-poaching provision of our BK franchise agreements in the U.S. and a similar case has been filed in Canada against TH. Active and potential disputes with franchisees could damage our brand reputation and our relationships with our broader franchise base.
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
The personal information that we collect may be vulnerable to breach, theft, or loss that could adversely affect our reputation, results of operations, and financial condition.
In the ordinary course of our business, we collect, process, transmit, and retain personal information regarding our employees and their families, our franchisees, vendors, and consumers, which can include social security numbers, social insurance numbers, banking and tax identification information, health care information, and credit card information and our franchisees collect similar information. For example, in 2019, we expanded our development and management of our brands’ mobile apps, online ordering platforms, and in-restaurant kiosks. While our deployment of such technology facilitates our primary goals of generating both incremental sales at our franchisees’ restaurants as well as additional customer awareness and interest in our brands, such deployment also means that we are collecting and responsible for additional personal information about our customers. Some of this personal information is also held and managed by our franchisees and certain of our vendors. A third-party may be able to circumvent the security and business controls we use to limit access and use of personal information, which could result in a breach of employee, consumer, or franchisee privacy.
A major breach, theft, or loss of personal information regarding our employees and their families, our franchisees, vendors, or consumers that is held by us or our vendors could adversely affect our reputation and restaurant operations as well as result in substantial fines, penalties, indemnification claims, and potential litigation against us which could negatively impact our results of operations and financial condition. For example, the European Union adopted the General Data Protection Regulation (“GDPR”) that became effective in May 2018, which requires companies to meet certain requirements regarding the handling of personal data. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. Furthermore, the collection and safeguarding of personal information has increasingly attracted enhanced scrutiny from the general public in the United States, which has resulted in additional actual and proposed legislative and regulatory rules at both the federal and state levels (e.g., the California Consumer Privacy Act of 2018). As a result of such legislative and regulatory rules, we may be required to notify the owners of the personal information of any data breaches, which could harm our reputation and financial results, as well as subject us to litigation or actions by regulatory authorities. Furthermore, media or other reports of existing or perceived security vulnerabilities in our systems or those of our franchisees or vendors, even if no breach has been attempted or has occurred, can adversely impact our brand and reputation, and thereby materially impact our business.
Significant capital investments and other expenditures could be required to remedy a breach and prevent future problems, including costs associated with additional security technologies, personnel, experts, and credit monitoring services for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations during the period in which they are incurred. The techniques and sophistication used to conduct cyber-attacks and breaches, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. Accordingly, our expenditures to prevent future cyber-attacks or breaches may not be successful.
Information technology system failures or interruptions or breaches of our network security may interrupt our operations, subject us to increased operating costs and expose us to litigation.
As our reliance on technology has increased, so have the risks posed to our systems. We rely heavily on our computer systems and network infrastructure across operations including, but not limited to, point-of-sale processing at our restaurants, as well as the systems of our third-party vendors to whom we outsource certain administrative functions. Despite our implementation of security measures, all of our technology systems are vulnerable to damage, disruption or failures due to physical theft, fire, power loss, telecommunications failure, or other catastrophic events, as well as from problems with transitioning to upgraded or replacement systems, internal and external security breaches, denial of service attacks, viruses, worms, and other disruptive problems caused by hackers. If any of our technology systems were to fail and we were unable to recover in a timely way, we could experience an interruption in our operations. Furthermore, if unauthorized access to or use of our systems were to occur, data related to our proprietary information could be compromised. The occurrence of any of these incidents could have a material adverse effect on our future financial condition and results of operations. To the extent that some of our worldwide reporting systems require or rely on manual processes, it could increase the risk of a breach due to human error.
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
Risks Related to our Common Shares
3G RBH owns approximately 32% of the combined voting power with respect to the Company, and its interests may conflict with or differ from the interests of the other shareholders.
3G Restaurant Brands Holdings LP (“3G RBH”) currently owns approximately 32% of the combined voting power with respect to the Company. The interests of 3G RBH and its principals may not always be aligned with the interests of the other shareholders of the Company. So long as 3G RBH continues to directly or indirectly own a significant amount of the voting power of the Company, it will continue to be able to strongly influence or effectively control the business decisions of the Company. 3G RBH and its principals may have interests that are different from those of the other shareholders of the Company, and 3G RBH may exercise its voting and other rights in a manner that may be adverse to the interests of such shareholders.
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
Although our board of directors declared a cash dividend on our common shares for each quarter of 2019 and for the first quarter of 2020, any future dividends on our common shares will be determined at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, including the terms of the agreements governing our debt and any future indebtedness we may incur, restrictions imposed by applicable law and other factors that our board of directors deems relevant. Although we are targeting a total of $2.08 in declared dividends per common share and Partnership exchangeable unit for 2020, there is no assurance that we will achieve our target total dividend for 2020 and satisfy our debt service and other obligations. Realization of a gain on an investment in our common shares and in Partnership exchangeable units will depend on the appreciation of the price of our common shares and Partnership exchangeable units, which may never occur.
Item 1B. Unresolved Staff Comments
None.
Executive Officers of the Registrant
Set forth below is certain information about our executive officers. Ages are as of the date hereof.

Name	Age	Position
José E. Cil	50	Chief Executive Officer
Matthew Dunnigan	36	Chief Financial Officer
Joshua Kobza	33	Chief Operating Officer
Axel Schwan	46	President, Tim Hortons Americas
Christopher Finazzo	38	President, Burger King Americas
Felipe Athayde	41	President, Popeyes Americas
Fernando Machado	45	Chief Marketing Officer
Jill Granat	54	General Counsel and Corporate Secretary
Jacqueline Friesner	47	Controller and Chief Accounting Officer
José E. Cil. Mr. Cil was appointed Chief Executive Officer of the Company in January 2019, and previously served as President, Burger King since December 2014. Mr. Cil served as Executive Vice President and President of Europe, the Middle East and Africa for Burger King Worldwide and its predecessor from November 2010 until December 2014. Prior to this role, Mr. Cil was Vice President and Regional General Manager for Wal-Mart Stores, Inc. in Florida from February 2010 to November 2010. From September 2008 to January 2010, Mr. Cil served as Vice President of Company Operations of Burger King Corporation and

from September 2005 to September 2008, he served as Division Vice President, Mediterranean and NW Europe Divisions, EMEA of a subsidiary of Burger King Corporation.
Matthew Dunnigan. Mr. Dunnigan was appointed Chief Financial Officer of the Company in January 2018. From October 2014 until January 2018, Mr. Dunnigan held the position of Treasurer, where he took on increasing responsibilities and successfully led all of the Company's capital markets activities. Before he joined the Company, Mr. Dunnigan served as Vice President of Crescent Capital Group LP, from September 2013 through October 2014, where he evaluated investments across the credit markets. Prior to that, Mr. Dunnigan spent three years as a private equity investment professional for H.I.G. Capital.
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
Axel Schwan. Mr. Schwan was appointed President of Tim Hortons, Canada & America in October 2019. Mr. Schwan served as Global Chief Marketing Officer of Tim Hortons from October 2017 to October 2019 and prior to that served as the Chief Marketing Officer of Burger King from January 2014 to October 2017.
Christopher Finazzo. Mr. Finazzo was appointed President of Burger King, Americas in December 2017. Mr. Finazzo served as Head of Marketing, North America for Burger King from January 2017 to December 2017 and was Head of Development for Burger King from January 2016 to January 2017. Since joining Burger King in May 2014, he has held various roles in marketing and development. Prior to joining Burger King, Mr. Finazzo was on the strategy team at Macy’s.
Felipe Athayde. Mr. Athayde was appointed President of Popeyes, Americas in March 2019. From July 2017 until March 2019, he served as President, Latin American and Caribbean for Burger King, in Miami, Florida. From December 2015 until June 2017, he served as President, U.S. for Burger King and from December 2014 to December 2015 as Executive Vice President, U.S. Development for Tim Hortons. From April 2013 to December 2014, Mr. Athayde was General Manager, U.S. West Division for Burger King.
Fernando Machado. Mr. Machado was appointed Chief Marketing Officer for RBI in January 2019. Mr. Machado served as Chief Marketing Officer of Burger King beginning July 2019 and prior to that served as Head of Brand Marketing, Burger King from October 2017 through June 2019 and Senior Vice President, Global Brand Management of Burger King from March 2014 to October 2017. Prior to joining Burger King, Mr. Machado held several brand development positions at Unilever.
Jill Granat. Ms. Granat was appointed General Counsel and Corporate Secretary of the Company in December 2014. Ms. Granat served as Senior Vice President, General Counsel and Secretary of Burger King Worldwide and its predecessor since February 2011. Prior to this time, Ms. Granat was Vice President and Assistant General Counsel of Burger King Corporation from July 2009 until March 2011. Ms. Granat joined Burger King Corporation in 1998 as a member of the legal department and served in positions of increasing responsibility with Burger King Corporation.
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

Item 2. Properties
Our corporate headquarters is located in Toronto, Ontario and consists of approximately 65,000 square feet which we lease. Our U.S. headquarters is located in Miami, Florida and consists of approximately 150,000 square feet which we lease. We also lease office property in Switzerland and Singapore. Related to the TH business, we own five distribution centers and two manufacturing plants throughout Canada. In addition to our corporate headquarters in Toronto, Ontario, we lease one office and one cross-docking facility in Canada and one manufacturing plant in the U.S. In 2018, we announced plans to build two new distribution centers in Western Canada, to replace two existing distribution centers, and to renovate an existing warehouse in Eastern Canada to facilitate the supply of frozen and refrigerated products in those markets. We expect to complete these projects in 2020.
As of December 31, 2019, our restaurant footprint was as follows:

	TH	BK	PLK	Total
Franchise Restaurants(1)
Sites owned by us and leased to franchisees	763	691	36	1,490
Sites leased by us and subleased to franchisees	2,883	851	48	3,782
Sites owned/leased directly by franchisees	1,264	17,244	3,191	21,699
Total franchise restaurant sites	4,910	18,786	3,275	26,971
Company Restaurants
Sites owned by us	6	16	10	32
Sites leased by us	16	36	31	83
Total company restaurant sites	22	52	41	115
Total system-wide restaurant sites	4,932	18,838	3,316	27,086
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
On October 5, 2018, a class action complaint was filed against Burger King Worldwide, Inc. (“BKW”) and Burger King Corporation (“BKC”) in the U.S. District Court for the Southern District of Florida by Jarvis Arrington, individually and on behalf of all others similarly situated. On October 18, 2018, a second class action complaint was filed against the Company, BKW and BKC in the U.S. District Court for the Southern District of Florida by Monique Michel, individually and on behalf of all others similarly situated. On October 31, 2018, a third class action complaint was filed against BKC and BKW in the U.S. District Court for the Southern District of Florida by Geneva Blanchard and Tiffany Miller, individually and on behalf of all others similarly situated. On November 2, 2018, a fourth class action complaint was filed against the Company, BKW and BKC in the U.S. District Court for the Southern District of Florida by Sandra Muster, individually and on behalf of all others similarly situated. These complaints allege that the defendants violated Section 1 of the Sherman Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Burger King franchisees are required to sign. Each plaintiff seeks injunctive relief and damages for himself or herself and other members of the class. These actions have been consolidated.
In July 2019, a class action complaint was filed against The TDL Group Corp. ("TDL") in the Supreme Court of British Columbia by Samir Latifi, individually and on behalf of all others similarly situated. The complaint alleges that TDL violated the Canadian Competition Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Tim Hortons franchisees are required to sign. The plaintiff seeks damages and restitution, on behalf of himself and other members of the class.
While we currently believe these claims are without merit, we are unable to predict the ultimate outcome of these cases or estimate the range of possible loss, if any.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Shares
Our common shares trade on the New York Stock Exchange (“NYSE”) and Toronto Stock Exchange (“TSX”) under the ticker symbol “QSR”. The Class B exchangeable limited partnership units of Partnership (the “Partnership exchangeable units”) trade on the TSX under the ticker symbol “QSP”. As of February 10, 2020, there were 22,187 holders of record of our common shares and approximately 7,058 former Tim Hortons shareholders who are entitled to receive common shares of the Company but who have not submitted letters of transmittal to exchange their Tim Hortons common shares.
Dividend Policy
On February 10, 2020, we announced that the board of directors had declared a cash dividend of $0.52 per common share for the first quarter of 2020. The dividend will be paid on April 3, 2020 to common shareholders of record on March 16, 2020. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.52 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
We are targeting a total of $2.08 in declared dividends per common share and distributions in respect of each Partnership exchangeable unit for 2020.
Although we do not have a formal dividend policy, our board of directors may, subject to compliance with the covenants contained under the agreements governing our debt and other considerations, determine to pay dividends in the future.
Issuer Purchases of Equity Securities
During 2019, Partnership received exchange notices representing 42,016,392 Partnership exchangeable units, including 22,623 during the fourth quarter of 2019. Pursuant to the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging the Partnership exchangeable units for the same number of our newly issued common shares. During 2018 and 2017, Partnership received exchange notices representing 10,185,333 and 9,286,480 Partnership exchangeable units, respectively. Partnership satisfied the exchange notices by repurchasing 10,000,000 and 5,000,000 Partnership exchangeable units for approximately $561 million and $330 million in cash during 2018 and 2017, respectively, and exchanging the remaining Partnership exchangeable units for the same number of our newly issued common shares. Pursuant to the terms of the partnership agreement, the purchase price for the Partnership exchangeable units was based on the weighted average trading price of our common shares on the NYSE for the 20 consecutive trading days ending on the last business day prior to the exchange date. Upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was automatically deemed cancelled concurrently with such exchange.

Stock Performance Graph
The following graph shows the Company’s cumulative shareholder returns over the period from December 31, 2014 to December 31, 2019. The graph depicts the total return to shareholders from December 31, 2014 through December 31, 2019, relative to the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s Restaurant Index, a peer group. The graph assumes an investment of $100 in the Company's common stock and each index on December 31, 2014 and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Restaurant Brands International (NYSE)	$100	$96	$122	$157	$134	$163
S&P 500 Index	$100	$99	$109	$130	$122	$157
S&P Restaurant Index	$100	$123	$123	$151	$164	$199

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
Selected Financial Data
The following tables present our selected historical consolidated financial data as of the dates and for each of the periods indicated. The selected historical financial data as of December 31, 2019 and December 31, 2018 and for 2019, 2018 and 2017 have been derived from our audited consolidated financial statements and notes thereto included in this report. The selected historical financial data as of December 31, 2017, December 31, 2016 and December 31, 2015 and for 2016 and 2015 have been derived from our audited consolidated financial statements and notes thereto, which are not included in this report.
Effective January 1, 2019, we adopted the new lease accounting standard ("New Lease Standard"). Our consolidated financial statements for 2019 reflect the application of the New Lease Standard, while our consolidated financial statements for periods prior to 2019 were prepared under the guidance of the previously applicable lease accounting standard. Effective January 1, 2018, we adopted the new revenue recognition accounting standard ("New Revenue Recognition Standard"). Our consolidated financial statements for 2019 and 2018 reflect the application of the New Revenue Recognition Standard, while our consolidated financial statements for periods prior to 2018 were prepared under the guidance of previously applicable accounting standards.
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

	2019	2018	2017(a)	2016	2015
	(In millions, except per share data)
Statement of Operations Data:
Revenues:
Sales	$2,362	$2,355	$2,390	$2,205	$2,169
Franchise and property revenues	3,241	3,002	2,186	1,941	1,883
Total revenues	5,603	5,357	4,576	4,146	4,052
Income from operations (b)	2,007	1,917	1,735	1,667	1,192
Net income (b)	1,111	1,144	1,235	956	512
Earnings per common share:
Basic (c)	$2.40	$2.46	$2.64	$1.48	$0.51
Diluted (c)	$2.37	$2.42	$2.54	$1.45	$0.50
Dividends per common share	$2.00	$1.80	$0.78	$0.62	$0.44
Other Financial Data:
Net cash provided by operating activities	$1,476	$1,165	$1,391	$1,250	$1,211
Net cash provided by (used for) investing activities	(30)	(44)	(858)	27	(62)
Net cash used for financing activities	(842)	(1,285)	(936)	(591)	(2,115)

	December 31,
	2019	2018	2017(a)	2016	2015
	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$1,533	$913	$1,097	$1,476	$792
Total assets	22,360	20,141	21,224	19,125	18,411
Total debt and finance lease obligations	12,148	12,140	12,123	8,723	8,722
Total liabilities	18,101	16,523	16,663	12,339	12,201
Redeemable preferred shares	—	—	—	3,297	3,297
Total equity	4,259	3,618	4,561	3,489	2,913

(a)
On March 27, 2017, we acquired PLK. Statement of operations data and other financial data includes PLK results from the acquisition date through December 31, 2017. Balance sheet data includes PLK data as of December 31, 2017.

(b)
Amount includes $31 million of Corporate restructuring and tax advisory fees and $6 million of Office centralization and relocation costs for 2019. Amount includes $10 million of PLK Transaction costs, $25 million of Corporate restructuring and tax advisory fees and $20 million of Office centralization and relocation costs for 2018. Amount includes $62 million of PLK Transaction costs and $2 million of Corporate restructuring and tax advisory fees for 2017. Amount includes $16 million of integration costs for 2016 in connection with the implementation of initiatives to integrate the back-office processes of TH and BK to enhance efficiencies. Amount includes $117 million of TH transaction and restructuring costs and $1 million of acquisition accounting impact on cost of sales for 2015.

(c)
The diluted earnings per share calculation assumes conversion of 100% of the Partnership exchangeable units under the “if converted” method. Accordingly, the numerator is also adjusted to include the earnings allocated to the holders of noncontrolling interests. For 2017, both basic and diluted earnings per share amount includes a $234 million gain on the redemption of the Company's redeemable preferred shares.

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

•
Unless otherwise stated, system-wide sales growth, system-wide sales and comparable sales are presented on a system-wide basis, which means they include franchise restaurants and Company restaurants. System-wide results are driven by our franchise restaurants, as approximately 100% of system-wide restaurants are franchised. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our royalty revenues are calculated based on a percentage of franchise sales.

•
Net restaurant growth refers to the net increase in restaurant count (openings, net of closures) over a trailing twelve month period, divided by the restaurant count at the beginning of the trailing twelve month period.

These metrics are important indicators of the overall direction of our business, including trends in sales and the effectiveness of each brand’s marketing, operations and growth initiatives.

The following table presents our operating metrics for each of the periods indicated, which have been derived from our internal records. The system-wide sales growth, system-wide sales, comparable sales and net restaurant growth presented for Popeyes are calculated using the historical information from Popeyes when it was under previous ownership for the periods prior to the acquisition date of March 27, 2017. Consequently, these metrics for Popeyes, as well as consolidated system-wide sales and consolidated net restaurant growth, may not necessarily reflect actual data as if Popeyes had been included in our results for the full year 2017. We evaluate our restaurants and assess our business based on these operating metrics. These metrics may differ from those used by other companies in our industry who may define these metrics differently.

	2019	2018	2017
System-wide sales growth
Tim Hortons	(0.3)%	2.4%	3.0%
Burger King	9.3%	8.9%	10.1%
Popeyes (a)	18.5%	8.9%	5.1%
Consolidated	8.3%	7.4%	7.9%
System-wide sales ($ in millions)
Tim Hortons	$6,716	$6,869	$6,717
Burger King	$22,921	$21,624	$20,075
Popeyes (a)	$4,397	$3,732	$3,512
Consolidated	$34,034	$32,225	$30,304
Comparable sales
Tim Hortons	(1.5)%	0.6%	(0.1)%
Burger King	3.4%	2.0%	3.1%
Popeyes (a)	12.1%	1.6%	(1.5)%
Net restaurant growth
Tim Hortons	1.8%	2.1%	2.9%
Burger King	5.9%	6.1%	6.5%
Popeyes (b)	6.9%	7.3%	6.1%
Consolidated	5.2%	5.5%	5.8%
System Restaurant count
Tim Hortons	4,932	4,846	4,748
Burger King	18,838	17,796	16,767
Popeyes	3,316	3,102	2,892
Consolidated	27,086	25,744	24,407

(a)
For 2017, PLK comparable sales, system-wide sales growth and system-wide sales are for the period from December 26, 2016 through December 31, 2017. Comparable sales and system-wide sales growth are calculated using the same period in the prior year (December 26, 2015 through December 31, 2016). Consequently, results for 2019 and 2018 may not be comparable to those of 2017.

(b)	For 2017, net restaurant growth is for the period from December 26, 2016 through December 31, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with Part II, Item 6 “Selected Financial Data” of our Annual Report for the year ended December 31, 2019 (our “Annual Report”) and our audited Consolidated Financial Statements and the related notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.
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
Overview
We are a Canadian corporation originally formed on August 25, 2014 to serve as the indirect holding company for Tim Hortons and its consolidated subsidiaries and for Burger King and its consolidated subsidiaries. On March 27, 2017, we acquired Popeyes Louisiana Kitchen, Inc. and its consolidated subsidiaries. We are one of the world’s largest quick service restaurant (“QSR”) companies with more than $34 billion in system-wide sales and over 27,000 restaurants in more than 100 countries and U.S. territories as of December 31, 2019. Our Tim Hortons®, Burger King®, and Popeyes® brands have similar franchise business models with complementary daypart mixes and product platforms. Our three iconic brands are managed independently while benefiting from global scale and sharing of best practices.
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

The most significant effects of this transition that affect comparability of our results of operations between 2019 and 2018 include the following:

•
Beginning on January 1, 2019, we record lease income and lease cost on a gross basis for lessee reimbursements of costs such as property taxes and maintenance when we are the lessor in the lease. Although there was no net impact to our consolidated statement of operations from this change, the presentation resulted in total increases to both franchise and property revenues and franchise and property expenses of $130 million ($85 million related to our TH segment, $43 million related to our BK segment and $2 million related to our PLK segment) during 2019, compared to 2018 and 2017, when such amounts were recorded on a net basis.

•
As described in Note 10, Leases, to the accompanying audited consolidated financial statements, the transition provisions of ASC 842 required the reclassification of favorable lease assets and unfavorable lease liabilities where we are the lessee in the underlying lease to the right-of-use (“ROU”) asset recorded for the underlying lease. As a result of this reclassification, the amortization period for certain favorable lease assets and unfavorable lease liabilities was reduced, resulting in a $5 million net increase in non-cash amortization expense during 2019 compared to 2018 and 2017. Favorable lease assets and unfavorable lease liabilities associated with leases where we are the lessor were not impacted by our transition to ASC 842.

Please refer to Note 10, Leases, to the accompanying audited consolidated financial statements for further details of the effects of this change in accounting principle.
Transition to New Revenue Recognition Accounting Standard
We transitioned to Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), effective January 1, 2018 using the modified retrospective method. Our consolidated financial statements for 2019 and 2018 reflect the application of ASC 606 guidance, while our consolidated financial statements for 2017 were prepared under the guidance of previously applicable accounting standards.
Tax Reform
In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revised the U.S. tax code generally effective January 1, 2018 by, among other changes, lowering the corporate income tax rate from 35% to 21%, limiting deductibility of interest expense and performance based incentive compensation and implementing a modified territorial tax system. As a Canadian entity, we generally would be classified as a foreign entity (and, therefore, a non-U.S. tax resident) under general rules of U.S. federal income taxation. However, we have subsidiaries subject to U.S. federal income taxation and therefore the Tax Act impacted our consolidated results of operations in 2019, 2018 and 2017, and is expected to continue to impact our consolidated results of operations in future periods.
The impacts to our consolidated statements of operations consist of the following (“Tax Act Impact”):

•
A provisional benefit of $420 million recorded in our provision from income taxes for 2017 and a final favorable adjustment of $9 million recorded for 2018, as a result of the remeasurement of net deferred tax liabilities.

•
Provisional charges of $103 million recorded in 2017 and a final favorable adjustment of $3 million recorded in 2018, related to certain deductions allowed to be carried forward before the Tax Act, which potentially may not be carried forward and deductible under the Tax Act.

•
A provisional estimate for a one-time transitional repatriation tax on unremitted foreign earnings (the “Transition Tax”) of $119 million recorded in 2017, most of which had been previously accrued with respect to certain undistributed foreign earnings, and a final favorable adjustment of $15 million (primarily related to utilization of foreign tax credits) recorded in 2018.

•
No adjustment to these charges and benefits was made in 2019. However, the provisions of the Tax Act are complex and likely will be the subject of further regulatory and administrative guidance, which we will evaluate as released and may require us to record an additional charge or benefit.

We recorded $31 million, $25 million and $2 million of costs during 2019, 2018 and 2017, respectively, which are classified as selling, general and administrative expenses in our consolidated statements of operations, arising primarily from professional advisory and consulting services associated with corporate restructuring initiatives related to the interpretation and implementation of the Tax Act (“Corporate restructuring and tax advisory fees”).
Popeyes Acquisition and PLK Transaction Costs
As described in Note 3 to the accompanying consolidated financial statements, on March 27, 2017, we completed the acquisition of Popeyes Louisiana Kitchen, Inc. (the "Popeyes Acquisition"). Our 2019 and 2018 consolidated statements of operations includes PLK revenues and segment income for a full fiscal year. Our 2017 consolidated statements of operations includes PLK revenues and segment income from March 28, 2017 through December 31, 2017.
In connection with the Popeyes Acquisition, we incurred certain non-recurring fees and expenses (“PLK Transaction costs”) totaling $10 million during 2018 and $62 million during 2017 consisting primarily of professional fees and compensation related expenses, all of which are classified as selling, general and administrative expenses in the consolidated statements of operations. We did not incur any PLK Transaction costs during 2019.
Office Centralization and Relocation Costs
In connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively, we incurred certain non-operational expenses (“Office centralization and relocation costs”) totaling $6 million during 2019 and $20 million during 2018 consisting primarily of moving costs, relocation-driven compensation expenses, and duplicate rent expenses during 2018, which are classified as selling, general and administrative expenses in the consolidated statement of operations. We do not expect to incur any additional Office centralization and relocation costs during 2020.

Results of Operations
Tabular amounts in millions of U.S. dollars unless noted otherwise. Segment income may not calculate exactly due to rounding.

				2019 vs. 2018			2018 vs. 2017
Consolidated	2019	2018	2017	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$2,362	$2,355	$2,390	$7	$(44)	$51	$(35)	$1	$(36)
Franchise and property revenues	3,241	3,002	2,186	239	(52)	291	816	(10)	826
Total revenues	5,603	5,357	4,576	246	(96)	342	781	(9)	790
Operating costs and expenses:
Cost of sales	1,813	1,818	1,850	5	34	(29)	32	—	32
Franchise and property expenses	540	422	478	(118)	7	(125)	56	—	56
Selling, general and administrative expenses	1,264	1,214	416	(50)	10	(60)	(798)	—	(798)
(Income) loss from equity method investments	(11)	(22)	(12)	(11)	(3)	(8)	10	—	10
Other operating expenses (income), net	(10)	8	109	18	(3)	21	101	(5)	106
Total operating costs and expenses	3,596	3,440	2,841	(156)	45	(201)	(599)	(5)	(594)
Income from operations	2,007	1,917	1,735	90	(51)	141	182	(14)	196
Interest expense, net	532	535	512	3	—	3	(23)	—	(23)
Loss on early extinguishment of debt	23	—	122	(23)	—	(23)	122	—	122
Income before income taxes	1,452	1,382	1,101	70	(51)	121	281	(14)	295
Income tax (benefit) expense	341	238	(134)	(103)	12	(115)	(372)	(12)	(360)
Net income	$1,111	$1,144	$1,235	$(33)	$(39)	$6	$(91)	$(26)	$(65)

(a)
We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

				2019 vs. 2018			2018 vs. 2017
TH Segment	2019	2018	2017	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$2,204	$2,201	$2,229	$3	$(44)	$47	$(28)	$1	$(29)
Franchise and property revenues	1,140	1,091	926	49	(22)	71	165	(2)	167
Total revenues	3,344	3,292	3,155	52	(66)	118	137	(1)	138
Cost of sales	1,677	1,688	1,707	11	34	(23)	19	—	19
Franchise and property expenses	358	279	336	(79)	6	(85)	57	1	56
Segment SG&A	309	314	91	5	6	(1)	(223)	—	(223)
Segment depreciation and amortization (b)	106	102	103	(4)	2	(6)	1	1	—
Segment income (c)	1,122	1,127	1,136	(5)	(22)	17	(9)	(1)	(8)

(b)	Segment depreciation and amortization consists of depreciation and amortization included in cost of sales and franchise and property expenses.

(c)	TH segment income includes $16 million, $15 million and $13 million of cash distributions received from equity method investments for 2019, 2018 and 2017, respectively.

				2019 vs. 2018			2018 vs. 2017
BK Segment	2019	2018	2017	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$76	$75	$94	$1	$—	$1	$(19)	$—	$(19)
Franchise and property revenues	1,701	1,576	1,125	125	(30)	155	451	(7)	458
Total revenues	1,777	1,651	1,219	126	(30)	156	432	(7)	439
Cost of sales	71	67	86	(4)	—	(4)	19	—	19
Franchise and property expenses	168	131	135	(37)	1	(38)	4	(1)	5
Segment SG&A	600	577	143	(23)	3	(26)	(434)	(2)	(432)
Segment depreciation and amortization (b)	49	48	47	(1)	—	(1)	(1)	(1)	—
Segment income (d)	994	928	903	66	(26)	92	25	(9)	34

(d)	BK segment income includes $6 million, $5 million and $1 million of cash distributions received from equity method investments for 2019, 2018 and 2017, respectively.

				2019 vs. 2018			2018 vs. 2017
PLK Segment	2019	2018	2017 (e)	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$82	$79	$67	$3	$—	$3	$12	$—	$12
Franchise and property revenues	400	335	135	65	(1)	66	200	(1)	201
Total revenues	482	414	202	68	(1)	69	212	(1)	213
Cost of sales	65	63	57	(2)	—	(2)	(6)	—	(6)
Franchise and property expenses	14	12	7	(2)	—	(2)	(5)	—	(5)
Segment SG&A	225	193	40	(32)	—	(32)	(153)	—	(153)
Segment depreciation and amortization (b)	11	10	9	(1)	—	(1)	(1)	—	(1)
Segment income	188	157	107	31	(1)	32	50	(1)	51

(e)	PLK revenues and segment income from the acquisition date of March 27, 2017 through December 31, 2017 are included in our consolidated statement of operations for 2017.
Comparable Sales
TH comparable sales were (1.5)% during 2019, including Canada comparable sales of (1.4)%.
BK comparable sales were 3.4% during 2019, including U.S. comparable sales of 1.7%.
PLK comparable sales were 12.1% during 2019, including U.S. comparable sales of 13.0%.

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
During 2019, the increase in sales was driven by an increase of $47 million in our TH segment, primarily as a result of an increase in supply chain sales, an increase of $3 million in our PLK segment and an increase of $1 million in our BK segment, partially offset by an unfavorable FX Impact of $44 million.
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
During 2019, the decrease in cost of sales was driven primarily by a $34 million favorable FX Impact, partially offset by an increase of $23 million in our TH segment, an increase of $4 million in our BK segment and an increase of $2 million in our PLK segment. The increase in our TH segment was driven primarily by an increase in supply chain cost of sales due to the increase in supply chain sales.
During 2018, the decrease in cost of sales was driven primarily by a decrease of $19 million in each of our TH and BK segments, partially offset by an increase of $6 million in our PLK segment, primarily as a result of including PLK for a full year in 2018 compared to nine months in 2017. The decrease in our TH segment was primarily due to a decrease of $41 million in Company restaurant cost of sales, primarily from the conversion of Restaurant VIEs to franchise restaurants, partially offset by an increase of $22 million in supply chain cost of sales. The increase in supply chain cost of sales was primarily due to the reclassification of costs from the sales of equipment packages from franchise and property expenses to costs of sales beginning January 1, 2018, partially offset by a decrease in costs in connection with the non-recurrence of the roll-out of espresso equipment in 2017. The decrease in our BK segment was due to Company restaurant refranchisings in prior periods.
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
During 2019, the increase in franchise and property revenues was driven by an increase of $155 million in our BK segment, an increase of $71 million in our TH segment, and an increase of $66 million in our PLK segment, partially offset by a $52 million unfavorable FX Impact. The increases in our BK and PLK segments were primarily driven by increases in royalties as a result of system-wide sales growth. Additionally, the increase in franchise and property revenues in all of our segments during 2019 reflected the gross recognition of property income from lessee reimbursements of costs such as property taxes and maintenance when we are the lessor in the lease as a result of the application of ASC 842 beginning January 1, 2019.
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
During 2019, the increase in franchise and property expenses was driven by an increase of $85 million in our TH segment, an increase of $38 million in our BK segment, and an increase of $2 million in our PLK segment, partially offset by a $7 million favorable FX Impact. The increase in all of our segments during 2019 was driven by the gross recognition of property expenses for costs such as property taxes and maintenance paid by us and reimbursed by lessees when we are the lessor in the lease as a result of the application of ASC 842 beginning January 1, 2019.
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
Selling, General and Administrative Expenses
Our selling, general and administrative expenses were comprised of the following:

				2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$	%	$	%
				Favorable / (Unfavorable)
TH Segment SG&A	$309	$314	$91	$5	1.6%	$(223)	NM
BK Segment SG&A	600	577	143	(23)	(4.0)%	(434)	NM
PLK Segment SG&A	225	193	40	(32)	(16.6)%	(153)	NM
Share-based compensation and non-cash incentive compensation expense	74	55	55	(19)	(34.5)%	—	—%
Depreciation and amortization	19	20	23	1	5.0%	3	13.0%
PLK Transaction costs	—	10	62	10	100.0%	52	83.9%
Corporate restructuring and tax advisory fees	31	25	2	(6)	NM	(23)	NM
Office centralization and relocation costs	6	20	—	14	NM	(20)	NM
Selling, general and administrative expenses	$1,264	$1,214	$416	$(50)	(4.1)%	$(798)	NM
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
During 2019, the increase in Segment SG&A in our BK and PLK segments is primarily due to an increase in advertising fund expenses.
During 2018, TH, BK and PLK Segment SG&A increased primarily due to the inclusion of advertising fund expenses from the application of ASC 606 beginning January 1, 2018.

During 2019, the increase in share-based compensation and non-cash incentive compensation expense was primarily due to an increase in the number of equity awards granted during 2019.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees, and basis difference amortization.
The change in (income) loss from equity method investments during 2019 was primarily driven by the recognition of a $20 million non-cash dilution gain during 2018 on the initial public offering by one of our equity method investees, partially offset by an $11 million non-cash dilution gain during 2019 from the issuance of additional shares in connection with a merger by one of our equity method investees.
The change in (income) loss from equity method investments during 2018 was primarily driven by the recognition of a $20 million non-cash dilution gain during 2018 (described above), partially offset by an increase in equity method investment net losses that we recognized during 2018.
Other Operating Expenses (Income), net
Our other operating expenses (income), net were comprised of the following:

	2019	2018	2017
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$7	$19	$29
Litigation settlements and reserves, net	2	11	2
Net losses (gains) on foreign exchange	(15)	(33)	77
Other, net	(4)	11	1
Other operating expenses (income), net	$(10)	$8	$109
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
Interest Expense, net

	2019	2018	2017
Interest expense, net	$532	$535	$512
Weighted average interest rate on long-term debt	5.0%	5.0%	4.8%
Interest expense, net for 2019 was consistent with 2018.
During 2018, interest expense, net increased primarily due to higher outstanding debt from the incurrence of incremental term loans and the issuance of senior notes during 2017 and a decrease in interest income, partially offset by a $60 million benefit during 2018 related to the amortization of amounts other than currency movements of our net investment hedges, which is excluded from the accounting hedge.
Loss on Early Extinguishment of Debt
During 2019, we redeemed the entire outstanding principal balance of $1,250 million of 4.625% first lien secured notes due January 15, 2022, made partial principal amount prepayments of our existing senior secured term loan and refinanced our existing senior secured term loan. In connection with these transactions, we recorded a loss on early extinguishment of debt of $23 million that primarily reflects the write-off of unamortized debt issuance costs and discounts and fees incurred.
During 2017, we recorded a $122 million loss on early extinguishment of debt which primarily reflects the payment of premiums to fully redeem our second lien notes and the write-off of unamortized debt issuance costs and discounts in connection with the refinancing of our Term Loan Facility.
Income Tax Expense
Our effective tax rate was 23.5% in 2019 and 17.2% in 2018. The effective tax rate was reduced by 2.2% and 5.0% for 2019 and 2018, respectively, as a result of benefits from stock option exercises. The comparison between 2019 and 2018 was also unfavorably impacted by 2018 reserve releases and settlements, which reduced the 2018 effective tax rate by a net 2.8%. Additionally, the effective tax rate for 2019 increased by 1.1% due to the impact of an increase in our tax provision related to revaluing our Swiss net deferred tax liability due to Swiss tax reform. In 2019, the beneficial impact of internal financing arrangements in various jurisdictions was offset by an increase in the provision for unrecognized tax benefits related to a financing arrangement that is not applicable to ongoing operations.
The change in our effective income tax rate to 17.2% in 2018 from (12.1)% in 2017 is primarily due to the impact of certain aspects of the Tax Act, realignment of certain intercompany financings and changes in foreign currency exchange rates, partially offset by the release of a valuation allowance related to use of capital losses.
Net Income
We reported net income of $1,111 million for 2019 compared to net income of $1,144 million for 2018. The decrease in net income is primarily due to a $103 million increase in income tax expense, a $23 million loss on early extinguishment of debt in the current year, a $19 million increase in share-based compensation and non-cash incentive compensation expense, a $14 million unfavorable change from the impact of equity method investments, a $6 million increase in Corporate restructuring and tax advisory fees, and a $5 million decrease in TH segment income. These factors were partially offset by a $66 million increase in BK segment income, a $31 million increase in PLK segment income, an $18 million favorable change in the results from other operating expenses (income), net, a $14 million decrease in Office centralization and relocation costs and the non-recurrence of $10 million of PLK Transaction costs incurred in the prior period. Amounts above include a total unfavorable FX Impact to net income of $39 million.
We reported net income of $1,144 million for 2018 compared to net income of $1,235 million for 2017. The decrease in net income is primarily due to a $372 million increase in income tax expense, a $23 million increase in interest expense, net, a $23 million increase in Corporate restructuring and tax advisory fees, the inclusion of $20 million of Office centralization and relocation costs, and a $9 million decrease in TH segment income. These factors were partially offset by the non-recurrence of $122 million of loss on early extinguishment of debt recognized in the prior period, a $101 million favorable change in results from other operating expenses (income), net, a $52 million decrease in PLK Transaction costs, a $50 million increase in PLK segment income, primarily as a result of including PLK for a full year in 2018 compared to nine months in 2017, and a $25 million increase in BK segment income. Amounts above include a total unfavorable FX Impact to net income of $26 million.
Non-GAAP Reconciliations
The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. These non-GAAP measures do not have a standardized meaning under U.S. GAAP and may differ from similar captioned measures of other companies in our industry. We believe that these non-GAAP measures are useful to investors in assessing our operating performance, as it provides them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing these non-GAAP measures, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. EBITDA is defined as earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax (benefit) expense, and depreciation and amortization and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA excluding the non-cash impact of share-based compensation and non-cash incentive compensation expense and (income) loss from equity method investments, net of cash distributions received from equity method investments, as well as other operating expenses (income), net. Other specifically identified costs associated with non-recurring projects are also excluded from Adjusted EBITDA, including PLK Transaction costs, Corporate restructuring and tax advisory fees, and Office centralization and relocation costs. Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of operating performance or the performance of an acquired business. Adjusted EBITDA, as defined above, also represents our measure of segment income for each of our three operating segments.

	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
				Favorable / (Unfavorable)
Segment income:
TH	$1,122	$1,127	$1,136	$(5)	$(9)
BK	994	928	903	66	25
PLK	188	157	107	31	50
Adjusted EBITDA	2,304	2,212	2,146	92	66
Share-based compensation and non-cash incentive compensation expense	74	55	55	(19)	—
PLK Transaction costs	—	10	62	10	52
Corporate restructuring and tax advisory fees	31	25	2	(6)	(23)
Office centralization and relocation costs	6	20	—	14	(20)
Impact of equity method investments (a)	11	(3)	1	(14)	4
Other operating expenses (income), net	(10)	8	109	18	101
EBITDA	2,192	2,097	1,917	95	180
Depreciation and amortization	185	180	182	(5)	2
Income from operations	2,007	1,917	1,735	90	182
Interest expense, net	532	535	512	3	(23)
Loss on early extinguishment of debt	23	—	122	(23)	122
Income tax (benefit) expense	341	238	(134)	(103)	(372)
Net income	$1,111	$1,144	$1,235	$(33)	$(91)

(a)
Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Segment income is affected by the application of ASC 606 beginning January 1, 2018, including the deferral of initial and renewal franchise fees and the timing of advertising fund related revenues and expenses. The increase in Adjusted EBITDA for 2019 and 2018 reflects the increases in segment income in our BK and PLK segments, partially offset by decreases in our TH segment. The increase in PLK segment for 2018 is primarily a result of including PLK for a full year in 2018 compared to nine months in 2017.
The increase in EBITDA for 2019 is primarily due to an increase in segment income in our BK and PLK segments, favorable results from other operating expenses (income), net in the current period, a decrease in office centralization and relocation costs, and the non-recurrence of PLK Transaction costs, partially offset by an increase in share-based compensation and non-cash incentive compensation expense, unfavorable results from the impact of equity method investments, an increase in Corporate restructuring and tax advisory fees, and a decrease in segment income in our TH segment.
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
At December 31, 2019, we had cash and cash equivalents of $1,533 million and working capital of $493 million. In addition, at December 31, 2019, we had borrowing availability of $998 million under our Revolving Credit Facility (defined below). During 2019, we issued $750 million of 3.875% first lien senior notes and the net proceeds, as well as proceeds received from the Term Loan A (defined below), were used to redeem the entire outstanding principal balance of $1,250 million of our 2015 4.625% Senior Notes (defined below) and prepay $235 million of the Term Loan B (defined below) outstanding aggregate principal balance. Also, in connection with these transactions, the aggregate principal amount of the commitments under our Revolving Credit Facility (defined below) were increased to $1,000 million. Additionally, during 2019, we issued $750 million of 4.375% second lien senior notes and the net proceeds were used to repay $720 million of the Term Loan B outstanding aggregate principal balance. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
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
Prior to the Tax Act, we provided deferred taxes on certain undistributed foreign earnings. Under our transition to a modified territorial tax system whereby all previously untaxed undistributed foreign earnings were subject to a transition tax charge at reduced rates and future repatriations of foreign earnings generally will be exempt from U.S. tax, we wrote off the existing deferred tax liability on undistributed foreign earnings and recorded the impact of the new transition tax charge on foreign earnings during the fourth quarter of 2017. We will continue to monitor available evidence and our plans for foreign earnings and expect to continue to provide any applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of amounts not considered permanently reinvested.
Debt Instruments and Debt Service Requirements
As of December 31, 2019, our long-term debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our 2017 4.25% Senior Notes, 2019 3.875% Senior Notes, 2017 5.00% Senior Notes, 2019 4.375% Senior Notes and TH Facility (each as defined below), and obligations under finance leases. For further information about our long-term debt, see Note 9 to the accompanying consolidated financial statements included in Part II, Item 8 "Financial Statements and Supplementary Data" of our Annual Report.
Credit Facilities
On September 6, 2019, two of our subsidiaries (the "Borrowers") entered into a fourth incremental facility amendment (the "Fourth Incremental Amendment") to the credit agreement governing our senior secured term loan facilities (the "Term Loan Facilities") and our senior secured revolving credit facility (including revolving loans, swingline loans and letters of credit) (the "Revolving Credit Facility" and together with the Term Loan Facilities, the "Credit Facilities"). Under the Fourth Incremental Amendment, (i) we obtained a new term loan in the aggregate principal amount of $750 million (the "Term Loan A") with a maturity date of October 7, 2024 (subject to earlier maturity in specified circumstances), (ii) the interest rate applicable to the Term Loan A and Revolving Credit Facility is, at our option, either (a) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (b) a Eurocurrency rate, subject to a floor of 0.00%, plus an applicable margin varying between 0.75% and 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid, (iii) the aggregate principal amount of the commitments under our Revolving Credit Facility was increased to $1,000 million, (iv) the maturity date of the Revolving Credit Facility was extended from October 13, 2022 to October 7, 2024 (subject to earlier maturity in specified circumstances), and (v) the commitment fee on the unused portion of the Revolving Credit Facility was decreased from 0.25% to 0.15%. The principal amount of the Term Loan A amortizes in quarterly installments equal to $5 million until October 7, 2022 and thereafter in quarterly installments equal to $9 million until maturity, with the balance payable at maturity. The Term Loan A will require compliance with a net first lien leverage ratio (described below). Except as described herein, the Fourth Incremental Amendment did not materially change the terms of the Credit Facilities.
Prior to obtaining the Term Loan A, our Credit Facilities included only one senior secured term loan facility (the "Term Loan B"). In September 2019, we voluntarily prepaid $235 million principal amount of our Term Loan B.
On November 19, 2019, the Borrowers entered into a fourth amendment (the "Fourth Amendment") to the credit agreement governing our Credit Facilities. Under the Fourth Amendment, (i) the outstanding aggregate principal amount under our Term Loan B was decreased to $5,350 million as a result of a repayment of $720 million from a portion of the net proceeds of the 2019 4.375% Senior Notes (defined below), (ii) the interest rate applicable to our Term Loan B was reduced to, at our option, either (a) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75%, or (b) a Eurocurrency rate, subject to a floor of 0.00%, plus an applicable margin of 1.75%, and (iii) the maturity date of our Term Loan B was extended from February 17, 2024 to November 19, 2026. The principal amount of the Term Loan B amortizes in quarterly installments equal to $13 million until maturity, with the balance payable at maturity. Except as described herein, the Fourth Amendment did not materially change the terms of the Credit Facilities.
As of December 31, 2019, there was $6,100 million outstanding principal amount under the Term Loan Facilities with a weighted average interest rate of 3.49%. Based on the amounts outstanding under the Term Loan Facilities and LIBOR as of December 31, 2019, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $215 million in interest payments and $72 million in principal payments. In addition, based on LIBOR as of December 31, 2019, net cash settlements that we expect to pay on our $4,000 million interest rate swaps are estimated to be approximately $23 million for the next twelve months. The Term Loan A matures on October 7, 2024 and the Term Loan B matures on November 19, 2026, and we may prepay the Term Loan Facilities in whole or in part at any time. Additionally, subject to certain exceptions, the Term Loan Facilities may be subject to mandatory prepayments using (i) proceeds from non-ordinary course asset dispositions, (ii) proceeds from certain incurrences of debt or (iii) a portion of our annual excess cash flows based upon certain leverage ratios.
As of December 31, 2019, we had no amounts outstanding under the Revolving Credit Facility, had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $998 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. We are also required to pay (i) letters of credit fees on the aggregate face amounts of outstanding letters of credit plus a fronting fee to the issuing bank and (ii) administration fees. Under the Fourth Incremental Amendment, the interest rate applicable to amounts drawn under each letter of credit decreased from a range of 1.25% to 2.00% to a range of 0.75% to 1.50%, depending on our net first lien leverage ratio.
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
On November 19, 2019, the Borrowers entered into an indenture (the "2019 4.375% Senior Notes Indenture" and together with the above indentures the "Senior Notes Indentures") in connection with the issuance of $750 million of 4.375% second lien senior notes due January 15, 2028 (the "2019 4.375% Senior Notes"). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 2019 4.375% Senior Notes, together with cash on hand, were used to repay $720 million of Term Loan B outstanding aggregate principal balance and to pay related fees and expenses in connection with the Fourth Amendment.
The Borrowers may redeem a series of Senior Notes, in whole or in part, at any time prior to May 15, 2020 for the 2017 4.25% Senior Notes, September 15, 2022 for the 2019 3.875% Senior Notes, October 15, 2020 for the 2017 5.00% Senior Notes, and November 15, 2022 for the 2019 4.375% Senior Notes, at a price equal to 100% of the principal amount redeemed plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, the Borrowers may redeem, in whole or in part, the 2017 4.25% Senior Notes, 2019 3.875% Senior Notes, 2017 5.00% Senior Notes, and 2019 4.375% Senior Notes on or after the applicable date noted above, at the redemption prices set forth in the applicable Senior Notes Indenture. The Senior Notes Indentures also contain redemption provisions related to tender offers, change of control and equity offerings, among others.
Based on the amounts outstanding at December 31, 2019, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $266 million in interest payments.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million (increased from C$100 million during 2019) with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by three of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of December 31, 2019, we had outstanding C$100 million under the TH Facility with a weighted average interest rate of 3.45% and we are permitted to draw down on the TH Facility until May 23, 2020.
Restrictions and Covenants
Our Credit Facilities and the Senior Notes Indentures contain a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability and the ability of certain of our subsidiaries to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make investments, loans and advances; pay or modify the terms of certain indebtedness; and engage in certain transactions with affiliates. In addition, under the Credit Facilities, the Borrowers are not permitted to exceed a net first lien senior secured leverage ratio of 6.50 to 1.00 when, as of the end of any fiscal quarter beginning with the first quarter of 2020, any amounts are outstanding under the Term Loan A and/or outstanding revolving loans, swingline loans and certain letters of credit exceed 30.0% of the commitments under the Revolving Credit Facility.
The restrictions under the Credit Facilities and the Senior Notes Indentures have resulted in substantially all of our consolidated assets being restricted.
As of December 31, 2019, we were in compliance with applicable debt covenants under the Credit Facilities, the TH Facility, and the Senior Notes Indentures, and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility and TH Facility.
Cash Dividends
On January 3, 2020, we paid a dividend of $0.50 per common share and Partnership made a distribution in respect of each Partnership exchangeable unit in the amount of $0.50 per Partnership exchangeable unit.
On February 10, 2020, we announced that the board of directors had declared a quarterly cash dividend of $0.52 per common share for the first quarter of 2020, payable on April 3, 2020 to common shareholders of record on March 16, 2020.

Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.52 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
We are targeting a total of $2.08 in declared dividends per common share and distributions in respect of each Partnership exchangeable unit for 2020.
Because we are a holding company, our ability to pay cash dividends on our common shares may be limited by restrictions under our debt agreements. Although we do not have a formal dividend policy, our board of directors may, subject to compliance with the covenants contained in our debt agreements and other considerations, determine to pay dividends in the future.
Outstanding Security Data
As of February 10, 2020, we had outstanding 298,425,192 common shares and one special voting share. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of the Company, holders of our common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and our outstanding equity awards, see Note 15 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.
There were 165,372,429 Partnership exchangeable units outstanding as of February 10, 2020. Since December 12, 2015, the holders of Partnership exchangeable units have had the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership to determine to settle any such exchange for a cash payment in lieu of our common shares.
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $1,476 million in 2019, compared to $1,165 million in 2018. The increase in cash provided by operating activities was driven by a decrease in income tax payments, primarily due to the 2018 payment of accrued income taxes related to the December 2017 redemption of preferred shares, an increase in BK and PLK segment income and a decrease in cash used for working capital. These factors were partially offset by an increase in interest payments and a decrease in TH segment income.
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
Investing Activities
Cash used for investing activities was $30 million in 2019, compared to $44 million in 2018. The change in investing activities was driven primarily by a decrease in capital expenditures.
Cash used for investing activities was $44 million in 2018, compared to $858 million in 2017. The change in investing activities was driven primarily by net cash used for the Popeyes Acquisition during 2017, partially offset by proceeds from the settlement of derivatives in 2017 and an increase in capital expenditures during 2018.

Financing Activities
Cash used for financing activities was $842 million in 2019, compared to $1,285 million in 2018. The change in financing activities was driven primarily by proceeds from the Term Loan A and the issuances of the 2019 3.875% Senior Notes and the 2019 4.375% Senior Notes during 2019, an increase in proceeds from stock option exercises, proceeds from derivatives and the non-recurrence of the 2018 payments in connection with the December 2017 redemption of preferred shares. These factors were partially offset by the redemption of the 2015 4.625% Senior Notes during 2019, Term Loan B prepayments and refinancing during 2019, an increase in RBI common share dividends and distributions on Partnership exchangeable units and payment of financing costs.
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
Contractual Obligations and Commitments
Our significant contractual obligations and commitments as of December 31, 2019 are shown in the following table.

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Credit Facilities, including interest (a)	$7,474	$289	$575	$1,422	$5,188
Senior Notes, including interest	7,387	266	531	4,964	1,626
Other long-term debt	91	4	12	75	—
Operating lease obligations (b)	1,760	204	371	313	872
Purchase commitments (c)	659	612	43	4	—
Finance lease obligations	462	46	88	79	249
Total	$17,833	$1,421	$1,620	$6,857	$7,935

(a)	We have estimated our interest payments through the maturity of our Credit Facilities based on the one-month LIBOR as of December 31, 2019.

(b)	Operating lease payment obligations have not been reduced by the amount of payments due in the future under subleases.

(c)	Includes open purchase orders, as well as commitments to purchase certain food ingredients and advertising expenditures, and obligations related to information technology and service agreements.
We have not included in the contractual obligations table approximately $598 million of gross liabilities for unrecognized tax benefits relating to various tax positions we have taken. These liabilities may increase or decrease over time primarily as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. For additional information on unrecognized tax benefits, see Note 11 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.
Other Commercial Commitments and Off-Balance Sheet Arrangements
From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of December 31, 2019, no material amounts are outstanding under these guarantees.

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
We consider our critical accounting policies and estimates to be as follows based on the high degree of judgment or complexity in their application:
Goodwill and Intangible Assets Not Subject to Amortization
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in acquisitions. Our indefinite-lived intangible assets consist of the Tim Hortons brand, the Burger King brand, and the Popeyes brand (each a “Brand” and together, the “Brands”). Goodwill and the Brands are tested for impairment at least annually as of October 1 of each year and more often if an event occurs or circumstances change, which indicate impairment might exist. Our annual impairment tests of goodwill and the Brands may be completed through qualitative assessments. We may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test, for any reporting unit or Brand, in any period. We can resume the qualitative assessment for any reporting unit or Brand in any subsequent period.
Under a qualitative approach, our impairment review for goodwill consists of an assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. If we elect to bypass the qualitative assessment for any reporting units, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of a reporting unit exceeds its fair value, we perform a quantitative goodwill impairment test that requires us to estimate the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying amount, we will measure any goodwill impairment loss as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. We use an income approach and a market approach, when available, to estimate a reporting unit’s fair value, which discounts the reporting unit’s projected cash flows using a discount rate we determine from a market participant's perspective under the income approach or utilizing similar publicly traded companies as guidelines for determining fair value under the market approach. We make significant assumptions when estimating a reporting unit’s projected cash flows, including revenue, driven primarily by net restaurant growth, comparable sales growth and average royalty rates, general and administrative expenses, capital expenditures and income tax rates.
Under a qualitative approach, our impairment review for the Brands consists of an assessment of whether it is more-likely-than-not that a Brand’s fair value is less than its carrying amount. If we elect to bypass the qualitative assessment for any of our Brands, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of a Brand exceeds its fair value, we estimate the fair value of the Brand and compare it to its carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized in an amount equal to that excess. We use an income approach to estimate a Brand’s fair value, which discounts the projected Brand-related cash flows using a discount rate we determine from a market participant's perspective. We make significant assumptions when estimating Brand-related cash flows, including system-wide sales, driven by net restaurant growth and comparable sales growth, average royalty rates, brand maintenance costs and income tax rates.
We completed our impairment reviews for goodwill and the Brands as of October 1, 2019, 2018 and 2017 and no impairment resulted. The estimates and assumptions we use to estimate fair values when performing quantitative assessments are highly subjective judgments based on our experience and knowledge of our operations. Significant changes in the assumptions used in our analysis could result in an impairment charge related to goodwill or the Brands. Circumstances that could result in changes to future estimates and assumptions include, but are not limited to, expectations of lower system-wide sales growth, which can be caused by a variety of factors, increases in income tax rates and increases in discount rates.

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
During 2017, we recorded provisional estimates for the income tax effects of the Tax Act in accordance with SAB 118, which established a one-year measurement period where a provisional amount could be subject to adjustment. We finalized these provisional estimates during 2018 and reflected such refinements as discrete items along with the 2018 income tax effects of the Tax Act based on applicable regulations and guidance issued to date. No further adjustments to the charges were made in 2019. Given the complexity of the changes in the tax law resulting from the Tax Act, further regulations and guidance are expected to be issued by applicable authorities (e.g., Treasury, IRS, state taxing authorities) subsequent to the date of filing. Accordingly, it is possible that the amounts recorded may be impacted by such future developments. Any adjustments to the amounts recorded will be reflected as discrete items in the provision for income taxes in the period in which those adjustments become reasonably estimable.
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
We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. We have entered into cross-currency rate swaps to hedge a portion of our net investment in such foreign operations against adverse movements in foreign currency exchange rates. We designated cross-currency rate swaps with a notional value of $5,000 million between Canadian dollar and U.S. dollar and cross-currency rate swaps with a notional value of $2,100 million between the Euro and U.S. dollar, as net investment hedges of a portion of our equity in foreign operations in those currencies. The fair value of the cross-currency rate swaps is calculated each period with changes in the fair value of these instruments reported in AOCI to economically offset the change in the value of the net investment in these designated foreign operations driven by changes in foreign currency exchange rates. The net fair value of these derivative instruments was a liability of $144 million as of December 31, 2019. The net unrealized losses, net of tax, related to these derivative instruments included in AOCI totaled $122 million as of December 31, 2019. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
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

During 2019, income from operations would have decreased or increased approximately $119 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volumes. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.
Interest Rate Risk
We are exposed to changes in interest rates related to our Term Loan Facilities and Revolving Credit Facility, which bear interest at LIBOR plus a spread, subject to a LIBOR floor. Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in LIBOR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps. We account for these derivatives as cash flow hedges, and as such, the unrealized changes in market value are recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. At December 31, 2019, we had a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on $4,000 million of our Term Loan Facilities. The total notional value of these interest rate swaps is $4,000 million, of which $3,500 million expire on November 19, 2026 and $500 million expire on September 30, 2026.
Based on the portion of our variable rate debt balance in excess of the notional amount of the interest rate swaps and LIBOR as of December 31, 2019, a hypothetical 1.00% increase in LIBOR would increase our annual interest expense by approximately $21 million.
There is currently uncertainty about whether LIBOR will continue to exist after 2021. The discontinuation of LIBOR after 2021 and the replacement with an alternative reference rate may adversely impact interest rates and our interest expense could increase.
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
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation did not have a material impact on our operations in 2019, 2018 or 2017. However, severe increases in inflation could affect the global, Canadian and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. If several of the various costs in our business experience inflation at the same time, such as commodity price increases beyond our ability to control and increased labor costs, we and our franchisees may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.

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
Offers for Units or Shares
The partnership agreement contains provisions to the effect that if a take-over bid is made for all of the outstanding Partnership exchangeable units and not less than 90% of the Partnership exchangeable units (other than units of Partnership held at the date of the take-over bid by or on behalf of the offeror or its associates, affiliates or persons acting jointly or in concert with the offeror) are taken up and paid for by the offeror, the offeror will be entitled to acquire the Partnership exchangeable units held by unitholders who did not accept the offer on the terms offered by the offeror. The partnership agreement further provides that for so long as Partnership exchangeable units remain outstanding, (i) we will not propose or recommend a formal bid for our common shares, and no such bid will be effected with the consent or approval of our board of directors, unless holders of Partnership exchangeable units are entitled to participate in the bid to the same extent and on an equitably equivalent basis as the holders of our common shares, and (ii) we will not propose or recommend a formal bid for Partnership exchangeable units, and no such bid will be effected with the consent or approval of our board of directors, unless holders of the Company’s common shares are entitled to participate in the bid to the same extent and on an equitably equivalent basis as the holders of Partnership exchangeable units. Canadian securities regulatory authorities may intervene in the public interest (either on application by an interested party or by staff of a Canadian securities regulatory authority) to prevent an offer to holders of our common shares, Preferred Shares or Partnership exchangeable units being made or completed where such offer is abusive of the holders of one of those security classes that are not subject to that offer.
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

Mandatory Exchange
Partnership may cause a mandatory exchange of the outstanding Partnership exchangeable units into our common shares in the event that (1) at any time there remain outstanding fewer than 5% of the number of Partnership exchangeable units outstanding as of the effective time of the Merger (other than Partnership exchangeable units held by us and our subsidiaries and as such number of Partnership exchangeable units may be adjusted in accordance with the partnership agreement); (2) any one of the following occurs: (i) any person, firm or corporation acquires directly or indirectly any voting security of the Company and immediately after such acquisition, the acquirer has voting securities representing more than 50% of the total voting power of all the then outstanding voting securities of the Company on a fully diluted basis, (ii) our shareholders shall approve a merger, consolidation, recapitalization or reorganization of the Company, other than any transaction which would result in the holders of outstanding voting securities of the Company immediately prior to such transaction having at least a majority of the total voting power represented by the voting securities of the surviving entity outstanding immediately after such transaction, with the voting power of each such continuing holder relative to other continuing holders not being altered substantially in the transaction; or (iii) our shareholders shall approve a plan of complete liquidation of the Company or an agreement for the sale or disposition of the Company of all or substantially all of the our assets, provided that, in each case, we, in our capacity as the general partner of Partnership, determine, in good faith and in our sole discretion, that such transaction involves a bona fide third-party and is not for the primary purpose of causing the exchange of the Partnership exchangeable units in connection with such transaction; or (3) a matter arises in respect of which applicable law provides holders of Partnership exchangeable units with a vote as holders of units of Partnership in order to approve or disapprove, as applicable, any change to, or in the rights of the holders of, the Partnership exchangeable units, where the approval or disapproval, as applicable, of such change would be required to maintain the economic equivalence of the Partnership exchangeable units and our common shares, and the holders of the Partnership exchangeable units fail to take the necessary action at a meeting or other vote of holders of Partnership exchangeable units to approve or disapprove, as applicable, such matter in order to maintain economic equivalence of the Partnership exchangeable units and our common shares.

Special Note Regarding Forward-Looking Statements
Certain information contained in our Annual Report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of the Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) our ability to become one of the most efficient franchised QSR operators in the world; (ii) the benefits of our fully franchised business model; (iii) the domestic and international growth opportunities for the Tim Hortons, Burger King and Popeyes brands, both in existing and new markets; (iv) our ability to accelerate international development through joint venture structures and master franchise and development agreements and the impact on future growth and profitability of our brands; (v) our continued use of joint ventures structures and master franchise and development agreements in connection with our domestic and international expansion; (vi) the impact of our strategies on the growth of our Tim Hortons, Burger King and Popeyes brands and our profitability; (vii) our commitment to technology and innovation and our plans and strategies with respect to our information systems and technology offerings and investments; (viii) the correlation between our sales, guest traffic and profitability to consumer discretionary spending and the factors that influence spending; (ix) our ability to drive traffic, expand our customer base and allow restaurants to expand into new dayparts through new product innovation; (x) the benefits accrued from sharing and leveraging best practices among our Tim Hortons, Burger King and Popeyes brands; (xi) the drivers of the long-term success for and competitive position of each of our brands as well as increased sales and profitability of our franchisees; (xii) the impact of our cost management initiatives at each of our brands; (xiii) the continued use of certain franchise incentives and their impact on our financial results; (xiv) the impact of our modern image remodel initiative; (xv) our future financial obligations, including annual debt service requirements and capital expenditures, the source of liquidity needed to satisfy such obligations, and our ability to meet such obligations; (xvi) our future uses of liquidity, including dividend payments and share repurchases; (xvii) future Corporate restructuring and tax advisory fees; (xviii) our plans to build new warehouses and renovate existing warehouses and the anticipated timing for completion; (xix) our exposure to changes in interest rates and foreign currency exchange rates and the impact of changes in interest rates and foreign currency exchange rates on the amount of our interest payments, future earnings and cash flows; (xx) our tax positions and their compliance with applicable tax laws; (xxi) certain accounting matters, including the impact of changes in accounting standards; (xxii) certain tax matters, such as our estimates with respect to tax matters as a result of the Tax Act, including our effective tax rate for 2020 and the impacts of the Tax Act; (xxiii) the impact of inflation on our results of operations; (xxiv) the impact of governmental regulation, both domestically and internationally, on our business and financial and operational results; (xxv) the adequacy of our facilities to meet our current requirements; (xxvi) our future financial and operational results; (xxvii) certain litigation matters; (xxviii) our target total dividend for 2020; and (xxix) our sustainability initiatives and the impact of government sustainability regulation and initiatives.
These forward looking statements represent management’s expectations as of the date hereof. These forward-looking statements are based on certain assumptions and analyses that we made in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our relationship with, and the success of, our franchisees and risks related to our fully franchised business model; (4) the effectiveness of our marketing and advertising programs and franchisee support of these programs; (5) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (6) our ability to successfully implement our domestic and international growth strategy for each of our brands and risks related to our international operations; (7) our reliance on master franchisees and subfranchisees to accelerate restaurant growth; (8) the ability of the counterparties to our credit facilities’ and derivatives’ to fulfill their commitments and/or obligations; (9) changes in applicable tax laws or interpretations thereof; and (10) risks related to the complexity of the Tax Act and our ability to accurately interpret and predict its impact on our financial condition and results.
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
Management is also responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2019.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Restaurant Brands International Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Restaurant Brands International Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Accounting Standards Codification ("ASC") Topic 842, Leases, and for revenue from contracts with customers as of January 1, 2018, due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of Gross Unrecognized Tax Benefits

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company records a liability for unrecognized tax benefits associated with uncertain tax positions. The Company recognizes tax benefits from uncertain tax positions only if there is more than a 50% likelihood that the tax positions will be sustained upon examination by the taxing authorities, based on the technical merits of the positions. As of December 31, 2019, the Company has recorded gross unrecognized tax benefits, excluding associated interest and penalties, of $506 million.

We identified the assessment of gross unrecognized tax benefits as a critical audit matter. The assessment of identifying and determining certain uncertain tax positions arising from implementing tax planning strategies involved a number of uncertainties and assumptions, which included complex considerations of tax law. As a result, subjective and complex auditor judgment, including the involvement of tax professionals with specialized skills and knowledge, was required to evaluate the Company’s interpretation of tax law and its determination of which tax positions have more than a 50% likelihood of being sustained upon examination.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s gross unrecognized tax benefit process to 1) interpret tax law, 2) identify significant uncertain tax positions arising from tax planning strategies that were implemented during the year, 3) evaluate the tax consequences of the related strategies, and 4) evaluate which of the Company’s tax positions may not be sustained upon examination. In addition, we involved tax professionals with specialized skills and knowledge, who assisted in:

•obtaining an understanding of the Company’s tax planning strategies,
•evaluating the Company’s interpretation of the relevant tax laws by developing an independent assessment,
•evaluating the identification of uncertain tax positions taken by the Company to assess the tax consequences of these related tax positions, and
•performing an independent assessment of the Company’s tax positions and comparing our assessment to the Company’s assessment.
(signed) KPMG LLP
We have served as the Company's auditor since 1989.
Miami, Florida
February 21, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Restaurant Brands International Inc.:
Opinion on Internal Control over Financial Reporting
We have audited Restaurant Brands International Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 21, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
February 21, 2020

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions of U.S. dollars, except share data)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,533	$913
Accounts and notes receivable, net of allowance of $13 and $14, respectively	527	452
Inventories, net	84	75
Prepaids and other current assets	52	60
Total current assets	2,196	1,500
Property and equipment, net of accumulated depreciation and amortization of $746 and $704, respectively	2,007	1,996
Operating lease assets, net	1,176	—
Intangible assets, net	10,563	10,463
Goodwill	5,651	5,486
Net investment in property leased to franchisees	48	54
Other assets, net	719	642
Total assets	$22,360	$20,141
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$644	$513
Other accrued liabilities	790	637
Gift card liability	168	167
Current portion of long term debt and finance leases	101	91
Total current liabilities	1,703	1,408
Term debt, net of current portion	11,759	11,823
Finance leases, net of current portion	288	226
Operating lease liabilities, net of current portion	1,089	—
Other liabilities, net	1,698	1,547
Deferred income taxes, net	1,564	1,519
Total liabilities	18,101	16,523
Commitments and contingencies (Note 18)
Shareholders’ equity:
Common shares, no par value; unlimited shares authorized at December 31, 2019 and December 31, 2018; 298,281,081 shares issued and outstanding at December 31, 2019; 251,532,493 shares issued and outstanding at December 31, 2018	2,478	1,737
Retained earnings	775	674
Accumulated other comprehensive income (loss)	(763)	(800)
Total Restaurant Brands International Inc. shareholders’ equity	2,490	1,611
Noncontrolling interests	1,769	2,007
Total shareholders’ equity	4,259	3,618
Total liabilities and shareholders’ equity	$22,360	$20,141
See accompanying notes to consolidated financial statements.
Approved on behalf of the Board of Directors:

By:	/s/ Daniel Schwartz	By:	/s/ Ali Hedayat
	Daniel Schwartz, Co-Chairman		Ali Hedayat, Director

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)

	2019	2018	2017
Revenues:
Sales	$2,362	$2,355	$2,390
Franchise and property revenues	3,241	3,002	2,186
Total revenues	5,603	5,357	4,576
Operating costs and expenses:
Cost of sales	1,813	1,818	1,850
Franchise and property expenses	540	422	478
Selling, general and administrative expenses	1,264	1,214	416
(Income) loss from equity method investments	(11)	(22)	(12)
Other operating expenses (income), net	(10)	8	109
Total operating costs and expenses	3,596	3,440	2,841
Income from operations	2,007	1,917	1,735
Interest expense, net	532	535	512
Loss on early extinguishment of debt	23	—	122
Income before income taxes	1,452	1,382	1,101
Income tax expense (benefit)	341	238	(134)
Net income	1,111	1,144	1,235
Net income attributable to noncontrolling interests (Note 14)	468	532	587
Preferred shares dividends	—	—	256
Gain on redemption of preferred shares (Note 13)	—	—	(234)
Net income attributable to common shareholders	$643	$612	$626
Earnings per common share:
Basic	$2.40	$2.46	$2.64
Diluted	$2.37	$2.42	$2.54
Weighted average shares outstanding:
Basic	268	249	237
Diluted	469	473	477
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)

	2019	2018	2017
Net income	$1,111	$1,144	$1,235

Foreign currency translation adjustment	409	(831)	824
Net change in fair value of net investment hedges, net of tax of $32, $(101), and $13	(86)	282	(371)
Net change in fair value of cash flow hedges, net of tax of $29, $7, and $4	(77)	(19)	(11)
Amounts reclassified to earnings of cash flow hedges, net of tax of $(6), $(5), and $(9)	15	14	25
Gain (loss) recognized on defined benefit pension plans, net of tax of $1, $0, and $2	(2)	1	4
Other comprehensive income (loss)	259	(553)	471
Comprehensive income (loss)	1,370	591	1,706
Comprehensive income (loss) attributable to noncontrolling interests	571	276	818
Comprehensive income (loss) attributable to preferred shareholders	—	—	22
Comprehensive income (loss) attributable to common shareholders	$799	$315	$866
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(In millions of U.S. dollars, except shares)

	Issued Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balances at December 31, 2016	234,236,678	$1,955	$446	$(698)	$1,786	$3,489
Stock option exercises	5,102,046	29	—	—	—	29
Share-based compensation	—	46	—	—	—	46
Issuance of shares	274,272	8	—	—	—	8
Dividends declared on common shares ($0.78 per share)	—	—	(186)	—	—	(186)
Dividend equivalents declared on restricted stock units	—	2	(2)	—	—	—
Distributions declared by Partnership on partnership exchangeable units ($0.78 per unit)	—	—	—	—	(175)	(175)
Preferred share dividends	—	—	(256)	—	—	(256)
Repurchase of Partnership exchangeable units for RBI common shares	—	(272)	—	(9)	(49)	(330)
Exchange of Partnership exchangeable units for RBI common shares	4,286,480	50	—	(8)	(42)	—
Restaurant VIE contributions (distributions)	—	—	—	—	(4)	(4)
Gain on redemption of preferred shares (Note 13)	—	234	—	—	—	234
Net income	—	—	649	—	586	1,235
Other comprehensive income (loss)	—	—	—	239	232	471
Balances at December 31, 2017	243,899,476	$2,052	$651	$(476)	$2,334	$4,561
Cumulative effect adjustment (Note 16)	—	—	(132)	—	(118)	(250)
Stock option exercises	7,221,947	61	—	—	—	61
Share-based compensation	—	48	—	—	—	48
Issuance of shares	225,737	7	—	—	—	7
Dividends declared on common shares ($1.80 per share)	—	—	(452)	—	—	(452)
Dividend equivalents declared on restricted stock units	—	5	(5)	—	—	—
Distributions declared by Partnership on partnership exchangeable units ($1.80 per units)	—	—	—	—	(387)	(387)
Repurchase of Partnership exchangeable units	—	(438)	—	(26)	(97)	(561)
Exchange of Partnership exchangeable units for RBI common shares	185,333	2	—	(1)	(1)	—
Net income	—	—	612	—	532	1,144
Other comprehensive income (loss)	—	—	—	(297)	(256)	(553)
Balances at December 31, 2018	251,532,493	$1,737	$674	$(800)	$2,007	$3,618
Cumulative effect adjustment (Note 10)	—	—	12	—	9	21
Stock option exercises	4,495,897	102	—	—	—	102
Share-based compensation	—	68	—	—	—	68
Issuance of shares	236,299	7	—	—	—	7
Dividends declared on common shares ($2.00 per share)	—	—	(545)	—	—	(545)
Dividend equivalents declared on restricted stock units	—	9	(9)	—	—	—
Distributions declared by Partnership on partnership exchangeable units ($2.00 per unit)	—	—	—	—	(382)	(382)
Exchange of Partnership exchangeable units for RBI common shares	42,016,392	555	—	(119)	(436)	—
Net income	—	—	643	—	468	1,111
Other comprehensive income (loss)	—	—	—	156	103	259
Balances at December 31, 2019	298,281,081	$2,478	$775	$(763)	$1,769	$4,259
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions of U.S. dollars)

	2019	2018	2017
Cash flows from operating activities:
Net income	$1,111	$1,144	$1,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185	180	182
Premiums paid and non-cash loss on early extinguishment of debt	16	—	119
Amortization of deferred financing costs and debt issuance discount	29	29	33
(Income) loss from equity method investments	(11)	(22)	(12)
Loss (gain) on remeasurement of foreign denominated transactions	(14)	(33)	77
Net (gains) losses on derivatives	(49)	(40)	31
Share-based compensation expense	68	48	48
Deferred income taxes	58	29	(742)
Other	6	5	18
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(53)	19	(30)
Inventories and prepaids and other current assets	(15)	(7)	19
Accounts and drafts payable	112	41	14
Other accrued liabilities and gift card liability	(51)	(219)	360
Tenant inducements paid to franchisees	(54)	(52)	(20)
Other long-term assets and liabilities	138	43	59
Net cash provided by operating activities	1,476	1,165	1,391
Cash flows from investing activities:
Payments for property and equipment	(62)	(86)	(37)
Net proceeds from disposal of assets, restaurant closures and refranchisings	8	8	26
Net payment for purchase of Popeyes, net of cash acquired	—	—	(1,636)
Settlement/sale of derivatives, net	24	17	772
Other investing activities, net	—	17	17
Net cash used for investing activities	(30)	(44)	(858)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,250	75	5,850
Repayments of long-term debt and finance leases	(2,266)	(74)	(2,742)
Payments in connection with redemption of preferred shares	—	(60)	(3,006)
Payment of financing costs	(50)	(3)	(63)
Payment of dividends on common and preferred shares and distributions on Partnership exchangeable units	(901)	(728)	(664)
Repurchase of Partnership exchangeable units	—	(561)	(330)
Proceeds from stock option exercises	102	61	29
Proceeds from derivatives	23	—	—
Other financing activities, net	—	5	(10)
Net cash used for financing activities	(842)	(1,285)	(936)
Effect of exchange rates on cash and cash equivalents	16	(20)	24
Increase (decrease) in cash and cash equivalents	620	(184)	(379)
Cash and cash equivalents at beginning of period	913	1,097	1,476
Cash and cash equivalents at end of period	$1,533	$913	$1,097
Supplemental cash flow disclosures:
Interest paid	$584	$561	$447
Income taxes paid	$248	$433	$200
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. Description of Business and Organization
Description of Business
Restaurant Brands International Inc. (the “Company,” “RBI,” “we,” “us” or “our”) was formed on August 25, 2014 and continued under the laws of Canada. The Company serves as the sole general partner of Restaurant Brands International Limited Partnership (the “Partnership”). We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), fast food hamburgers principally under the Burger King® brand (“Burger King” or “BK”), and chicken under the Popeyes® brand (“Popeyes” or “PLK”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of December 31, 2019, we franchised or owned 4,932 Tim Hortons restaurants, 18,838 Burger King restaurants, and 3,316 Popeyes restaurants, for a total of 27,086 restaurants, and operate in more than 100 countries and U.S. territories. Approximately 100% of current system-wide restaurants are franchised.
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
Principles of Consolidation
The consolidated financial statements (the "Financial Statements") include our accounts and the accounts of entities in which we have a controlling financial interest, the usual condition of which is ownership of a majority voting interest. All material intercompany balances and transactions have been eliminated in consolidation. Investments in other affiliates that are owned 50% or less where we have significant influence are accounted for by the equity method.
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
Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. In these arrangements, Tim Hortons has the ability to determine which operators manage the restaurants and for what duration. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As of December 31, 2019 and 2018, we determined that we are the primary beneficiary of 35 and 17 Restaurant VIEs, respectively, and accordingly, have consolidated the results of operations, assets and liabilities, and cash flows of these Restaurant VIEs in our Financial Statements.

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
Foreign Currency Translation and Transaction Gains and Losses
Our functional currency is the U.S. dollar, since our term loans and senior secured notes are denominated in U.S. dollars, and the principal market for our common shares is the U.S. The functional currency of each of our operating subsidiaries is generally the currency of the economic environment in which the subsidiary primarily does business. Our foreign subsidiaries’ financial statements are translated into U.S. dollars using the foreign exchange rates applicable to the dates of the financial statements. Assets and liabilities are translated using the end-of-period spot foreign exchange rates. Income, expenses and cash flows are translated at the average foreign exchange rates for each period. Equity accounts are translated at historical foreign exchange rates. The effects of these translation adjustments are reported as a component of accumulated other comprehensive income (loss) (“AOCI”) in the consolidated statements of shareholders’ equity.
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
Property and Equipment, net
We record property and equipment at historical cost less accumulated depreciation and amortization, which is recognized using the straight-line method over the following estimated useful lives: (i) buildings and improvements – up to 40 years; (ii) restaurant equipment – up to 17 years; (iii) furniture, fixtures and other – up to 10 years; and (iv) manufacturing equipment – up to 25 years. Leasehold improvements to properties where we are the lessee are amortized over the lesser of the remaining term of the lease or the estimated useful life of the improvement.
Major improvements are capitalized, while maintenance and repairs are expensed when incurred.
Leases
We transitioned to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), from ASC Topic 840, Leases (the “Previous Standard”) on January 1, 2019. Our Financial Statements reflect the application of ASC 842 guidance beginning in 2019, while our Financial Statements for prior periods were prepared under the guidance of the Previous Standard. See Note 10, Leases, for further information about our transition to this new lease guidance on a modified retrospective basis using the effective date transition method.
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

Lessor Accounting
We recognize lease payments for operating leases as property revenue on a straight-line basis over the lease term, and property revenue is presented net of any related sales tax. Lease incentive payments we make to lessees are amortized as a reduction in property revenue over the lease term. In accordance with ASC 842, we account for reimbursements of maintenance and property tax costs paid to us by lessees as property revenue. These expenses and reimbursements were presented on a net basis under the Previous Standard.
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
Lessee Accounting
In accordance with ASC 842, in leases where we are the lessee, we recognize a right-of-use ("ROU") asset and lease liability at lease commencement, which are measured by discounting lease payments using our incremental borrowing rate as the discount rate. We determine the incremental borrowing rate applicable to each lease by reference to our outstanding secured borrowings and implied spreads over the risk-free discount rates that correspond to the term of each lease, as adjusted for the currency of the lease. Subsequent amortization of the ROU asset and accretion of the lease liability for an operating lease is recognized as a single lease cost, on a straight-line basis, over the lease term. Reductions of the ROU asset and the change in the lease liability are included in changes in Other long-term assets and liabilities in the Consolidated Statement of Cash Flows.
Under the Previous Standard, we did not recognize assets and liabilities for the rights and obligations created by operating leases and recorded rental expense for operating leases on a straight-line basis over the lease term, net of any applicable lease incentive amortization.
A finance lease ROU asset is depreciated on a straight-line basis over the lesser of the useful life of the leased asset or lease term. Interest on each finance lease liability is determined as the amount that results in a constant periodic discount rate on the remaining balance of the liability. Operating lease and finance lease ROU assets are assessed for impairment in accordance with our long-lived asset impairment policy.
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
Goodwill and Intangible Assets Not Subject to Amortization
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in connection with the acquisition of Popeyes in 2017, the acquisition of Tim Hortons in 2014 and the acquisition of Burger King Holdings, Inc. by 3G Capital Partners Ltd. in 2010. Our indefinite-lived intangible assets consist of the Tim Hortons brand, the Burger King brand, and the Popeyes brand (each a “Brand” and together, the “Brands”). Goodwill and the Brands are tested for impairment at least annually as of October 1 of each year and more often if an event occurs or circumstances change which indicate impairment might exist. Our annual impairment tests of goodwill and the Brands may be completed through qualitative assessments. We may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test for any reporting unit or Brand in any period. We can resume the qualitative assessment for any reporting unit or Brand in any subsequent period.
Under a qualitative approach, our impairment review for goodwill consists of an assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. If we elect to bypass the qualitative assessment for any reporting unit, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of a reporting unit exceeds its fair value, we perform a quantitative goodwill impairment test that requires us to estimate the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying amount, we will measure any goodwill impairment loss as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
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
We completed our impairment tests for goodwill and the Brands as of October 1, 2019, 2018 and 2017 and no impairment resulted.
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
The carrying amounts for cash and cash equivalents, accounts and notes receivable and accounts and drafts payable approximate fair value based on the short-term nature of these amounts.
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
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of December 31,
	2019	2018
Fair value of our variable term debt and senior notes	$12,075	$11,237
Principal carrying amount of our variable term debt and senior notes	11,900	11,888

The determinations of fair values of certain tangible and intangible assets for purposes of the application of the acquisition method of accounting to the acquisition of Popeyes were based upon Level 3 inputs. The determination of fair values of our reporting units and the determination of the fair value of the Brands for impairment testing using a quantitative approach during 2019 and 2018 were based upon Level 3 inputs.
Revenue Recognition
We transitioned to FASB ASC Topic 606, Revenue From Contracts with Customers (“ASC 606”), from ASC Topic 605, Revenue Recognition and ASC Subtopic 952-605, Franchisors - Revenue Recognition (together, the “Previous Standards”) on January 1, 2018 using the modified retrospective transition method. Our Financial Statements reflect the application of ASC 606 guidance beginning in 2018, while our Financial Statements for periods prior to 2018 were prepared under the guidance of the Previous Standards.
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
Advertising and Promotional Costs
Company restaurants and franchise restaurants contribute to advertising funds that our subsidiaries manage in the United States and Canada and certain other international markets. The advertising funds expense the production costs of advertising when the advertisements are first aired or displayed. All other advertising and promotional costs are expensed in the period incurred. Under our franchise agreements, advertising contributions received from franchisees must be spent on advertising, product development, marketing and related activities. As a result of our transition to ASC 606, advertising contributions received from franchisees are included in franchise and property revenues and advertising expenses are included as selling, general and administrative expenses commencing on January 1, 2018. Advertising expenses included in selling, general and administrative expenses totaled $858 million for 2019 and $793 million for 2018. Prior to January 1, 2018, since we were deemed to be acting as an agent for these specifically designated contributions in accordance with the Previous Standards, the revenues and expenses of the advertising funds were generally netted in our consolidated statements of operations.
Prior to our transition to ASC 606, advertising expenses, which primarily consisted of advertising contributions by Company restaurants (including Restaurant VIEs) based on a percentage of gross sales, totaled $7 million for 2017 and were included in selling, general and administrative expenses in the accompanying consolidated statements of operations. As a result of our transition to ASC 606, the advertising contributions by Company restaurants (including Restaurant VIEs) are eliminated in consolidation in 2019 and 2018.
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
Share-based Compensation
Compensation expense related to the issuance of share-based awards to our employees is measured at fair value on the grant date. We use the Black-Scholes option pricing model to value stock options. The compensation expense for awards that vest over a future service period is recognized over the requisite service period on a straight-line basis, adjusted for estimated forfeitures of awards that are not expected to vest. We use historical data to estimate forfeitures for share-based awards. The compensation expense for awards that do not require future service is recognized immediately. Upon the end of the service period, compensation expense is adjusted to account for the actual forfeiture rate. Cash settled share-based awards are classified as liabilities and are re-measured at the end of each reporting period. The compensation expense for awards that contain performance conditions is recognized when it is probable that the performance conditions will be achieved.
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
New Accounting Pronouncements
Lease Accounting – In February 2016, the FASB issued new guidance on leases. We adopted this new guidance on January 1, 2019. See Note 10, Leases, for further information about our transition to this new lease accounting standard.
Goodwill Impairment – In January 2017, the FASB issued guidance to simplify how an entity measures goodwill impairment by removing the second step of the two-step quantitative goodwill impairment test. An entity will no longer be required to perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured at the amount by which the carrying value exceeds the fair value of a reporting unit; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment requires prospective adoption and is effective commencing in 2020 with early adoption permitted. We early adopted this new guidance and it did not have a material impact on our Financial Statements.
Reclassification of Certain Tax Effects – In February 2018, the FASB issued guidance which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for the tax effects of certain items within accumulated other comprehensive income (loss). The amendment was effective commencing in 2019 with early adoption permitted. The adoption of this new guidance did not have a material impact on our Financial Statements.
Share-based payment arrangements with nonemployees – In June 2018, the FASB issued guidance which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The amendment was effective commencing in 2019 with early adoption permitted. The adoption of this new guidance did not have a material impact on our Financial Statements.
Credit Losses – In June 2016, the FASB issued guidance that requires companies to measure and recognize lifetime expected credit losses for certain financial instruments, including trade accounts receivable and net investments in direct financing and sales-type leases. Expected credit losses are estimated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This amendment is effective commencing in 2020, using a modified retrospective approach. We are currently evaluating the impact that the adoption of this new guidance will have on our Financial Statements, but do not currently anticipate this adoption will have a material impact on our Financial Statements.
Simplifying the Accounting for Income Taxes – In December 2019, the FASB issued guidance which simplifies the accounting for income taxes by removing certain exceptions and by clarifying and amending existing guidance applicable to accounting for income taxes. The amendment is effective commencing in 2021 with early adoption permitted. We are currently evaluating the impact that the adoption of this new guidance will have on our Financial Statements.

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
Total consideration in connection with the Popeyes Acquisition was $1,655 million, which includes $33 million for the settlement of equity awards. The consideration was funded through (1) cash on hand of approximately $355 million, and (2) $1,300 million from incremental borrowings under our Term Loan Facility.
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
The Popeyes Acquisition is not material to our Financial Statements, and therefore, supplemental pro forma financial information related to the acquisition is not included herein.

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
The following table summarizes the basic and diluted earnings per share calculations (in millions, except per share amounts):

	2019	2018	2017
Numerator:
Net income attributable to common shareholders - basic	$643	$612	$626
Add: Net income attributable to noncontrolling interests	466	531	585
Net income available to common shareholders and noncontrolling interests - diluted	$1,109	$1,143	$1,211

Denominator:
Weighted average common shares - basic	268	249	237
Exchange of noncontrolling interests for common shares (Note 14)	194	216	226
Effect of other dilutive securities	7	8	14
Weighted average common shares - diluted	469	473	477

Basic earnings per share (a)	$2.40	$2.46	$2.64
Diluted earnings per share (a)	$2.37	$2.42	$2.54
Anti-dilutive securities outstanding	3	3	4

(a)	Earnings per share may not recalculate exactly as it is calculated based on unrounded numbers.
Note 5. Property and Equipment, net
Property and equipment, net, consist of the following (in millions):

	As of December 31,
	2019	2018
Land	$1,006	$998
Buildings and improvements	1,148	1,145
Restaurant equipment	109	99
Furniture, fixtures, and other	210	182
Finance leases	245	257
Construction in progress	35	19
	2,753	2,700
Accumulated depreciation and amortization	(746)	(704)
Property and equipment, net	$2,007	$1,996

Depreciation and amortization expense on property and equipment totaled $136 million for 2019, $148 million for 2018 and $150 million for 2017.
Included in our property and equipment, net at December 31, 2019 and 2018 are $222 million and $180 million, respectively, of assets leased under finance leases (mostly buildings and improvements), net of accumulated depreciation and amortization of $23 million and $77 million, respectively.

Note 6. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of December 31,
	2019			2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$720	$(225)	$495	$705	$(194)	$511
Favorable leases (a)	127	(65)	62	407	(200)	207
Subtotal	847	(290)	557	1,112	(394)	718
Indefinite lived intangible assets:
Tim Hortons brand	$6,534	$—	$6,534	$6,259	$—	$6,259
Burger King brand	2,117	—	2,117	2,131	—	2,131
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Subtotal	10,006	—	10,006	9,745	—	9,745
Intangible assets, net			$10,563			$10,463

Goodwill
Tim Hortons segment	$4,207			$4,038
Burger King segment	598			602
Popeyes segment	846			846
Total	$5,651			$5,486

(a)
The decrease in favorable leases primarily reflects the reclassification of favorable leases where we are the lessee to operating lease right-of-use assets in connection with our transition to ASC 842. See Note 10, Leases.

Amortization expense on intangible assets totaled $44 million for 2019, $70 million for 2018, and $72 million for 2017. The change in the brands and goodwill balances during 2019 was due principally to the impact of foreign currency translation.
As of December 31, 2019, the estimated future amortization expense on identifiable assets subject to amortization is as follows (in millions):

Twelve-months ended December 31,	Amount
2020	$44
2021	41
2022	40
2023	38
2024	36
Thereafter	358
Total	$557

Note 7. Equity Method Investments
The aggregate carrying amount of our equity method investments was $266 million and $259 million as of December 31, 2019 and 2018, respectively, and is included as a component of Other assets, net in our consolidated balance sheets. TH and BK both have equity method investments. PLK does not have any equity method investments.
With respect to our TH business, the most significant equity method investment is our 50.0% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $13 million, $13 million and $12 million during 2019, 2018 and 2017, respectively.
The aggregate market value of our 15.4% equity interest in Carrols Restaurant Group, Inc. (“Carrols”) based on the quoted market price on December 31, 2019 is approximately $66 million. The aggregate market value of our 9.8% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on December 31, 2019 is approximately $99 million. No quoted market prices are available for our other equity method investments.
We have equity interests in entities that own or franchise Tim Hortons or Burger King restaurants. Franchise and property revenue recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	2019	2018	2017
Revenues from affiliates:
Royalties	$345	$310	$175
Property revenues	33	36	27
Franchise fees and other revenue	10	11	26
Total	$388	$357	$228

We recognized rent expense associated with the TIMWEN Partnership of $19 million, $20 million, and $20 million during 2019, 2018 and 2017, respectively.
At December 31, 2019 and 2018, we had $47 million and $41 million, respectively, of accounts receivable from our equity method investments which were recorded in accounts and notes receivable, net in our consolidated balance sheets.
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees and basis difference amortization. We recorded increases to the carrying value of our equity method investment balances and non-cash dilution gains in the amounts of $11 million and $20 million during 2019 and 2018, respectively. No non-cash dilution gains were recorded during 2017. The dilution gains resulted from the issuance of capital stock by our equity method investees, which reduced our ownership interests in these equity method investments. The dilution gains we recorded in connection with the issuance of capital stock reflect adjustments to the differences between the amount of underlying equity in the net assets of equity method investees before and after their issuance of capital stock.

Note 8. Other Accrued Liabilities and Other Liabilities
Other accrued liabilities (current) and other liabilities, net (non-current) consist of the following (in millions):

	As of December 31,
	2019	2018
Current:
Dividend payable	$232	$207
Interest payable	71	87
Accrued compensation and benefits	57	69
Taxes payable	126	113
Deferred income	35	27
Accrued advertising expenses	40	30
Restructuring and other provisions	8	11
Current portion of operating lease liabilities (a)	126	—
Other	95	93
Other accrued liabilities	$790	$637
Non-current:
Taxes payable	$579	$493
Contract liabilities (see Note 16)	541	486
Derivatives liabilities	341	179
Unfavorable leases (b)	103	192
Accrued pension	65	64
Accrued lease straight-lining liability (b)	—	69
Deferred income	25	22
Other	44	42
Other liabilities, net	$1,698	$1,547

(a)	Represents the current portion of operating lease liabilities recognized in connection with our transition to ASC 842. See Note 10, Leases.

(b)
The decreases in unfavorable leases and accrued lease straight-lining liability reflect the reclassification of unfavorable leases and lease straight-lining liability where we are the lessee in the underlying operating lease to the right-of-use assets recorded for the underlying lease in connection with our transition to ASC 842. See Note 10, Leases.

Note 9. Long-Term Debt
Long-term debt consist of the following (in millions):

	As of December 31,
	2019	2018
Term Loan B (due November 19, 2026)	$5,350	$6,338
Term Loan A (due October 7, 2024)	750	—
2015 4.625% Senior Notes (due January 15, 2022)	—	1,250
2017 4.25% Senior Notes (due May 15, 2024)	1,500	1,500
2019 3.875% Senior Notes (due January 15, 2028)	750	—
2017 5.00% Senior Notes (due October 15, 2025)	2,800	2,800
2019 4.375% Senior Notes (due January 15, 2028)	750	—
Other (a)	81	150
Less: unamortized deferred financing costs and deferred issuance discount	(148)	(145)
Total debt, net	11,833	11,893
Less: current maturities of debt	(74)	(70)
Total long-term debt	$11,759	$11,823

(a)
The decrease in Other reflects the derecognition of obligations associated with build-to-suit leases recorded under the Previous Standard. Liabilities associated with build-to-suit leases were remeasured and recorded as finance lease liabilities in conjunction with our transition to ASC 842.

Credit Facilities
On September 6, 2019, two of our subsidiaries (the "Borrowers") entered into a fourth incremental facility amendment (the "Fourth Incremental Amendment") to the credit agreement governing our senior secured term loan facilities (the "Term Loan Facilities") and our senior secured revolving credit facility (including revolving loans, swingline loans and letters of credit) (the "Revolving Credit Facility" and together with the Term Loan Facilities, the "Credit Facilities"). Under the Fourth Incremental Amendment, (i) we obtained a new term loan in the aggregate principal amount of $750 million (the "Term Loan A") with a maturity date of October 7, 2024 (subject to earlier maturity in specified circumstances), (ii) the interest rate applicable to the Term Loan A and Revolving Credit Facility is, at our option, either (a) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (b) a Eurocurrency rate, subject to a floor of 0.00%, plus an applicable margin varying between 0.75% and 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid, (iii) the aggregate principal amount of the commitments under our Revolving Credit Facility was increased to $1,000 million, (iv) the maturity date of the Revolving Credit Facility was extended from October 13, 2022 to October 7, 2024 (subject to earlier maturity in specified circumstances), and (v) the commitment fee on the unused portion of the Revolving Credit Facility was decreased from 0.25% to 0.15%. At December 31, 2019, the weighted average interest rate on the Term Loan A was 3.05%. The principal amount of the Term Loan A amortizes in quarterly installments equal to $5 million until October 7, 2022 and thereafter in quarterly installments equal to $9 million until maturity, with the balance payable at maturity. The Term Loan A will require compliance with a net first lien leverage ratio (described below). Except as described herein, the Fourth Incremental Amendment did not materially change the terms of the Credit Facilities. In connection with the Fourth Incremental Amendment, we capitalized approximately $7 million in debt issuance costs.
Prior to obtaining the Term Loan A, our Credit Facilities included only one senior secured term loan facility (the "Term Loan B"). In September 2019, we voluntarily prepaid $235 million principal amount of our Term Loan B and, in connection with this prepayment, we recorded a loss on early extinguishment of debt of $4 million that primarily reflects the write-off of related unamortized debt issuance costs and discounts.
On November 19, 2019, the Borrowers entered into a fourth amendment (the "Fourth Amendment") to the credit agreement governing our Credit Facilities. Under the Fourth Amendment, (i) the outstanding aggregate principal amount under our Term Loan B was decreased to $5,350 million as a result of a repayment of $720 million from a portion of the net proceeds of the 2019 4.375% Senior Notes (defined below), (ii) the interest rate applicable to our Term Loan B was reduced to, at our option, either (a) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75%, or (b) a Eurocurrency rate, subject to a floor of 0.00%, plus an applicable margin of 1.75%, and (iii) the maturity date of our Term Loan B was extended from February 17, 2024 to November 19, 2026. At December 31, 2019, the weighted average interest rate on the Term Loan B was 3.55%. The principal amount of the Term Loan B amortizes in quarterly installments equal to $13 million until maturity, with the balance payable at maturity. Except as described herein, the Fourth Amendment did not materially change the terms of the Credit Facilities.

In connection with the Fourth Amendment, we capitalized approximately $24 million in debt issuance costs and original issue discount and recorded a loss on early extinguishment of debt of $16 million that primarily reflects the write-off of related unamortized debt issuance costs and discounts and fees incurred.
Revolving Credit Facility
As of December 31, 2019, we had no amounts outstanding under our Revolving Credit Facility. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, to fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. Under the Fourth Incremental Amendment, the interest rate applicable to amounts drawn under each letter of credit decreased from a range of 1.25% to 2.00% to a range of 0.75% to 1.50%, depending on our net first lien leverage ratio. As of December 31, 2019, we had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $998 million.
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
Our 2017 4.25% Senior Notes may be redeemed in whole or in part, on or after May 15, 2020 at the redemption prices set forth in the 2017 4.25% Senior Notes Indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 2017 4.25% Senior Notes Indenture also contains redemption provisions related to tender offers, change of control and equity offerings, among others.
2019 3.875% Senior Notes
On September 24, 2019, the Borrowers entered into an indenture (the "2019 3.875% Senior Notes Indenture") in connection with the issuance of $750 million of 3.875% first lien senior notes due January 15, 2028 (the "2019 3.875% Senior Notes"). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 2019 3.875% Senior Notes and a portion of the net proceeds from the Term Loan A were used to redeem the entire outstanding principal balance of $1,250 million of 4.625% first lien secured notes due January 15, 2022 (the "2015 4.625% Senior Notes") and to pay related fees and expenses. In connection with the issuance of the 2019 3.875% Senior Notes, we capitalized approximately $10 million in debt issuance costs. In connection with the redemption of the entire outstanding principal balance of the 2015 4.625% Senior Notes, we recorded a loss on early extinguishment of debt of $3 million that primarily reflects the write-off of related unamortized debt issuance costs.
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
Our 2019 3.875% Senior Notes may be redeemed in whole or in part, on or after September 15, 2022 at the redemption prices set forth in the 2019 3.875% Senior Notes Indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 2019 3.875% Senior Notes Indenture also contains redemption provisions related to tender offers, change of control and equity offerings, among others.

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
Our 2017 5.00% Senior Notes may be redeemed in whole or in part, on or after October 15, 2020 at the redemption prices set forth in the 2017 5.00% Senior Notes Indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 2017 5.00% Senior Notes Indenture also contains redemption provisions related to tender offers, change of control and equity offerings, among others.
2019 4.375% Senior Notes
On November 19, 2019, the Borrowers entered into an indenture (the “2019 4.375% Senior Notes Indenture”) in connection with the issuance of $750 million of 4.375% second lien senior notes due January 15, 2028 (the “2019 4.375% Senior Notes”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 2019 4.375% Senior Notes, together with cash on hand, were used to repay $720 million of the Term Loan B outstanding aggregate principal balance and to pay related fees and expenses in connection with the Fourth Amendment. In connection with the issuance of the 2019 4.375% Senior Notes, we capitalized approximately $6 million in debt issuance costs.
Obligations under the 2019 4.375% Senior Notes are guaranteed on a second priority senior secured basis, jointly and severally, by the Note Guarantors. The 2019 4.375% Senior Notes are second lien senior secured obligations and rank equal in right of payment with all of the existing and future senior debt of the Borrowers and Note Guarantors, including borrowings and guarantees of the Credit Facilities.
Our 2019 4.375% Senior Notes may be redeemed in whole or in part, on or after November 15, 2022 at the redemption prices set forth in the 2019 4.375% Senior Notes Indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 2019 4.375% Senior Notes Indenture also contains redemption provisions related to tender offers, change of control and equity offerings, among others.
Restrictions and Covenants
Our Credit Facilities, 2017 4.25% Senior Notes Indenture, 2019 3.875% Senior Notes Indenture, 2017 5.00% Senior Notes Indenture and 2019 4.375% Senior Notes Indenture contain a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability and the ability of certain of our subsidiaries to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make investments, loans and advances; pay or modify the terms of certain indebtedness; and engage in certain transactions with affiliates. In addition, under the Credit Facilities, the Borrowers are not permitted to exceed a first lien senior secured leverage ratio of 6.50 to 1.00 when, as of the end of any fiscal quarter beginning with the first fiscal quarter of 2020, (1) any amounts are outstanding under the Term Loan A and/or (2) the sum of (i) the amount of letters of credit outstanding exceeding $50 million (other than those that are cash collateralized); (ii) outstanding amounts under the Revolving Credit Facility and (iii) outstanding amounts of swing line loans, exceeds 30.0% of the commitments under the Revolving Credit Facility.
The restrictions under the Credit Facilities, the 2017 4.25% Senior Notes Indenture, the 2019 3.875% Senior Notes Indenture, the 2017 5.00% Senior Notes Indenture, and the 2019 4.375% Senior Notes Indenture have resulted in substantially all of our consolidated assets being restricted.
As of December 31, 2019, we were in compliance with applicable debt covenants under the Credit Facilities, 2017 4.25% Senior Notes Indenture, 2019 3.875% Senior Notes Indenture, 2017 5.00% Senior Notes Indenture and 2019 4.375% Senior Notes Indenture and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.

TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million (increased from C$100 million during 2019) with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by three of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of December 31, 2019, we had outstanding C$100 million under the TH Facility with a weighted average interest rate of 3.45% and we are permitted to draw down on the TH Facility until May 23, 2020.
Other
On March 27, 2017, we repaid $156 million of debt assumed in connection with the Popeyes Acquisition. Additionally, $36 million of Tim Hortons Series 1 notes were repaid on June 1, 2017, the original maturity date.
Debt Issuance Costs
During 2019 and 2017, we incurred aggregate deferred financing costs of $50 million and $63 million, respectively. No significant deferred financing costs were incurred in 2018.
Loss on Early Extinguishment of Debt
During 2019, we recorded a $23 million loss on early extinguishment of debt, which primarily reflects the write-off of unamortized debt issuance costs and discounts in connection with the prepayment and refinancing of the Term Loan B and the redemption of our 2015 4.625% Senior Notes. During 2017, we recorded a $122 million loss on early extinguishment of debt, which primarily reflects the payment of premiums to redeem our 2014 6.00% Senior Notes and the write-off of unamortized debt issuance costs and discounts in connection with the refinancing of our Term Loan Facility and the redemption of our 2014 6.00% Senior Notes.
Maturities
The aggregate maturities of our long-term debt as of December 31, 2019 are as follows (in millions):

Year Ended December 31,	Principal Amount
2020	$74
2021	75
2022	81
2023	98
2024	2,212
Thereafter	9,441
Total	$11,981

Interest Expense, net
Interest expense, net consists of the following (in millions):

	2019	2018	2017
Debt (a)	$503	$498	$484
Finance lease obligations	20	23	21
Amortization of deferred financing costs and debt issuance discount	29	29	33
Interest income	(20)	(15)	(26)
Interest expense, net	$532	$535	$512

(a)	Amount includes $70 million and $60 million benefit during 2019 and 2018, respectively, related to the amortization of the Excluded Component as defined in Note 12, Derivatives.

Note 10. Leases
As of December 31, 2019, we leased or subleased 5,272 restaurant properties to franchisees and 182 non-restaurant properties to third parties under operating leases and direct financing leases where we are the lessor. Initial lease terms generally range from 10 to 20 years. Most leases to franchisees provide for fixed monthly payments and many provide for future rent escalations and renewal options. Certain leases also include provisions for variable rent, determined as a percentage of sales, generally when annual sales exceed specific levels. Lessees typically bear the cost of maintenance, insurance and property taxes.
We lease land, buildings, equipment, office space and warehouse space from third parties. Land and building leases generally have an initial term of 10 to 20 years, while land-only leases generally have an initial term of 20 years, and most leases provide for fixed monthly payments. Many of these leases provide for future rent escalations and renewal options. Certain leases also include provisions for variable rent payments, determined as a percentage of sales, generally when annual sales exceed specified levels. Most leases also obligate us to pay, as lessee, variable lease cost related to maintenance, insurance and property taxes.
We transitioned to ASC 842 on January 1, 2019 on a modified retrospective basis using the effective date transition method. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months and amends various other aspects of accounting for leases by lessees and lessors. In connection with our transition to ASC 842, we elected the package of practical expedients under which we did not reassess the classification of our existing leases, reevaluate whether any expired or existing contracts are or contain leases or reassess initial direct costs under the new guidance. We also elected lessee and lessor practical expedients to not separate non-lease components comprised of maintenance from lease components for real estate leases that commenced prior to our transition to ASC 842, as well as for real estate leases that commence or that are modified subsequent to our transition to ASC 842. We did not elect the practical expedient that permitted a reassessment of lease terms for existing leases.

Financial Statement Impact of Transition to ASC 842
Transition Impact on January 1, 2019 Condensed Consolidated Balance Sheet
Our transition to ASC 842 represents a change in accounting principle. The $21 million cumulative effect of our transition to ASC 842 is reflected as an adjustment to January 1, 2019 Shareholders' equity.
Our transition to ASC 842 resulted in the following adjustments to our consolidated balance sheet as of January 1, 2019 (in millions):

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

(h)	Represents the net tax effects of the adjustments noted above, with a corresponding adjustment to shareholders’ equity.

(i)	Represents net change in assets and liabilities recorded in connection with build-to-suit leases and the tax effects of adjustments noted above.
Company as Lessor
Assets leased to franchisees and others under operating leases where we are the lessor and which are included within our property and equipment, net are as follows (in millions):

	As of December 31,
	2019	2018
Land	$905	$906
Buildings and improvements	1,142	1,175
Restaurant equipment	18	17
	2,065	2,098
Accumulated depreciation and amortization	(472)	(475)
Property and equipment leased, net	$1,593	$1,623

Our net investment in direct financing leases is as follows (in millions):

	As of December 31,
	2019	2018
	ASC 842	Previous Standard
Future rents to be received:
Future minimum lease receipts	$49	$60
Contingent rents (a)	19	29
Estimated unguaranteed residual value	15	16
Unearned income	(26)	(35)
	57	70
Current portion included within accounts receivables	(9)	(16)
Net investment in property leased to franchisees	$48	$54

(a)	Amounts represent estimated contingent rents recorded in connection with the acquisition method of accounting.
Property revenues are comprised primarily of rental income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	2019	2018	2017
	ASC 842	Previous Standard
Rental income:
Minimum lease payments	$448	$454	$464
Variable lease payments	370	273	284
Amortization of favorable and unfavorable income lease contracts, net	7	8	8
Subtotal - lease income from operating leases	825	735	756
Earned income on direct financing leases	8	9	9
Total property revenues	$833	$744	$765

Company as Lessee
Lease cost, rent expense and other information associated with these lease commitments is as follows (in millions):
Lease Cost (Income)

2019
ASC 842
Operating lease cost	$210
Operating lease variable lease cost	198
Finance lease cost:
Amortization of right-of-use assets	27
Interest on lease liabilities	20
Sublease income	(631)
Total lease cost (income)	$(176)

Rent Expense

	2018	2017
	Previous Standard
Rental expense:
Minimum	$201	$198
Contingent	71	71
Amortization of favorable and unfavorable payable lease contracts, net	9	10
Total rental expense (a)	$281	$279

(a)	Amounts include rental expense related to properties subleased to franchisees of $263 million for 2018 and 2017.
Lease Term and Discount Rate as of December 31, 2019

Weighted-average remaining lease term (in years):
Operating leases	10.9 years
Finance leases	11.2 years
Weighted-average discount rate:
Operating leases	6.2%
Finance leases	7.1%

Other Information for 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$194
Operating cash flows from finance leases	$20
Financing cash flows from finance leases	$26
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease obligations	$18
Right-of-use assets obtained in exchange for new operating lease obligations	$163

As of December 31, 2019, future minimum lease receipts and commitments are as follows (in millions):

	Lease Receipts		Lease Commitments (a)
	Direct Financing Leases	Operating Leases	Finance Leases	Operating Leases
2020	$9	$429	$46	$204
2021	7	406	45	192
2022	5	383	43	179
2023	5	359	40	164
2024	4	327	39	149
Thereafter	19	1,672	249	872
Total minimum receipts / payments	$49	$3,576	462	1,760
Less amount representing interest			(147)	(545)
Present value of minimum lease payments			315	1,215
Current portion of lease obligations			(27)	(126)
Long-term portion of lease obligations			$288	$1,089

(a)	Minimum lease payments have not been reduced by minimum sublease rentals of $2,397 million due in the future under non-cancelable subleases.
As of December 31, 2018, future minimum lease receipts and commitments are as follows (in millions):

	Lease Receipts		Lease Commitments (a)
	Direct Financing Leases	Operating Leases	Finance Leases	Operating Leases
2019	$14	$416	$38	$183
2020	10	388	36	172
2021	7	360	34	158
2022	5	331	33	145
2023	5	306	30	130
Thereafter	19	1,704	201	831
Total minimum receipts / payments	$60	$3,505	372	$1,619
Less amount representing interest			(125)
Present value of minimum finance lease payments			247
Current portion of finance lease obligation			(21)
Long-term portion of finance lease obligation			$226

(a)	Minimum lease commitments have not been reduced by minimum sublease rentals of $2,290 million due in the future under non-cancelable subleases.

Note 11. Income Taxes
In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revises the U.S. tax code generally effective January 1, 2018 by, among other changes, lowering the corporate income tax rate from 35% to 21%, limiting deductibility of interest expense and performance based incentive compensation and implementing a modified territorial tax system. As a Canadian entity, we generally would be classified as a foreign entity (and, therefore, a non-U.S. tax resident) under general rules of U.S. federal income taxation. However, we have subsidiaries subject to U.S. federal income taxation and therefore the Tax Act impacted our consolidated results of operations beginning 2017 and is expected to continue to impact our consolidated results of operations in future periods.

The impacts to our consolidated statement of operations consist of the following (the “Tax Act Impact”):

•
A provisional benefit of $420 million recorded in our provision from income taxes for 2017 and a final favorable adjustment of $9 million recorded for 2018, as a result of the remeasurement of net deferred tax liabilities.

•
Provisional charges of $103 million recorded in 2017 and a final favorable adjustment of $3 million recorded in 2018, related to certain deductions allowed to be carried forward before the Tax Act, which potentially may not be carried forward and deductible under the Tax Act.

•
A provisional estimate for a one-time transitional repatriation tax on unremitted foreign earnings (the “Transition Tax”) of $119 million recorded in 2017, most of which had been previously accrued with respect to certain undistributed foreign earnings, and a final favorable adjustment of $15 million (primarily related to utilization of foreign tax credits) recorded in 2018.

In accordance with Staff Accounting Bulletin No. 118 issued by the staff of the SEC and as discussed in the bullet points above, we completed our analysis in 2018 and made adjustments to provisional amounts during 2018 as discrete items in the quarter such estimates were finalized.

Companies subject to the Global Intangible Low-Taxed Income provision (GILTI) have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for outside basis temporary differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost.

The ultimate impact of the Tax Act on our effective tax rate in future periods will depend on interpretations and regulatory changes from the Internal Revenue Service, the SEC, the FASB and various tax jurisdictions, or actions we may take.

Income (loss) before income taxes, classified by source of income (loss), is as follows (in millions):

	2019	2018	2017
Canadian	$685	$1,111	$1,223
Foreign	767	271	(122)
Income before income taxes	$1,452	$1,382	$1,101

Income tax (benefit) expense attributable to income from continuing operations consists of the following (in millions):

	2019	2018	2017
Current:
Canadian	$47	$25	$438
U.S. Federal	122	95	113
U.S. state, net of federal income tax benefit	20	17	3
Other Foreign	94	72	54
	$283	$209	$608
Deferred:
Canadian	$43	$78	$(302)
U.S. Federal	8	(65)	(473)
U.S. state, net of federal income tax benefit	—	13	34
Other Foreign	7	3	(1)
	$58	$29	$(742)
Income tax expense (benefit)	$341	$238	$(134)

The statutory rate reconciles to the effective income tax rate as follows:

	2019	2018	2017
Statutory rate	26.5%	26.5%	26.5%
Costs and taxes related to foreign operations	5.8	4.2	8.9
Foreign exchange gain (loss)	0.1	(0.1)	(7.7)
Foreign tax rate differential	(10.8)	(6.1)	(1.9)
Change in valuation allowance	0.5	3.2	12.0
Change in accrual for tax uncertainties	5.0	0.1	(0.4)
Intercompany financing	(2.4)	(4.4)	(19.5)
Impact of Tax Act	(0.1)	(1.9)	(27.4)
Benefit from stock option exercises	(2.2)	(5.0)	(4.9)
Other	1.1	0.7	2.3
Effective income tax rate	23.5%	17.2%	(12.1)%

In a referendum held on May 19, 2019, Swiss voters adopted the Federal Act on Tax Reform and AVS Financing (“TRAF”), under which certain long-standing preferential cantonal tax regimes were abolished effective January 1, 2020. Further in November 2019, the canton of Zug formally adopted the measures of TRAF requiring the Company to consider the effects of TRAF. The Company has subsidiaries in the canton of Zug subject to TRAF and therefore the TRAF impacted our consolidated results of operations during 2019 through the remeasurement of net deferred tax liabilities as of December 31, 2019. The amount recorded for the effects of the changes from the TRAF is approximately $16 million, which increased our 2019 effective tax rate by approximately 1.1% (a one-time, non-cash item).
Income tax (benefit) expense allocated to continuing operations and amounts separately allocated to other items was (in millions):

	2019	2018	2017
Income tax (benefit) expense from continuing operations	$341	$238	$(134)
Cash flow hedge in accumulated other comprehensive income (loss)	(23)	(2)	5
Net investment hedge in accumulated other comprehensive income (loss)	(32)	101	(13)
Pension liability in accumulated other comprehensive income (loss)	(1)	—	(2)
Total	$285	$337	$(144)

The significant components of deferred income tax (benefit) expense attributable to income from continuing operations are as follows (in millions):

	2019	2018	2017
Deferred income tax (benefit) expense	$30	$(14)	$(449)
Change in valuation allowance	7	43	133
Change in effective Canadian income tax rate	(1)	(3)	—
Change in effective U.S. federal income tax rate	—	(8)	(433)
Change in effective U.S. state income tax rate	6	15	4
Change in effective foreign income tax rate	16	(4)	3
Total	$58	$29	$(742)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in millions):

	As of December 31,
	2019	2018
Deferred tax assets:
Accounts and notes receivable	$4	$5
Accrued employee benefits	48	49
Unfavorable leases	99	123
Operating lease liabilities	332	—
Liabilities not currently deductible for tax	198	176
Tax loss and credit carryforwards	493	509
Derivatives	83	25
Other	3	8
Total gross deferred tax assets	1,260	895
Valuation allowance	(329)	(325)
Net deferred tax assets	931	570
Less deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	40	43
Intangible assets	1,792	1,734
Leases	88	105
Operating lease assets	325	—
Statutory impairment	28	31
Outside basis difference	42	35
Total gross deferred tax liabilities	2,315	1,948
Net deferred tax liability	$1,384	$1,378

The valuation allowance had a net increase of $4 million during 2019 primarily due to the change in provisional estimates related to the utilization of foreign tax credits. This increase was partially offset by the utilization of capital losses that had been previously valued.

Changes in the valuation allowance are as follows (in millions):

	2019	2018	2017
Beginning balance	$325	$282	$133
Additions due to acquisition	—	—	9
Change in estimates recorded to deferred income tax expense	8	43	133
Changes from foreign currency exchange rates	—	—	6
Changes in losses and credits	(2)	—	1
Additions related to other comprehensive income	(2)	—	—
Ending balance	$329	$325	$282

The gross amount and expiration dates of operating loss and tax credit carry-forwards as of December 31, 2019 are as follows (in millions):

	Amount	Expiration Date
Canadian net operating loss carryforwards	$697	2036-2039
Canadian capital loss carryforwards	975	Indefinite
U.S. state net operating loss carryforwards	562	2020-2036
U.S. foreign tax credits	97	2020-2029
Other foreign net operating loss carryforwards	185	Indefinite
Other foreign net operating loss carryforwards	80	2020-2039
Other foreign capital loss carryforward	31	Indefinite
Foreign credits	1	2020-2036
Total	$2,628

Under our transition to a modified territorial tax system whereby all previously untaxed undistributed foreign earnings were subject to a transition tax charge at reduced rates and future repatriations of foreign earnings generally will be exempt from U.S. tax, we wrote off the existing deferred tax liability on undistributed foreign earnings and recorded the impact of the new transition tax charge on foreign earnings. We will continue to monitor available evidence and our plans for foreign earnings and expect to continue to provide any applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of amounts not considered permanently reinvested. We are generally permanently reinvested (but for unremitted earnings and profits) in any other potential outside basis differences. A determination of the deferred tax liability on this amount is not practicable due to the complexities, variables and assumptions inherent in the hypothetical calculations. Thus we have not provided taxes, including U.S. federal and state income, foreign income, or foreign withholding taxes, for any outside basis differences that we believe are permanently invested.
We had $506 million of unrecognized tax benefits at December 31, 2019, which if recognized, would favorably affect the effective income tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2019	2018	2017
Beginning balance	$441	$461	$241
Additions for tax positions related to the current year	9	1	186
Additions for tax positions of prior years	56	18	41
Additions for tax positions taken in conjunction with acquisition of Tim Hortons	—	—	2
Reductions for tax positions of prior year	—	(18)	—
Reductions for settlement	—	(18)	(2)
Reductions due to statute expiration	—	(3)	(7)
Ending balance	$506	$441	$461

During the twelve months beginning January 1, 2020, it is reasonably possible we will reduce unrecognized tax benefits by approximately $6 million, primarily as a result of the expiration of certain statutes of limitations and the resolution of audits.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties was $92 million and $51 million at December 31, 2019 and 2018, respectively. Potential interest and penalties associated with uncertain tax positions in various jurisdictions recognized was $41 million during 2019, $14 million during 2018 and $10 million during 2017. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file income tax returns with Canada and its provinces and territories. Generally we are subject to routine examinations by the Canada Revenue Agency (“CRA”). The CRA is conducting examinations of the 2013 through 2015 taxation years. Additionally, income tax returns filed with various provincial jurisdictions are generally open to examination for periods up to six years subsequent to the filing of the respective return.
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
Interest Rate Swaps
At December 31, 2019, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities beginning October 31, 2019 through the termination date of November 19, 2026. Additionally, at December 31, 2019, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
During 2019, we extended the term of our previous $3,500 million receive-variable, pay-fixed interest rate swaps to align the maturity date of the new interest rate swaps with the maturity date of our Term Loan B under the Fourth Amendment. The extension of the term resulted in a de-designation and re-designation of the interest rate swaps and the swaps continue to be accounted for as a cash flow hedge for hedge accounting. In connection with the de-designation, we recognized a net unrealized loss of $213 million in AOCI and this amount gets reclassified into Interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of December 31, 2019 that we expect to be reclassified into interest expense within the next 12 months is $51 million.
During 2015, we entered into a series of receive-variable, pay-fixed interest rate swaps with a notional value of $2,500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities beginning May 28, 2015. All of these interest rate swaps were settled on April 26, 2018 for an insignificant cash receipt. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value were recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
During 2015, we settled certain interest rate swaps and recognized a net unrealized loss of $85 million in AOCI at the date of settlement. This amount gets reclassified into Interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of December 31, 2019 that we expect to be reclassified into interest expense within the next 12 months is $12 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At December 31, 2019, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
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
At December 31, 2019, we had outstanding cross-currency rate swaps in which we pay quarterly fixed-rate interest payments on the Euro notional amount of €1,108 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional amount of $1,200 million. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge. During 2018, we extended the term of the swaps from March 31, 2021 to the maturity date of February 17, 2024. The extension of the term resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, at December 31, 2019, we also had outstanding cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $400 million, entered during 2018, and $500 million, entered during 2019, through the maturity date of February 17, 2024. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge.
The fixed to fixed cross-currency rate swaps hedging Canadian dollar and Euro net investments utilized the forward method of effectiveness assessment prior to March 15, 2018. On March 15, 2018, we de-designated and subsequently re-designated the outstanding fixed to fixed cross-currency rate swaps to prospectively use the spot method of hedge effectiveness assessment. Additionally, as a result of adopting new hedge accounting guidance during 2018, we elected to exclude the interest component (the "Excluded Component") from the accounting hedge without affecting net investment hedge accounting and elected to amortize the Excluded Component over the life of the derivative instrument. The amortization of the Excluded Component is recognized in Interest expense, net in the consolidated statement of operations. The change in fair value that is not related to the Excluded Component is recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated.
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At December 31, 2019, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $112 million with maturities to December 2020. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	2019	2018	2017
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$(102)	$(37)	$(6)
Forward-currency contracts	$(4)	$11	$(9)
Derivatives designated as net investment hedges
Cross-currency rate swaps	$(118)	$383	$(384)

(1)	We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		2019	2018	2017
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$(26)	$(19)	$(31)
Forward-currency contracts	Cost of sales	$5	$(1)	$(3)

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		2019	2018	2017
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$70	$60	$—

	Fair Value as of December 31,
	2019	2018	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest rate	$7	$—	Other assets, net
Foreign currency	—	7	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	22	58	Other assets, net
Total assets at fair value	$29	$65

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	$175	$72	Other liabilities, net
Foreign currency	2	—	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	166	107	Other liabilities, net
Total liabilities at fair value	$343	$179

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
The Redemption Consideration was funded by proceeds from (i) incremental borrowings on our Term Loan Facilities and the issuance of the 2017 4.25% Senior Notes - see Note 9, Long-Term Debt, (ii) proceeds from the termination and settlement of our previous cross-currency rate swaps with an aggregate notional value of $5,000 million between the Canadian dollar and U.S. dollar - see Note 12, Derivative Instruments, and (iii) cash generated in the normal course of our business. Upon redemption, the Preferred Shares were deemed canceled, dividends ceased to accrue and all rights of the holder terminated.
During 2018, we made a payment in connection with the settlement of certain provisions associated with the 2017 redemption of our Preferred Shares as a result of recently proposed Treasury regulations included within Other operating expense (income), net in our consolidated statements of operations.

Note 14. Shareholders’ Equity
Special Voting Share
The holders of the Partnership exchangeable units are indirectly entitled to vote in respect of matters on which holders of the common shares of the Company are entitled to vote, including in respect of the election of RBI directors, through a special voting share of the Company (the "Special Voting Share"). The Special Voting Share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares of the Company are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of the Company, holders of our common shares vote together as a single class with the Special Voting Share except as otherwise provided by law.
Noncontrolling Interests
We reflect a noncontrolling interest which represents the interests of the holders of Partnership exchangeable units in Partnership that are not held by RBI. The holders of Partnership exchangeable units held an economic interest of approximately 35.7% and 45.2% in Partnership common equity through the ownership of 165,507,199 and 207,523,591 Partnership exchangeable units as of December 31, 2019 and 2018, respectively.
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
During 2019, Partnership exchanged 42,016,392 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging 42,016,392 Partnership exchangeable units for the same number of newly issued RBI common shares. During 2018, Partnership exchanged 10,185,333 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by repurchasing 10,000,000 Partnership exchangeable units for approximately $561 million in cash and exchanging 185,333 Partnership exchangeable units for the same number of newly issued RBI common shares. During 2017, Partnership exchanged 9,286,480 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by repurchasing 5,000,000 Partnership exchangeable units for approximately $330 million in cash and exchanging 4,286,480 Partnership exchangeable units for the same number of newly issued RBI common shares. The exchanges represented increases in our ownership interest in Partnership and were accounted for as equity transactions, with no gain or loss recorded in the consolidated statements of operations. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was cancelled concurrently with the exchange.
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

Accumulated Other Comprehensive Income (Loss)
The following table displays the change in the components of AOCI (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2016	$276	$(16)	$(958)	$(698)
Foreign currency translation adjustment	—	—	824	824
Net change in fair value of derivatives, net of tax	(382)	—	—	(382)
Amounts reclassified to earnings of cash flow hedges, net of tax	25	—	—	25
Pension and post-retirement benefit plans, net of tax	—	4	—	4
Amounts attributable to noncontrolling interests	178	(3)	(424)	(249)
Balances at December 31, 2017	97	(15)	(558)	(476)
Foreign currency translation adjustment	—	—	(831)	(831)
Net change in fair value of derivatives, net of tax	263	—	—	263
Amounts reclassified to earnings of cash flow hedges, net of tax	14	—	—	14
Pension and post-retirement benefit plans, net of tax	—	1	—	1
Amounts attributable to noncontrolling interests	(121)	(1)	351	229
Balances at December 31, 2018	253	(15)	(1,038)	(800)
Foreign currency translation adjustment	—	—	409	409
Net change in fair value of derivatives, net of tax	(163)	—	—	(163)
Amounts reclassified to earnings of cash flow hedges, net of tax	15	—	—	15
Pension and post-retirement benefit plans, net of tax	—	(2)	—	(2)
Amounts attributable to noncontrolling interests	94	(2)	(314)	(222)
Balances at December 31, 2019	$199	$(19)	$(943)	$(763)

Note 15. Share-based Compensation
On January 30, 2015, our board of directors approved: (i) adoption of the Restaurant Brands International Inc. 2014 Omnibus Incentive Plan, currently the Amended and Restated 2014 Omnibus Incentive Plan (the “Omnibus Plan”), to provide for the grant of awards to employees, directors, consultants and other persons who provide services to us and our affiliates; (ii) assumption and amendment of various legacy plans of BK, and assumption of the obligation for all BK stock options and restricted stock units (“RSUs”) outstanding; and (iii) assumption and amendment of various legacy plans of TH, and assumption of the obligation for each vested and unvested TH stock option issued with tandem stock appreciation rights (“SARs”) that was not surrendered in connection with the Tim Hortons transaction on the same terms and conditions of the original awards, as adjusted. No new awards may be granted under these legacy BK plans or legacy TH plans.
We are currently issuing awards under the Omnibus Plan and the number of shares available for issuance under such plan as of December 31, 2019 was 14,148,316. The Omnibus Plan permits the grant of several types of awards with respect to our common shares, including stock options, time-vested RSUs, and performance-based RSUs, which may include Company and/or individual performance based-vesting conditions. Under the terms of the Omnibus Plan, RSUs are entitled to dividend equivalents, unless otherwise noted. Dividends are not distributed unless the awards vest. Upon vesting, the amount of the dividend, which is distributed in additional RSUs, except in the case of RSUs awarded to non-management members of our board of directors, is equal to the equivalent of the aggregate dividends declared on common shares during the period from the date of grant of the award compounded until the date the shares underlying the award are delivered.
Stock option awards are granted with an exercise price or market value equal to the closing price of our common shares on the trading day preceding the date of grant. We satisfy stock option exercises through the issuance of authorized but previously unissued common shares. New stock option grants generally cliff vest 5 years from the original grant date, provided the employee is continuously employed by us or one of our affiliates, and the stock options expire 10 years following the grant date. Additionally, if we terminate the employment of a stock option holder without cause prior to the vesting date, or if the employee retires or becomes disabled, the employee will become vested in the number of stock options as if the stock options vested 20% on each anniversary of the grant date. If the employee dies, the employee will become vested in the number of stock options as if the stock options vested 20% on the first anniversary of the grant date, 40% on the second anniversary of the grant date and 100% on the third anniversary of the grant date. If an employee is terminated with cause or resigns before vesting, all stock options are forfeited. If there is an event such as a return of capital or dividend that is determined to be dilutive, the exercise price of the awards will be adjusted accordingly.

Share-based compensation expense consists of the following for the periods presented (in millions):

	2019	2018	2017
Stock options, stock options with tandem SARs and RSUs (a)	$68	$48	$48
Accelerated vesting of Popeyes stock options (b)	—	—	12
Total share-based compensation expense (c)	$68	$48	$60

(a)	Includes $4 million, $2 million, and $5 million due to modification of awards in 2019, 2018 and 2017, respectively.

(b)	Represents expense attributed to the post-combination service associated with the accelerated vesting of stock options in connection with the Popeyes Acquisition.

(c)	Generally classified as selling, general and administrative expenses in the consolidated statements of operations.
As of December 31, 2019, total unrecognized compensation cost related to share-based compensation arrangements was $183 million and is expected to be recognized over a weighted-average period of approximately 3.4 years.
The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of stock option awards at the grant date:

	2019	2018	2017
Risk-free interest rate	1.82%	2.13%	1.23% - 1.25%
Expected term (in years)	6.19	6.39	6.74
Expected volatility	25.5%	25.2%	24.5%
Expected dividend yield	3.09%	3.08%	1.37%

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
The following is a summary of stock option activity under our plans for the year ended December 31, 2019:

	Total Number of Options (in 000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value (a) (in 000’s)	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2019	13,603	$36.41
Granted	1,160	$64.86
Exercised	(4,496)	$22.62
Forfeited	(509)	$55.18
Outstanding at December 31, 2019	9,758	$45.29	$181,478	6.0
Exercisable at December 31, 2019	1,754	$26.43	$65,486	2.6
Vested or expected to vest at December 31, 2019	8,976	$44.70	$172,145	5.9

(a)	The intrinsic value represents the amount by which the fair value of our stock exceeds the option exercise price at December 31, 2019.
The weighted-average grant date fair value per stock option granted was $11.83, $10.82, and $12.57 during 2019, 2018 and 2017, respectively. The total intrinsic value of stock options exercised was $200 million during 2019, $371 million during 2018, and $288 million during 2017.
The fair value of the time-vested RSUs and performance-based RSUs is based on the closing price of the Company’s common shares on the trading day preceding the date of grant. New grants generally cliff vest five years from the original grant date. The Company has awarded a limited number of time-vested RSUs and performance-based RSUs that proportionally vest over a period shorter than five years. Time-vested RSUs and performance-based RSUs are expensed over the vesting period, based upon the probability that the performance target will be met. We grant fully vested RSUs, with dividend equivalent rights that accrue in cash, to non-employee members of our board of directors in lieu of a cash retainer and committee fees. All such RSUs will settle and common shares of the Company will be issued upon termination of service by the board member.
The time-vested RSUs generally cliff vest five years from December 31st of the year preceding the grant date and performance-based RSUs generally cliff vest five years from the grant date (the starting date for the applicable five year vesting period is referred to as the “Anniversary Date”). If the employee is terminated for any reason within the first two years of the Anniversary Date, 100% of the time-vested RSUs granted will be forfeited. If we terminate the employment of a time-vested RSU holder without cause two years after the Anniversary Date, or if the employee retires, the employee will become vested in the number of time-vested RSUs as if the time-vested RSUs vested 20% for each year after the Anniversary Date. If the employee is terminated for any reason within the first three years of the Anniversary Date, 100% of the performance-based RSUs granted will be forfeited. If we terminate the employment of a performance-based RSU holder without cause between three and five years after the Anniversary Date, or if the employee retires, the employee will become vested in 50% of the performance-based RSUs. An alternate ratable vesting schedule applies to the extent the participant ends employment by reason of death or disability.
The following is a summary of time-vested RSUs and performance-based RSUs activity for the year ended December 31, 2019:

	Time-vested RSUs		Performance-based RSUs
	Total Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value	Total Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	1,500	$41.88	2,407	$45.25
Granted	405	$64.82	1,884	$65.54
Vested and settled	(96)	$42.34	(25)	$33.77
Dividend equivalents granted	38	$—	104	$—
Forfeited	(95)	$56.82	(304)	$54.10
Outstanding at December 31, 2019	1,752	$46.50	4,066	$53.78

The weighted-average grant date fair value of time-vested RSUs granted was $57.68 and $56.54 during 2018 and 2017, respectively. The weighted-average grant date fair value of performance-based RSUs granted was $58.49 and $55.55 during 2018 and 2017, respectively. The total fair value, determined as of the date of vesting, of RSUs vested and converted to common shares of the Company during 2019, 2018 and 2017 was $8 million, $7 million and $6 million, respectively.

Note 16. Revenue Recognition
Revenue from Contracts with Customers
We transitioned to ASC 606 from the Previous Standards on January 1, 2018 using the modified retrospective transition method. Our Financial Statements reflect the application of ASC 606 guidance beginning in 2018, while our Financial Statements for periods prior to 2018 were prepared under the guidance of the Previous Standards. Our transition to ASC 606 represented a change in accounting principle. The $250 million cumulative effect of our transition to ASC 606 is reflected as an adjustment to January 1, 2018 Shareholders' equity.
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
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We classify these contract liabilities as Other liabilities, net in our consolidated balance sheets. The following table reflects the change in contract liabilities by segment and on a consolidated basis between December 31, 2018 and December 31, 2019 (in millions):

Contract Liabilities	TH	BK	PLK	Consolidated
Balance at December 31, 2018	$62	$405	$19	$486
Revenue recognized that was included in the contract liability balance at the beginning of the year	(9)	(38)	(2)	(49)
Increase, excluding amounts recognized as revenue during the period	9	86	11	106
Impact of foreign currency translation	2	(4)	—	(2)
Balance at December 31, 2019	$64	$449	$28	$541

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) by segment and on a consolidated basis as of December 31, 2019 (in millions):

Contract liabilities expected to be recognized in	TH	BK	PLK	Consolidated
2020	$8	$34	$2	$44
2021	8	33	2	43
2022	7	33	2	42
2023	7	32	2	41
2024	7	31	2	40
Thereafter	27	286	18	331
Total	$64	$449	$28	$541

Disaggregation of Total Revenues
Total revenues consist of the following (in millions):

	2019	2018	2017
Sales	$2,362	$2,355	$2,390
Royalties	2,319	2,165	1,215
Property revenues	833	744	765
Franchise fees and other revenue	89	93	206
Total revenues	$5,603	$5,357	$4,576

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

	As Reported	Total Adjustments	Amounts Under Previous Standards
Cash flows from operating activities:
Net income	$1,144	$32	$1,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180	—	180
Amortization of deferred financing costs and debt issuance discount	29	—	29
(Income) loss from equity method investments	(22)	(6)	(28)
Loss (gain) on remeasurement of foreign denominated transactions	(33)	—	(33)
Net (gains) losses on derivatives	(40)	—	(40)
Share-based compensation expense	48	—	48
Deferred income taxes	29	9	38
Other	5	—	5
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	19	—	19
Inventories and prepaids and other current assets	(7)	6	(1)
Accounts and drafts payable	41	7	48
Other accrued liabilities and gift card liability	(219)	(6)	(225)
Tenant inducements paid to franchisees	(52)	—	(52)
Other long-term assets and liabilities	43	(42)	1
Net cash provided by operating activities	$1,165	$—	$1,165

Consolidated Balance Sheet as of December 31, 2018

	As Reported December 31, 2018	Total Adjustments	Amounts Under Previous Standards
ASSETS
Current assets:
Cash and cash equivalents	$913	$—	$913
Accounts and notes receivable, net	452	—	452
Inventories, net	75	—	75
Prepaids and other current assets	60	17	77
Total current assets	1,500	17	1,517
Property and equipment, net	1,996	—	1,996
Intangible assets, net	10,463	—	10,463
Goodwill	5,486	—	5,486
Net investment in property leased to franchisees	54	—	54
Other assets, net	642	(101)	541
Total assets	$20,141	$(84)	$20,057
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$513	$7	$520
Other accrued liabilities	637	(15)	622
Gift card liability	167	42	209
Current portion of long term debt and capital leases	91	—	91
Total current liabilities	1,408	34	1,442
Term debt, net of current portion	11,823	—	11,823
Capital leases, net of current portion	226	—	226
Other liabilities, net	1,547	(468)	1,079
Deferred income taxes, net	1,519	67	1,586
Total liabilities	16,523	(367)	16,156
Shareholders’ equity:
Common shares	1,737	—	1,737
Retained earnings	674	155	829
Accumulated other comprehensive income (loss)	(800)	—	(800)
Total RBI shareholders’ equity	1,611	155	1,766
Noncontrolling interests	2,007	128	2,135
Total shareholders’ equity	3,618	283	3,901
Total liabilities and shareholders’ equity	$20,141	$(84)	$20,057

Note 17. Other Operating Expenses (Income), net
Other operating expenses (income), net, consist of the following (in millions):

	2019	2018	2017
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$7	$19	$29
Litigation settlements and reserves, net	2	11	2
Net losses (gains) on foreign exchange	(15)	(33)	77
Other, net	(4)	11	1
Other operating expenses (income), net	$(10)	$8	$109

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
Note 18. Commitments and Contingencies
Letters of Credit
As of December 31, 2019, we had $15 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Of these letters of credit outstanding, $2 million are secured by the collateral under our Revolving Credit Facility and the remainder are secured by cash collateral. As of December 31, 2019, no amounts had been drawn on any of these irrevocable standby letters of credit.
Purchase Commitments
We have arrangements for information technology and telecommunication services with an aggregate contractual obligation of $18 million over the next two years, some of which have early termination fees. We also enter into commitments to purchase advertising. As of December 31, 2019, these commitments totaled $359 million and run through 2024.
Litigation
From time to time, we are involved in legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.
On October 5, 2018, a class action complaint was filed against Burger King Worldwide, Inc. (“BKW”) and Burger King Corporation (“BKC”) in the U.S. District Court for the Southern District of Florida by Jarvis Arrington, individually and on behalf of all others similarly situated. On October 18, 2018, a second class action complaint was filed against the Company, BKW and BKC in the U.S. District Court for the Southern District of Florida by Monique Michel, individually and on behalf of all others similarly situated. On October 31, 2018, a third class action complaint was filed against BKC and BKW in the U.S. District Court for the Southern District of Florida by Geneva Blanchard and Tiffany Miller, individually and on behalf of all others similarly situated. On November 2, 2018, a fourth class action complaint was filed against the Company, BKW and BKC in the U.S. District Court for the Southern District of Florida by Sandra Muster, individually and on behalf of all others similarly situated. These complaints allege that the defendants violated Section 1 of the Sherman Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Burger King franchisees are required to sign. Each plaintiff seeks injunctive relief and damages for himself or herself and other members of the class. These actions have been consolidated.
In July 2019, a class action complaint was filed against The TDL Group Corp. ("TDL"), a subsidiary of RBI, in the Supreme Court of British Columbia by Samir Latifi, individually and on behalf of all others similarly situated. The complaint alleges that TDL violated the Canadian Competition Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Tim Hortons franchisees are required to sign. The plaintiff seeks damages and restitution, on behalf of himself and other members of the class.
While we currently believe these claims are without merit, we are unable to predict the ultimate outcome of these cases or estimate the range of possible loss, if any.
On June 19, 2017, a claim was filed in the Ontario Superior Court of Justice against TDL, the Company, the Tim Hortons Ad Fund and certain individual defendants. The plaintiff, a franchisee of two Tim Hortons restaurants, seeks to certify a class of all persons who have carried on business as a Tim Hortons franchisee in Canada at any time after December 15, 2014. The claim alleges various causes of action against the defendants in relation to the purported misuse of amounts paid by members of the proposed class to the Tim Hortons Canada advertising fund (the “Ad Fund”). The plaintiff seeks to have the Ad Fund franchisee contributions held in trust for the benefit of members of the proposed class, an accounting of the Ad Fund, as well as damages for breach of contract, breach of trust, breach of the statutory duty of fair dealing, and breach of fiduciary duties.
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
In connection with these two lawsuits, the court granted our motion to strike the individuals named in the lawsuits, the Company and the Tim Hortons Ad Fund on October 22, 2018. The only defendant that remained in the lawsuits was TDL. In March 2019, the Company settled these two class action lawsuits. The court approved the settlement on April 29, 2019. Under the terms of the settlement, TDL is contributing C$6 million to the Tim Hortons Advertising Fund in Canada over two years, such amount to be spent on marketing activities. In addition, TDL has paid C$6 million for legal, administrative and other third-party expenses. These amounts were accrued by TDL during 2018.
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
Our management structure and financial reporting is organized around our three brands, including the information regularly reviewed by our Chief Executive Officer, who is our Chief Operating Decision Maker. Therefore, we have three operating segments: (1) TH, which includes all operations of our Tim Hortons brand, (2) BK, which includes all operations of our Burger King brand, and (3) PLK, which includes all operations of our Popeyes brand. Our three operating segments represent our reportable segments.
As stated in Note 16, Revenue Recognition, we transitioned to ASC 606 on January 1, 2018 using the modified retrospective transition method. Our Financial Statements reflect the application of ASC 606 guidance beginning in 2018, while our Financial Statements for periods prior to 2018 were prepared under the guidance of the Previous Standards. Additionally, as stated in Note 10, Leases, we transitioned to ASC 842 from the Previous Standard on January 1, 2019. Our Financial Statements reflect the application of ASC 842 guidance beginning in 2019, while our Financial Statements for prior periods were prepared under the guidance of the Previous Standard.

PLK revenues and segment income from the acquisition date of March 27, 2017 through December 31, 2017 are included in our consolidated statement of operations for 2017. The following tables present revenues, by segment and by country, depreciation and amortization, (income) loss from equity method investments, and capital expenditures by segment (in millions):

	2019	2018	2017
Revenues by operating segment:
TH	$3,344	$3,292	$3,155
BK	1,777	1,651	1,219
PLK	482	414	202
Total	$5,603	$5,357	$4,576

Revenues by country (a):
Canada	$3,037	$2,984	$2,832
United States	1,930	1,785	1,190
Other	636	588	554
Total	$5,603	$5,357	$4,576

Depreciation and amortization:
TH	$112	$108	$110
BK	62	61	62
PLK	11	11	10
Total	$185	$180	$182

(Income) loss from equity method investments:
TH	$(7)	$(6)	$(8)
BK	(4)	(16)	(4)
Total	$(11)	$(22)	$(12)

Capital expenditures:
TH	$37	$59	$13
BK	20	25	23
PLK	5	2	1
Total	$62	$86	$37

(a)Only Canada and the United States represented 10% or more of our total revenues in each period presented.
Total assets by segment, and long-lived assets by segment and country are as follows (in millions):

	Assets		Long-Lived Assets
	As of December 31,		As of December 31,
	2019	2018	2019	2018
By operating segment:
TH	$13,894	$12,666	$1,972	$1,226
BK	5,149	4,514	1,130	729
PLK	2,490	2,420	129	95
Unallocated	827	541	—	—
Total	$22,360	$20,141	$3,231	$2,050
By country:
Canada			$1,665	$945
United States			1,542	1,098
Other			24	7
Total			$3,231	$2,050

Long-lived assets include property and equipment, net, finance and operating lease right of use assets, net and net investment in property leased to franchisees. Only Canada and the United States represented 10% or more of our total long-lived assets as of December 31, 2019 and December 31, 2018.
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

	2019	2018	2017
Segment income:
TH	$1,122	$1,127	$1,136
BK	994	928	903
PLK	188	157	107
Adjusted EBITDA	2,304	2,212	2,146
Share-based compensation and non-cash incentive compensation expense	74	55	55
PLK Transaction costs	—	10	62
Corporate restructuring and tax advisory fees	31	25	2
Office centralization and relocation costs	6	20	—
Impact of equity method investments (a)	11	(3)	1
Other operating expenses (income), net	(10)	8	109
EBITDA	2,192	2,097	1,917
Depreciation and amortization	185	180	182
Income from operations	2,007	1,917	1,735
Interest expense, net	532	535	512
Loss on early extinguishment of debt	23	—	122
Income tax expense (benefit)	341	238	(134)
Net income	$1,111	$1,144	$1,235

(a)
Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 20. Quarterly Financial Data (Unaudited)
Summarized unaudited quarterly financial data (in millions, except per share data) was as follows:

	Quarters Ended
	March 31,		June 30,		September 30,		December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
Total revenues	$1,266	$1,254	$1,400	$1,343	$1,458	$1,375	$1,479	$1,385
Income from operations	$434	$421	$491	$502	$571	$478	$511	$516
Net income	$246	$279	$257	$314	$351	$250	$257	$301
Basic earnings per share	$0.53	$0.60	$0.56	$0.67	$0.76	$0.53	$0.55	$0.65
Diluted earnings per share	$0.53	$0.59	$0.55	$0.66	$0.75	$0.53	$0.54	$0.64

Note 21. Subsequent Events
Dividends
On January 3, 2020, we paid a cash dividend of $0.50 per common share to common shareholders of record on December 17, 2019. On such date, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.50 per exchangeable unit to holders of record on December 17, 2019.
On February 10, 2020, we announced that the board of directors had declared a cash dividend of $0.52 per common share for the first quarter of 2020. The dividend will be paid on April 3, 2020 to common shareholders of record on March 16, 2020. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.52 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.

*****

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act) as of December 31, 2019. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Internal Control over Financial Reporting
The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During 2019, the Company modified existing controls and processes to support the adoption of the new lease accounting standard that the Company adopted as of January 1, 2019 which included the implementation of a new lease accounting system. There were no significant changes to the Company's internal control over financial reporting due to the adoption of the new lease accounting standard.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and the report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.
Part III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item, other than the information regarding our executive officers set forth under the heading "Executive Officers of the Registrant" in Part I of this Form 10-K, required by Item 401 of Regulation S-K, is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after December 31, 2019. We refer to this proxy statement as the Definitive Proxy Statement.
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

Securities Authorized for Issuance under Equity Compensation Plans
Information regarding equity awards outstanding under our compensation plans as of December 31, 2019 was as follows (amounts in thousands, except per share data):

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	15,576	$45.29	14,148
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	15,576	$45.29	14,148

(1)	The weighted average exercise price does not take into account the common shares issuable upon outstanding RSUs vesting, which have no exercise price.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
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
Incorporated herein by reference to Exhibit 2.1 to the Form 8-K of Registrant filed on February 22, 2017.

3.1	Articles of Incorporation of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3.1 to the Form 10-K of Registrant filed on March 2, 2015.

3.2	Amended and Restated By-Law 1 of the Registrant.	Incorporated herein by reference to Exhibit 3.4 to the Form 8-K of Registrant filed on December 12, 2014.

4.1	Description of Share Capital	Filed herewith.

4.2	Registration Rights Agreement between Burger King Worldwide, Inc. and 3G Special Situations Fund II, L.P.	Incorporated herein by reference to Exhibit 4.3 to the Form S-8 of Burger King Worldwide, Inc. (File No. 333-182232).

4.3	Registration Rights Agreement between Burger King Worldwide Inc., Pershing Square, L.P., Pershing Square II, L.P., Pershing Square International, Ltd. and William Ackman.	Incorporated herein by reference to Exhibit 4.4 to the Form S-8 of Burger King Worldwide, Inc. (File No. 333-182232).

4.9	Registration Rights Agreement dated as of December 12, 2014 by and among Restaurant Brands International Inc. and National Indemnity Company.	Incorporated herein by reference to Exhibit 4.9 to the Form 10-K of Registrant filed on February 26, 2016.

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

4.13
Indenture, dated as of September 24, 2019, by and among 1011778 B.C. Unlimited Liability Company, as issuer, New Red Finance, Inc., as co-issuer, the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and as collateral agent.
Incorporated herein by reference to Exhibit 4.13 to the Form 8-K of Registrant filed on September 24, 2019.

4.13(a)	Form of 3.875% First Lien Senior Secured Note due 2028 (included as Exhibit A to Exhibit 4.13).	Incorporated herein by reference to Exhibit 4.13(a) to the Form 8-K of Registrant filed on September 24, 2019.

4.14
Indenture, dated as of November 19, 2019, by and among 1011778 B.C. Unlimited Liability Company, as issuer, New Red Finance, Inc., as co-issuer, the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and as collateral agent.
Incorporated herein by reference to Exhibit 4.14 to the Form 8-K of Registrant filed on November 20, 2019.

4.14(a)	Form of 4.375% Second Lien Senior Secured Note due 2028 (included as Exhibit A to Exhibit 4.14).	Incorporated herein by reference to Exhibit 4.14(a) to the Form 8-K of Registrant filed on November 20, 2019.

9.1	Voting Trust Agreement, dated December 12, 2014, between Restaurant Brands International Inc., Restaurant Brands International Limited Partnership, and Computershare Trust Company of Canada.	Incorporated herein by reference to Exhibit 3.6 to the Form 8-K of Registrant filed on December 12, 2014.

10.1*	Burger King Savings Plan, including all amendments thereto.	Incorporated herein by reference to Exhibit 10.40 to the Form S-8 of Burger King Holdings, Inc. (File No. 333-144592).

10.2(a)*	2011 Omnibus Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.4 to the Form S-8 of Registrant (File No. 333-200997).

10.2(b)*	Form of Option Award Agreement under the Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.77 to the Form 10-Q of Burger King Holdings, Inc. filed on May 12, 2011.

10.4(a)*	Amended and Restated 2012 Omnibus Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.2 to the Form S-8 of Registrant (File No. 333-200997).

10.4(b)*	Form of Option Award Agreement under the Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.25 to the Form 10-K of Burger King Worldwide, Inc. filed on February 22, 2013.

10.4(c)*	Form of Matching Option Award Agreement under the Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.26 to the Form 10-K of Burger King Worldwide, Inc. filed on February 22, 2013.

10.4(d)*	Form of Amendment to Option Award Agreement under the Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.28 to the Form 10-Q of Burger King Worldwide, Inc. filed on April 26, 2013.

10.4(e)*	Form of Option Award Agreement under the Burger King Worldwide, Inc. Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.29 to the Form 10-Q of Burger King Worldwide, Inc. filed on July 31, 2013.

10.4(f)*	Form of Board Member Option Award Agreement under the Burger King Worldwide, Inc. Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.30 to the Form 10-Q of Burger King Worldwide, Inc. filed on July 31, 2013.

10.4(g)*	Form of Option Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.32 to the Form 10-Q of Burger King Worldwide, Inc. filed on October 28, 2013.

10.4(h)*	Form of Board Member Option Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.33 to the Form 10-Q of Burger King Worldwide, Inc. filed on October 28, 2013.

10.4(i)*	Form of Board Member Restricted Stock Unit Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35 to the Form 10-K of Burger King Worldwide, Inc. filed on February 21, 2014.

10.4(j)*	Form of Matching Option Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.36 to the Form 10-K of Burger King Worldwide, Inc. filed on February 21, 2014.

10.5	Burger King Form of Director Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Burger King Worldwide, Inc. filed on June 25, 2012.

10.7*	Burger King Corporation U.S. Severance Pay Plan.	Incorporated herein by reference Exhibit 10.31 to the Form 10-Q of Burger King Worldwide, Inc. filed on October 28, 2013.

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

10.10(i)
Incremental Facility Amendment No. 4, dated as of September 6, 2019, to the Credit Agreement, dated October 27, 2014, by and among 1011778 B.C. Unlimited Liability Company, as parent borrower, New Red Finance, Inc., as subsidiary borrower, 1013421 B.C. Unlimited Liability Company, the other guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders party thereto.
Incorporated herein by reference to Exhibit 10.66 to the Form 8-K of Registrant filed on September 9, 2019.

10.10(j)
Amendment No. 4, dated as of November 19, 2019, to the Credit Agreement, dated October 27, 2014, by and among 1011778 B.C. Unlimited Liability Company, as parent borrower, New Red Finance, Inc., as subsidiary borrower, 1013421 B.C. Unlimited Liability Company, the other guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders party thereto.
Incorporated herein by reference to Exhibit 10.68 to the Form 8-K of Registrant filed on November 20, 2019.

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
Incorporated herein by reference to Exhibit 3.5 to the Form 8-K of Registrant filed on December 12, 2014.

10.13	Restaurant Brands International Inc. Form of Director Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.13 to the Form 10-K of Registrant filed on March 2, 2015.

10.14*	Consulting Agreement, dated December 15, 2014, between Restaurant Brands International Inc. and Marc Caira.	Incorporated herein by reference to Exhibit 10.14 to the Form 10-K of Registrant filed on March 2, 2015.

10.15	Tim Hortons Inc. Form of Indemnification Agreement for directors, officers and others, as applicable.	Incorporated herein by reference to Exhibit 10.2 to the Form 8-K of Tim Hortons Inc. filed on September 28, 2009.

10.16(c)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2006 Stock Incentive Plan (2011 Award).	Incorporated herein by reference to Exhibit 10(b) to the Form 10-Q of Tim Hortons Inc. filed on August 11, 2011.

10.17(a)*	2012 Stock Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.3 to the Form S-8 of Registrant (File No. 333-200997).

10.17(b)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2012 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on August 9, 2012.

10.17(c)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2013 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on May 8, 2013.

10.17(d)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2014 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on August 6, 2014.

10.18*	Tim Hortons Inc. Nonqualified Stock Option Award Agreement, dated August 13, 2013, between Tim Hortons Inc. and Marc Caira.	Incorporated herein by reference to Exhibit 10(a) to the Form 10-Q of Tim Hortons Inc. filed on November 7, 2013.

10.22*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Restaurant Brands International Inc. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.22 to the Form 10-Q of Registrant filed on May 5, 2015.

10.23*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Burger King Corporation and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.23 to the Form 10-Q of Registrant filed on May 5, 2015.

10.24*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between The TDL Group Corp. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.24 to the Form 10-Q of Registrant filed on May 5, 2015.

10.32*	Form of Non-Compete, Non-Solicitation and Confidentiality Agreement.	Incorporated herein by reference to Exhibit 10.32 to the Form 10-Q of Registrant filed on October 30, 2015.

10.33*	Restaurant Brands International Inc. 2015 Employee Share Purchase Plan.	Incorporated herein by reference to Exhibit 10.30 to the Form S-8 of Registrant filed on September 1, 2015.

10.35(a)*	Form of Base Matching Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(a) to the Form 10-Q of Registrant filed on April 29, 2016.

10.35(b)*	Form of Additional Matching Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(b) to the Form 10-Q of Registrant filed on April 29, 2016.

10.35(c)*	Form of Performance Award Agreement under the 2014 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.35(c) to the Form 10-Q of Registrant filed on April 29, 2016.

10.35(d)*	Form of Stock Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(d) to the Form 10-Q of Registrant filed on April 29, 2016.

10.36*	Restaurant Brands International Inc. Amended and Restated 2014 Omnibus Incentive Plan, as amended.	Incorporated herein by reference to Exhibit 10.36 to the Form 10-Q of Registrant filed on August 1, 2018.

10.37*	Form of Restaurant Brands International Inc. Board Member Stock Option Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.37 to the Form 10-Q of Registrant filed on October 24, 2016.

10.38*	Restaurant Brands International Inc. U.S. Severance Pay Plan.	Incorporated herein by reference to Exhibit 10.38 to the Form 10-K of Registrant filed on February 17, 2017.

10.40*	Amendment No. 1 to Restaurant Brands International Inc. Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.39 to the Form 10-Q of Registrant filed on April 26, 2017.

10.41*	Form of Base Matching Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.40 to the Form 10-Q of Registrant filed on April 26, 2017.

10.42*	Form of Additional Matching Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.41 to the Form 10-Q of Registrant filed on April 26, 2017.

10.48*	Annual Bonus Program Plan Document	Incorporated herein by reference to Exhibit 10.48 to the Form 10-Q of Registrant filed April 24, 2018.

10.49(a)*	Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 by and between The TDL Group Corp. and Jill Granat.	Incorporated herein by reference to Exhibit 10.49(a) to the Form 10-Q of Registrant filed April 24, 2018.

10.49(b)*	Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 by and between Restaurant Brands International Inc. and Jill Granat.	Incorporated herein by reference to Exhibit 10.49(b) to the Form 10-Q of Registrant filed April 24, 2018.

10.49(c)*	Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 by and between Burger King Corporation and Jill Granat.	Incorporated herein by reference to Exhibit 10.49(c) to the Form 10-Q of Registrant filed April 24, 2018.

10.50*	Employment and Post-Employment Covenants Agreement dated as of January 22, 2018 by and between The TDL Group Corp. and Matthew Dunnigan.	Incorporated herein by reference to Exhibit 10.50 to the Form 10-Q of Registrant filed on April 29, 2019.

10.51*	Employment and Post-Employment Covenants Agreement dated as of January 22, 2018 by and between Restaurant Brands International Inc. and Matthew Dunnigan.	Incorporated herein by reference to Exhibit 10.51 to the Form 10-Q of Registrant filed on April 29, 2019.

10.52*	Employment and Post-Employment Covenants Agreement dated as of January 22, 2018 by and between Restaurant Brands International U.S. Services LLC and Matthew Dunnigan.	Incorporated herein by reference to Exhibit 10.52 to the Form 10-Q of Registrant filed on April 29, 2019.

10.53*	Employment and Post-Employment Covenants Agreement dated as of January 23, 2019 by and between The TDL Group Corp. and Jose E. Cil.	Incorporated herein by reference to Exhibit 10.53 to the Form 10-Q of Registrant filed on April 29, 2019.

10.54*	Employment and Post-Employment Covenants Agreement dated as of January 23, 2019 by and between Restaurant Brands International Inc. and Jose E. Cil.	Incorporated herein by reference to Exhibit 10.54 to the Form 10-Q of Registrant filed on April 29, 2019.

10.55*	Employment and Post-Employment Covenants Agreement dated as of January 23, 2019 by and between Burger King Corporation and Jose E. Cil.	Incorporated herein by reference to Exhibit 10.55 to the Form 10-Q of Registrant filed on April 29, 2019.

10.59*	Amendment dated January 23, 2019 to Employment and Post-Covenants Agreement dated as of February 9, 2015 between Restaurant Brands International Inc. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.59 to the Form 10-Q of Registrant filed on April 29, 2019.

10.60*	Amendment dated January 23, 2019 to Employment and Post-Covenants Agreement dated as of February 9, 2015 between Burger King Corporation and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.60 to the Form 10-Q of Registrant filed on April 29, 2019.

10.61*	Amendment dated January 23, 2019 to Employment and Post-Covenants Agreement dated as of February 9, 2015 between The TDL Group Corp. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.61 to the Form 10-Q of Registrant filed on April 29, 2019.

10.62*	Form of Performance Award Agreement under Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.62 to the Form 10-Q of Registrant filed on April 29, 2019.

10.63*	Amended and Restated Performance Award Agreement dated as of May 17, 2019 by and between Restaurant Brands International Inc. and Daniel Schwartz.	Incorporated herein by reference to Exhibit 10.63 to the Form 10-Q of Registrant filed on August 2, 2019.

10.64*	Form of Amended and Restated Base Matching Restricted Stock Unit Award Agreement dated as of May 17, 2019 by and between Restaurant Brands International Inc. and Daniel Schwartz.	Incorporated herein by reference to Exhibit 10.64 to the Form 10-Q of Registrant filed on August 2, 2019.

10.65*	Form of Amended and Restated Additional Matching Restricted Stock Unit Award Agreement dated as of May 17, 2019 by and between Restaurant Brands International Inc. and Daniel Schwartz.	Incorporated herein by reference to Exhibit 10.65 to the Form 10-Q of Registrant filed on August 2, 2019.

10.66
Incremental Facility Amendment No. 4, dated as of September 6, 2019, to the Credit Agreement, dated October 7, 2014, by and among 1011778 B.C. Unlimited Liability Company, as parent borrower, New Red Finance, Inc., as subsidiary borrower, 1013421 B.C. Unlimited Liability Company, the other guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders party thereto.
Incorporated herein by reference to Exhibit 10.66 to the Form 8-K of Registrant filed on September 6, 2019.

10.67
Purchase Agreement, dated as of September 6, 2019, among Morgan Stanley & Co. LLC, as representative of the Initial Purchasers (as defined therein), the Issuers (as defined therein) and the Guarantors (as defined therein).
Incorporated herein by reference to Exhibit 10.67 to the Form 10-Q of Registrant filed on October 28, 2019.

10.68
Amendment No. 4, dated as of November 19, 2019, to the Credit Agreement, dated October 27, 2014, by and among 1011778 B.C. Unlimited Liability Company, as parent borrower, New Red Finance, Inc., as subsidiary borrower, 1013421 B.C. Unlimited Liability Company, the other guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders party thereto.
Incorporated herein by reference to Exhibit 10.68 to the Form 8-K of Registrant filed on November 19, 2019.

10.69
Purchase Agreement, dated as of November 14, 2019, among Morgan Stanley & Co. LLC, as representative of the Initial Purchasers (as defined therein), the Issuers (as defined therein) and the Guarantors (as defined therein).
Filed herewith.

10.70*	Agreement, dated as of December 27, 2019, between The TDL Group Corp. and Alexandre Macedo.	Filed herewith.

21.1	List of Subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of KPMG LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page Interactive File	Formatted as Inline XBRL and contained in Exhibit 101.

*	Management contract or compensatory plan or arrangement.
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
Date: February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ José E. Cil	Chief Executive Officer	February 21, 2020
José E. Cil	(principal executive officer)

/s/ Matthew Dunnigan	Chief Financial Officer	February 21, 2020
Matthew Dunnigan	(principal financial officer)

/s/ Jacqueline Friesner	Controller and Chief Accounting Officer	February 21, 2020
Jacqueline Friesner	(principal accounting officer)

/s/ Alexandre Behring	Co-Chairman	February 21, 2020
Alexandre Behring

/s/ Daniel Schwartz	Co-Chairman	February 21, 2020
Daniel Schwartz

/s/ Marc Caira	Vice Chairman	February 21, 2020
Marc Caira

/s/ Paul J. Fribourg	Director	February 21, 2020
Paul J. Fribourg

/s/ Neil Golden	Director	February 21, 2020
Neil Golden

/s/ Ali Hedayat	Director	February 21, 2020
Ali Hedayat

/s/ Golnar Khosrowshahi	Director	February 21, 2020
Golnar Khosrowshahi

/s/ Carlos Alberto Sicupira	Director	February 21, 2020
Carlos Alberto Sicupira

/s/ Joao M. Castro-Neves	Director	February 21, 2020
Joao M. Castro-Neves

/s/ Roberto Thompson Motta	Director	February 21, 2020
Roberto Thompson Motta

/s/ Alexandre Van Damme	Director	February 21, 2020
Alexandre Van Damme