Form 10-Q
period 2020-03-31
Restaurant Brands International Inc.
filed 2020-05-01
CIK 1618756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2020, there were 300,161,676 common shares of the Registrant outstanding.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data)
(Unaudited)

	As of
	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,498	$1,533
Accounts and notes receivable, net of allowance of $16 and $13, respectively	414	527
Inventories, net	85	84
Prepaids and other current assets	62	52
Total current assets	3,059	2,196
Property and equipment, net of accumulated depreciation and amortization of $751 and $746, respectively	1,939	2,007
Operating lease assets, net	1,115	1,176
Intangible assets, net	10,085	10,563
Goodwill	5,376	5,651
Net investment in property leased to franchisees	49	48
Other assets, net	1,006	719
Total assets	$22,629	$22,360
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$484	$644
Other accrued liabilities	779	790
Gift card liability	106	168
Current portion of long term-debt and finance leases	103	101
Total current liabilities	1,472	1,703
Long-term debt, net of current portion	12,822	11,759
Finance leases, net of current portion	283	288
Operating lease liabilities, net of current portion	1,039	1,089
Other liabilities, net	1,774	1,698
Deferred income taxes, net	1,487	1,564
Total liabilities	18,877	18,101
Shareholders’ equity:
Common shares, no par value; unlimited shares authorized at March 31, 2020 and December 31, 2019; 299,767,716 shares issued and outstanding at March 31, 2020; 298,281,081 shares issued and outstanding at December 31, 2019	2,537	2,478
Retained earnings	761	775
Accumulated other comprehensive income (loss)	(1,113)	(763)
Total Restaurant Brands International Inc. shareholders’ equity	2,185	2,490
Noncontrolling interests	1,567	1,769
Total shareholders’ equity	3,752	4,259
Total liabilities and shareholders’ equity	$22,629	$22,360

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Sales	$503	$522
Franchise and property revenues	722	744
Total revenues	1,225	1,266
Operating costs and expenses:
Cost of sales	399	406
Franchise and property expenses	126	133
Selling, general and administrative expenses	325	312
(Income) loss from equity method investments	2	(2)
Other operating expenses (income), net	(16)	(17)
Total operating costs and expenses	836	832
Income from operations	389	434
Interest expense, net	119	132
Income before income taxes	270	302
Income tax expense	46	56
Net income	224	246
Net income attributable to noncontrolling interests (Note 12)	80	111
Net income attributable to common shareholders	$144	$135
Earnings per common share
Basic	$0.48	$0.53
Diluted	$0.48	$0.53
Weighted average shares outstanding
Basic	299	252
Diluted	469	467
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$224	$246

Foreign currency translation adjustment	(751)	159
Net change in fair value of net investment hedges, net of tax of $(106) and $26	411	(76)
Net change in fair value of cash flow hedges, net of tax of $79 and $12	(214)	(34)
Amounts reclassified to earnings of cash flow hedges, net of tax of $(4) and $0	11	(1)
Other comprehensive income (loss)	(543)	48
Comprehensive income (loss)	(319)	294
Comprehensive income (loss) attributable to noncontrolling interests	(113)	133
Comprehensive income (loss) attributable to common shareholders	$(206)	$161
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(In millions of U.S. dollars, except shares and per share data)
(Unaudited)

	Issued Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2019	298,281,081	$2,478	$775	(763)	$1,769	$4,259
Stock option exercises	1,053,264	30	—	—	—	30
Share-based compensation	—	19	—	—	—	19
Issuance of shares	255,325	6	—	—	—	6
Dividends declared ($0.52 per share)	—	—	(156)	—	—	(156)
Dividend equivalents declared on restricted stock units	—	2	(2)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.52 per unit)	—	—	—	—	(86)	(86)
Exchange of Partnership exchangeable units for RBI common shares	178,046	2	—	—	(2)	—
Restaurant VIE contributions (distributions)	—	—	—	—	(1)	(1)
Net income	—	—	144	—	80	224
Other comprehensive income (loss)	—	—	—	(350)	(193)	(543)
Balances at March 31, 2020	299,767,716	$2,537	$761	$(1,113)	$1,567	$3,752

	Issued Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2018	251,532,493	$1,737	$674	$(800)	$2,007	$3,618
Cumulative effect adjustment	—	—	12	—	9	21
Stock option exercises	2,019,620	42	—	—	—	42
Share-based compensation	—	22	—	—	—	22
Issuance of shares	134,809	7	—	—	—	7
Dividends declared ($0.50 per share)	—	—	(127)	—	—	(127)
Dividend equivalents declared on restricted stock units	—	2	(2)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.50 per unit)	—	—	—	—	(104)	(104)
Exchange of Partnership exchangeable units for RBI common shares	141,190	2	—	(1)	(1)	—
Net income	—	—	135	—	111	246
Other comprehensive income (loss)	—	—	—	26	22	48
Balances at March 31, 2019	253,828,112	$1,812	$692	$(775)	$2,044	$3,773
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$224	$246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45	47
Amortization of deferred financing costs and debt issuance discount	6	7
(Income) loss from equity method investments	2	(2)
(Gain) loss on remeasurement of foreign denominated transactions	(8)	(15)
Net (gains) losses on derivatives	(6)	(20)
Share-based compensation expense	19	22
Deferred income taxes	(31)	38
Other	(4)	3
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	94	14
Inventories and prepaids and other current assets	(13)	(13)
Accounts and drafts payable	(136)	(69)
Other accrued liabilities and gift card liability	(67)	(126)
Tenant inducements paid to franchisees	(3)	—
Other long-term assets and liabilities	14	22
Net cash provided by operating activities	136	154
Cash flows from investing activities:
Payments for property and equipment	(19)	(5)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	4	4
Settlement/sale of derivatives, net	12	11
Other investing activities, net	—	1
Net cash (used for) provided by investing activities	(3)	11
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term debt	1,085	—
Repayments of long-term debt and finance leases	(25)	(23)
Payment of dividends on common shares and distributions on Partnership exchangeable units	(232)	(207)
Proceeds from stock option exercises	30	42
(Payments) proceeds from derivatives	(2)	5
Other financing activities, net	(1)	1
Net cash provided by (used for) financing activities	855	(182)
Effect of exchange rates on cash and cash equivalents	(23)	6
Increase (decrease) in cash and cash equivalents	965	(11)
Cash and cash equivalents at beginning of period	1,533	913
Cash and cash equivalents at end of period	$2,498	$902
Supplemental cash flow disclosures:
Interest paid	$104	$140
Income taxes paid	$48	$45
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Organization
Restaurant Brands International Inc. (the “Company”, “RBI”, “we”, “us” or “our”) was formed on August 25, 2014 and continued under the laws of Canada. The Company serves as the sole general partner of Restaurant Brands International Limited Partnership (“Partnership”). We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), fast food hamburgers principally under the Burger King® brand (“Burger King” or “BK”), and chicken under the Popeyes® brand (“Popeyes” or “PLK”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of March 31, 2020, we franchised or owned 4,925 Tim Hortons restaurants, 18,848 Burger King restaurants, and 3,336 Popeyes restaurants, for a total of 27,109 restaurants, and operate in more than 100 countries and U.S. territories. Approximately 100% of current system-wide restaurants are franchised.
All references to “$” or “dollars” are to the currency of the United States unless otherwise indicated. All references to “Canadian dollars” or “C$” are to the currency of Canada unless otherwise indicated.
COVID-19
The global crisis resulting from the spread of coronavirus (COVID-19) has had a substantial impact on our global restaurant operations for the three months ended March 31, 2020, which is expected to continue with the timing of recovery uncertain. During the three months ended March 31, 2020, many TH, BK and PLK restaurants were temporarily closed in certain countries and many of the restaurants that remained open had limited operations, such as Drive-thru, Takeout and Delivery (where applicable). This has continued into the second quarter of 2020.
Our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability, and financial stability. The financial impact of COVID-19 has had, and is expected to continue to have, an adverse effect on our franchisees’ liquidity and we are working closely with our franchisees to monitor and assist them with access to appropriate sources of liquidity in order to sustain their businesses throughout this crisis, such as the initiation of rent relief programs for eligible franchisees who lease property from us. See Note 4, Leases, for further information about the rent relief programs. Additionally, beginning in the second quarter of 2020, we are providing cash flow support by extending loans to eligible BK franchisees in the U.S. and advancing certain cash payments to eligible TH franchisees in Canada.
We cannot currently estimate the duration or future negative financial impact of the COVID-19 pandemic on our business, however, we expect that the COVID-19 pandemic will impact our results of operations for the three months ending June 30, 2020 more significantly than during the three months ended March 31, 2020. Ongoing material adverse effects of the COVID-19 pandemic on our franchisees for an extended period could negatively affect our operating results, including reductions in revenue and cash flow and could impact our impairment assessments of accounts receivable, intangible assets, long-lived assets or goodwill.
Note 2. Basis of Presentation and Consolidation
We have prepared the accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC and Canadian securities regulatory authorities on February 21, 2020.
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
Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As of March 31, 2020 and December 31, 2019, we determined that we are the primary beneficiary of 31 and 35 Restaurant VIEs, respectively, and accordingly, have consolidated the results of operations, assets and liabilities, and cash flows of these Restaurant VIEs in our Financial Statements. Material intercompany accounts and transactions have been eliminated in consolidation.
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
Note 3. New Accounting Pronouncements
Credit Losses – In June 2016, the Financial Accounting Standards Board ("FASB") issued guidance that requires companies to measure and recognize lifetime expected credit losses for certain financial instruments, including trade accounts receivable and net investments in direct financing and sales-type leases. Expected credit losses are estimated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This amendment was effective commencing in 2020, using a modified retrospective approach. The adoption of this new guidance did not have a material impact on our Financial Statements.
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
Accounting Relief for the Transition Away from LIBOR and Certain other Reference Rates – In March 2020, the FASB issued guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This amendment is effective as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by this new guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationships. We are currently evaluating the impact that the adoption of this new guidance will have on our Financial Statements.
Note 4. Leases
During the three months ended March 31, 2020, we initiated a rent relief program for eligible TH franchisees in Canada who lease property from us (the “TH rent relief program”) and also initiated a rent relief program effective April 1, 2020 for eligible BK franchisees in the U.S. and Canada who lease property from us (the "BK rent relief program" and together with the TH rent relief program, the “rent relief programs”). Under the rent relief programs, we temporarily converted the rent structure from a combination of fixed plus variable rent to 100% variable rent. While in effect, these programs will result in a reduction in our property revenues.
In April 2020, the FASB staff issued interpretive guidance that indicated it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Accounting Standards Codification Topic 842, Leases ("ASC 842"), as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in ASC 842 to those contracts. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee.
We have elected to apply this interpretive guidance to the rent relief programs, and have assumed that enforceable rights and obligations for those concessions exist in the lease contract. As such, starting on the effective dates indicated above, we began recognizing reductions in rents arising from the rent relief programs as reductions in variable lease payments. This election will continue while our rent relief program is in effect.
Property revenues are comprised primarily of lease income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	Three months ended March 31, 2020	Three months ended March 31, 2019
Lease income - operating leases
Minimum lease payments	$112	$111
Variable lease payments	63	84
Amortization of favorable and unfavorable income lease contracts, net	2	2
Subtotal - lease income from operating leases	177	197
Earned income on direct financing leases	1	2
Total property revenues	$178	$199

Note 5. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between December 31, 2019 and March 31, 2020 (in millions):

Contract Liabilities	TH	BK	PLK	Consolidated
Balance at December 31, 2019	$64	$449	$28	$541
Recognized during period and included in the contract liability balance at the beginning of the year	(2)	(30)	(1)	(33)
Increase, excluding amounts recognized as revenue during the period	2	6	3	11
Impact of foreign currency translation	(3)	(4)	—	(7)
Balance at March 31, 2020	$61	$421	$30	$512

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2020 (in millions):

Contract liabilities expected to be recognized in	TH	BK	PLK	Consolidated
Remainder of 2020	$6	$26	$2	$34
2021	8	33	2	43
2022	7	32	2	41
2023	7	31	2	40
2024	6	30	2	38
Thereafter	27	269	20	316
Total	$61	$421	$30	$512

Disaggregation of Total Revenues
Total revenues consist of the following (in millions):

	Three Months Ended March 31,
	2020	2019
Sales	$503	$522
Royalties	526	528
Property revenues	178	199
Franchise fees and other revenue	18	17
Total revenues	$1,225	$1,266

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
The following table summarizes the basic and diluted earnings per share calculations (in millions, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income attributable to common shareholders - basic	$144	$135
Add: Net income attributable to noncontrolling interests	80	111
Net income available to common shareholders and noncontrolling interests - diluted	$224	$246

Denominator:
Weighted average common shares - basic	299	252
Exchange of noncontrolling interests for common shares (Note 12)	165	208
Effect of other dilutive securities	5	7
Weighted average common shares - diluted	469	467

Basic earnings per share (a)	$0.48	$0.53
Diluted earnings per share (a)	$0.48	$0.53
Anti-dilutive securities outstanding	8	5

(a) Earnings per share may not recalculate exactly as it is calculated based on unrounded numbers.

Note 7. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	March 31, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$706	$(230)	$476	$720	$(225)	$495
Favorable leases	119	(62)	57	127	(65)	62
Subtotal	825	(292)	533	847	(290)	557
Indefinite lived intangible assets:
Tim Hortons brand	$6,090	$—	$6,090	$6,534	$—	$6,534
Burger King brand	2,107	—	2,107	2,117	—	2,117
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Subtotal	9,552	—	9,552	10,006	—	10,006
Intangible assets, net			$10,085			$10,563

Goodwill
Tim Hortons segment	$3,935			$4,207
Burger King segment	595			598
Popeyes segment	846			846
Total	$5,376			$5,651

Amortization expense on intangible assets totaled $11 million for the three months ended March 31, 2020 and 2019. The change in the brands and goodwill balances during the three months ended March 31, 2020 was due to the impact of foreign currency translation.
Note 8. Equity Method Investments
The aggregate carrying amount of our equity method investments was $234 million and $266 million as of March 31, 2020 and December 31, 2019, respectively, and is included as a component of Other assets, net in our accompanying condensed consolidated balance sheets. TH and BK both have equity method investments. PLK does not have any equity method investments.
With respect to our TH business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $2 million during the three months ended March 31, 2020 and 2019.
The aggregate market value of our 15.4% equity interest in Carrols Restaurant Group, Inc. (“Carrols”) based on the quoted market price on March 31, 2020 was approximately $17 million. The aggregate market value of our 9.8% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on March 31, 2020 was approximately $39 million. We have evaluated recent declines in the market value of these equity method investments as a result of COVID-19 and we concluded these declines are not other than temporary and as such no impairments have been recognized at March 31, 2020. No quoted market prices are available for our other equity method investments.

We have equity interests in entities that own or franchise Tim Hortons or Burger King restaurants. Franchise and property revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended March 31,
	2020	2019
Revenues from affiliates:
Royalties	$73	$78
Property revenues	8	8
Franchise fees and other revenue	3	3
Total	$84	$89

We recognized $4 million of rent expense associated with the TIMWEN Partnership during the three months ended March 31, 2020 and 2019.
At March 31, 2020 and December 31, 2019, we had $42 million and $47 million, respectively, of accounts receivable, net from our equity method investments which were recorded in Accounts and notes receivable, net in our condensed consolidated balance sheets.
Note 9. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	March 31, 2020	December 31, 2019
Current:
Dividend payable	$242	$232
Interest payable	93	71
Accrued compensation and benefits	36	57
Taxes payable	147	126
Deferred income	28	35
Accrued advertising expenses	47	40
Restructuring and other provisions	8	8
Current portion of operating lease liabilities	120	126
Other	58	95
Other accrued liabilities	$779	$790
Noncurrent:
Taxes payable	$575	$579
Contract liabilities	512	541
Derivatives liabilities	461	341
Unfavorable leases	91	103
Accrued pension	64	65
Deferred income	30	25
Other	41	44
Other liabilities, net	$1,774	$1,698

Note 10. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	March 31, 2020	December 31, 2019
Term Loan B (due November 19, 2026)	$5,337	$5,350
Term Loan A (due October 7, 2024)	745	750
Revolving Credit Facility (due October 7, 2024)	995	—
2017 4.25% Senior Notes (due May 15, 2024)	1,500	1,500
2019 3.875% Senior Notes (due January 15, 2028)	750	750
2017 5.00% Senior Notes (due October 15, 2025)	2,800	2,800
2019 4.375% Senior Notes (due January 15, 2028)	750	750
TH Facility and other	163	81
Less: unamortized deferred financing costs and deferred issue discount	(142)	(148)
Total debt, net	12,898	11,833
Less: current maturities of debt	(76)	(74)
Total long-term debt	$12,822	$11,759

Credit Facilities
During the three months ended March 31, 2020, we drew $995 million on our senior secured revolving credit facility (the "Revolving Credit Facility") and, as of March 31, 2020, we had $995 million outstanding under our Revolving Credit Facility with an interest rate of 2.05%, $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability under our Revolving Credit Facility was $3 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
On April 2, 2020, two of our subsidiaries (the "Borrowers") entered into a fifth amendment (the "Fifth Amendment") to the credit agreement (the "Credit Agreement") governing our senior secured term loan facilities (the "Term Loan Facilities") and Revolving Credit Facility. The Fifth Amendment provides the Borrowers with the option to comply with a $1,000 million minimum liquidity covenant in lieu of the 6.50:1.00 net first lien senior secured leverage ratio financial maintenance covenant for the period after June 30, 2020 and prior to September 30, 2021. There were no other material changes to the terms of the Credit Agreement.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by three of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. During the three months ended March 31, 2020, we drew down the remaining availability of C$125 million under the TH Facility and, as of March 31, 2020, we had outstanding C$225 million under the TH Facility with a weighted average interest rate of 3.06%.
2020 Senior Notes
On April 7, 2020, the Borrowers entered into an indenture (the "2020 5.75% Senior Notes Indenture") in connection with the issuance of $500 million of 5.75% first lien notes due April 15, 2025 (the "2020 5.75% Senior Notes"). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 2020 5.75% Senior Notes will be used for general corporate purposes.
Obligations under the 2020 5.75% Senior Notes are guaranteed on a senior secured basis, jointly and severally, by the Borrowers and substantially all of the Borrowers' Canadian and U.S. subsidiaries, including The TDL Group Corp., Burger King Worldwide, Inc., Popeyes Louisiana Kitchen, Inc. and substantially all of their respective Canadian and U.S. subsidiaries (the "Note Guarantors"). The 2020 5.75% Senior Notes are first lien senior secured obligations and rank equal in right of payment with all of the existing and future first lien senior debt of the Borrowers and Note Guarantors, including borrowings and guarantees of the Credit Facilities.
Our 2020 5.75% Senior Notes may be redeemed in whole or in part, on or after April 15, 2022 at the redemption prices set forth in the 2020 5.75% Senior Notes Indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 2020 5.75% Senior Notes Indenture also contains optional redemption provisions related to tender offers, change of control and equity offerings, among others.
Restrictions and Covenants
As of March 31, 2020, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility, and the indentures governing our Senior Notes.
Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of
	March 31, 2020	December 31, 2019
Fair value of our variable term debt and senior notes	$12,148	$12,075
Principal carrying amount of our variable term debt and senior notes	12,877	11,900

Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended March 31,
	2020	2019
Debt (a)	$113	$124
Finance lease obligations	5	5
Amortization of deferred financing costs and debt issuance discount	6	7
Interest income	(5)	(4)
Interest expense, net	$119	$132

(a)
Amount includes $21 million and $18 million benefit during the three months ended March 31, 2020 and 2019, respectively, related to the amortization of the Excluded Component as defined in Note 13, Derivatives.

Note 11. Income Taxes
Our effective tax rate was 16.8% for the three months ended March 31, 2020. The effective tax rate during this period reflects the amount and mix of income from multiple tax jurisdictions and the impact of internal financing arrangements.
Our effective tax rate was 18.7% for the three months ended March 31, 2019. The effective tax rate for this period was primarily a result of the mix of income from multiple tax jurisdictions and the impact of internal financing arrangements and stock option exercises. Benefits from stock option exercises reduced the effective tax rate by 4.1% for the three months ended March 31, 2019.

Note 12. Shareholders’ Equity
Noncontrolling Interests
The holders of Partnership exchangeable units held an economic interest of approximately 35.6% and 35.7% in Partnership common equity through the ownership of 165,329,153 and 165,507,199 Partnership exchangeable units as of March 31, 2020 and December 31, 2019, respectively.
During the three months ended March 31, 2020, Partnership exchanged 178,046 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. The exchanges represented increases in our ownership interest in Partnership and were accounted for as equity transactions, with no gain or loss recorded in the accompanying condensed consolidated statement of operations. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was cancelled concurrently with the exchange.
Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$199	$(19)	$(943)	$(763)
Foreign currency translation adjustment	—	—	(751)	(751)
Net change in fair value of derivatives, net of tax	197	—	—	197
Amounts reclassified to earnings of cash flow hedges, net of tax	11	—	—	11
Amounts attributable to noncontrolling interests	(74)	—	267	193
Balance at March 31, 2020	$333	$(19)	$(1,427)	$(1,113)

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
Interest Rate Swaps
At March 31, 2020, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our senior secured term loan facilities (the "Term Loan Facilities") beginning October 31, 2019 through the termination date of November 19, 2026. Additionally, at March 31, 2020, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
During 2019, we extended the term of our previous $3,500 million receive-variable, pay-fixed interest rate swaps to align the maturity date of the new interest rate swaps with the new maturity date of our Term Loan B. The extension of the term resulted in a de-designation and re-designation of the interest rate swaps and the swaps continue to be accounted for as a cash flow hedge for hedge accounting. In connection with the de-designation, we recognized a net unrealized loss of $213 million in AOCI and this amount gets reclassified into Interest expense, net as the original forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of March 31, 2020 that we expect to be reclassified into interest expense within the next 12 months is $51 million.

During 2015, we settled certain interest rate swaps and recognized a net unrealized loss of $85 million in AOCI at the date of settlement. This amount gets reclassified into Interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of March 31, 2020 that we expect to be reclassified into interest expense within the next 12 months is $12 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At March 31, 2020, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At March 31, 2020, we had outstanding fixed-to-fixed cross-currency rate swaps to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. These swaps are contracts to exchange quarterly fixed-rate interest payments we make on the Canadian dollar notional amount of C$6,754 million for quarterly fixed-rate interest payments we receive on the U.S. dollar notional amount of $5,000 million through the maturity date of June 30, 2023.
At March 31, 2020, we had outstanding cross-currency rate swaps in which we pay quarterly fixed-rate interest payments on the Euro notional value of €1,108 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $1,200 million. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge. During 2018, we extended the term of the swaps from March 31, 2021 to the maturity date of February 17, 2024. The extension of the term resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, at March 31, 2020, we also had outstanding cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $400 million, entered during 2018, and $500 million, entered during 2019, through the maturity date of February 17, 2024. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge.
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
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At March 31, 2020, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $83 million with maturities to April 2021. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2020	2019
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$(300)	$(44)
Forward-currency contracts	$7	$(2)
Derivatives designated as net investment hedges
Cross-currency rate swaps	$517	$(102)

(1)	We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended March 31,
		2020	2019
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$(15)	$(1)
Forward-currency contracts	Cost of sales	$—	$2

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended March 31,
		2020	2019
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$21	$18

	Fair Value as of
	March 31, 2020	December 31, 2019	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest rate	$—	$7	Other assets, net
Foreign currency	$5	$—	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	377	22	Other assets, net
Total assets at fair value	$382	$29

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	$461	$175	Other liabilities, net
Foreign currency	—	2	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	—	166	Other liabilities, net
Total liabilities at fair value	$461	$343

Note 14. Other Operating Expenses (Income), net
Other operating expenses (income), net consist of the following (in millions):

	Three Months Ended March 31,
	2020	2019
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$(2)	$3
Net losses (gains) on foreign exchange	(8)	(15)
Other, net	(6)	(5)
Other operating expenses (income), net	$(16)	$(17)

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
On October 5, 2018, a class action complaint was filed against Burger King Worldwide, Inc. (“BKW”) and Burger King Corporation (“BKC”) in the U.S. District Court for the Southern District of Florida by Jarvis Arrington, individually and on behalf of all others similarly situated. On October 18, 2018, a second class action complaint was filed against RBI, BKW and BKC in the U.S. District Court for the Southern District of Florida by Monique Michel, individually and on behalf of all others similarly situated. On October 31, 2018, a third class action complaint was filed against BKC and BKW in the U.S. District Court for the Southern District of Florida by Geneva Blanchard and Tiffany Miller, individually and on behalf of all others similarly situated. On November 2, 2018, a fourth class action complaint was filed against RBI, BKW and BKC in the U.S. District Court for the Southern District of Florida by Sandra Muster, individually and on behalf of all others similarly situated. These complaints allege that the defendants violated Section 1 of the Sherman Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Burger King franchisees are required to sign. Each plaintiff seeks injunctive relief and damages for himself or herself and other members of the class. On March 24, 2020, the Court granted BKC’s motion to dismiss for failure to state a claim and on April 20, 2020 the plaintiffs filed a motion for leave to amend their complaint. On April 27, 2020, BKC filed a motion opposing the motion for leave to amend.
In July 2019, a class action complaint was filed against The TDL Group Corp. (“TDL”) in the Supreme Court of British Columbia by Samir Latifi, individually and on behalf of all others similarly situated. The complaint alleges that TDL violated the Canadian Competition Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Tim Hortons franchisees are required to sign. The plaintiff seeks damages and restitution, on behalf of himself and other members of the class.
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
The following tables present revenues, by segment and by country (in millions):

	Three Months Ended March 31,
	2020	2019
Revenues by operating segment:
TH	$699	$749
BK	388	411
PLK	138	106
Total revenues	$1,225	$1,266

	Three Months Ended March 31,
	2020	2019
Revenues by country (a):
Canada	$632	$676
United States	450	444
Other	143	146
Total revenues	$1,225	$1,266

(a)	Only Canada and the United States represented 10% or more of our total revenues in each period presented.
Our measure of segment income is Adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax expense, and depreciation and amortization, adjusted to exclude the non-cash impact of share-based compensation and non-cash incentive compensation expense and (income) loss from equity method investments, net of cash distributions received from equity method investments, as well as other operating expenses (income), net. Other specifically identified costs associated with non-recurring projects are also excluded from Adjusted EBITDA, including Corporate restructuring and tax advisory fees related to the interpretation and implementation of comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act enacted by the U.S. government on December 22, 2017, including Treasury regulations issued and proposed between 2018 and 2020, and non-operational Office centralization and relocation costs in connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively. Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of operating performance or the performance of an acquired business. A reconciliation of segment income to net income consists of the following (in millions):

	Three Months Ended March 31,
	2020	2019
Segment income:
TH	$189	$237
BK	200	222
PLK	55	41
Adjusted EBITDA	444	500
Share-based compensation and non-cash incentive compensation expense	21	25
Corporate restructuring and tax advisory fees	1	6
Office centralization and relocation costs	—	4
Impact of equity method investments (a)	4	1
Other operating expenses (income), net	(16)	(17)
EBITDA	434	481
Depreciation and amortization	45	47
Income from operations	389	434
Interest expense, net	119	132
Income tax expense	46	56
Net income	$224	$246

(a)
Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 17. Subsequent Events
Dividends
On April 3, 2020, we paid a cash dividend of $0.52 per common share to common shareholders of record on March 16, 2020. On such date, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.52 per exchangeable unit to holders of record on March 16, 2020.
Subsequent to March 31, 2020, our board of directors declared a cash dividend of $0.52 per common share, which will be paid on June 30, 2020 to common shareholders of record on June 17, 2020. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.52 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
Fifth Amendment to the Credit Agreement and Issuance of 2020 Senior Notes
As discussed in Note 10, Long-Term Debt, on April 2, 2020, the Borrowers entered into the Fifth Amendment to the Credit Agreement and on April 7, 2020, the Borrowers entered into the 2020 5.75% Senior Notes Indenture in connection with the issuance of the 2020 5.75% Senior Notes.
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
Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with approximately $34 billion in annual system-wide sales and over 27,000 restaurants in more than 100 countries and U.S. territories as of March 31, 2020. Our Tim Hortons®, Burger King®, and Popeyes® brands have similar franchised business models with complementary daypart mixes and product platforms. Our three iconic brands are managed independently while benefiting from global scale and sharing of best practices.
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
COVID-19
The global crisis resulting from the spread of coronavirus (COVID-19) has had a substantial impact on our global restaurant operations for the three months ended March 31, 2020, which is expected to continue with the timing of recovery uncertain. System-wide sales growth, system-wide sales and comparable sales were also negatively impacted for the three months ended March 31, 2020 as a result of the impact of COVID-19. During the first quarter, substantially all TH, BK and PLK restaurants remained open in North America with limited operations, such as Drive-thru, Takeout and Delivery (where applicable) and that currently remains the case. In Latin America and in Asia Pacific, some markets have temporarily closed most restaurants and the restaurants that remain open across the region may have limited operations. However, Asia Pacific markets started temporarily closing restaurants earlier in the quarter and a number of those restaurants have been able to reopen, including in China. In Europe, the Middle East and Africa, several major markets including Italy, Spain, France and the United Kingdom have closed restaurants, and the restaurants that remain open across the region may have limited operations. Recently, in some European markets a small number of restaurants are also beginning to reopen with limited operations.

Our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability, and financial stability. The financial impact of COVID-19 has had, and is expected to continue to have, an adverse effect on our franchisees’ liquidity and we are working closely with our franchisees around the world to monitor and assist them with access to appropriate sources of liquidity in order to sustain their businesses throughout this crisis. During the three months ended March 31, 2020, we initiated a rent relief program for eligible TH franchisees in Canada who lease property from us and also initiated rent relief programs effective April 1, 2020 for eligible BK franchisees in the U.S. and Canada who lease property from us. While in effect, these programs will provide working capital support to franchisees and will result in a reduction in our property revenues. See Note 4 to the accompanying unaudited Condensed Consolidated Financial Statements.
Beginning in April 2020, we are providing cash flow support by extending loans to eligible BK franchisees in the U.S. and advancing certain cash payments to eligible TH franchisees in Canada. We have also temporarily deferred franchisee capital investment commitments for restaurant renovations and new restaurant development and will consider when to restart these as circumstances unfold. In addition, we have dedicated resources across all three of our brands to work one-on-one with restaurant owners and provide guidance and support to franchisees.
We cannot currently estimate the duration or future negative financial impact of the COVID-19 pandemic on our business, however, we expect that the COVID-19 pandemic will impact our system-wide sales growth, system-wide sales, comparable sales, results of operations and cash flows for the three months ending June 30, 2020 more significantly than in the first quarter of 2020.
Operating Metrics
We evaluate our restaurants and assess our business based on the following operating metrics:

•
System-wide sales growth refers to the percentage change in sales at all franchise restaurants and Company restaurants (referred to as system-wide sales) in one period from the same period in the prior year.

•
Comparable sales refers to the percentage change in restaurant sales in one period from the same prior year period for restaurants that have been open for 13 months or longer for TH and BK and 17 months or longer for PLK. Additionally, if a restaurant is closed for a significant portion of a month, the restaurant is excluded from the monthly comparable sales calculation.

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

•
Net restaurant growth refers to the net increase in restaurant count (openings, net of permanent closures) over a trailing twelve month period, divided by the restaurant count at the beginning of the trailing twelve month period.

These metrics are important indicators of the overall direction of our business, including trends in sales and the effectiveness of each brand’s marketing, operations and growth initiatives.
Recent Events and Factors Affecting Comparability
Tax Reform
In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revised the U.S. tax code generally effective January 1, 2018 by, among other changes, lowering the federal corporate income tax rate from 35% to 21%, limiting deductibility of interest expense and performance based incentive compensation and implementing a modified territorial tax system. As a Canadian entity, we generally would be classified as a foreign entity (and, therefore, a non-U.S. tax resident) under general rules of U.S. federal income taxation. However, we have subsidiaries subject to U.S. federal income taxation and therefore the Tax Act impacted our consolidated results of operations in 2019 and the current period, and is expected to continue to impact our consolidated results of operations in future periods.

We recorded $1 million and $6 million of costs during the three months ended March 31, 2020 and 2019, respectively, which are classified as selling, general and administrative expenses in our condensed consolidated statements of operations, arising primarily from professional advisory and consulting services associated with interpretation, analysis and corporate restructuring initiatives related to recently issued, final and proposed regulations and guidance issued by the U.S. Treasury, the IRS and state tax authorities in their ongoing efforts to interpret and implement the Tax Act and related state and local tax implications (“Corporate restructuring and tax advisory fees”).
In early April 2020, various final and proposed regulations were issued relating to the Tax Act. We are still reviewing these regulations and their potential effect.
Office Centralization and Relocation Costs
In connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively, we incurred certain non-operational expenses ("Office centralization and relocation costs") totaling $4 million during the three months ended March 31, 2019 consisting primarily of moving costs and relocation-driven compensation expenses, which are classified as selling, general and administrative expenses in our condensed consolidated statements of operations. We did not incur any Office centralization and relocation costs during the three months ended March 31, 2020 and do not expect to incur any additional Office centralization and relocation costs during 2020.
Results of Operations for the Three Months Ended March 31, 2020 and 2019
Tabular amounts in millions of U.S. dollars unless noted otherwise. Segment income may not calculate exactly due to rounding.

Consolidated	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2020	2019	Favorable / (Unfavorable)
Revenues:
Sales	$503	$522	$(19)	$(5)	$(14)
Franchise and property revenues	722	744	(22)	(9)	(13)
Total revenues	1,225	1,266	(41)	(14)	(27)
Operating costs and expenses:
Cost of sales	399	406	7	4	3
Franchise and property expenses	126	133	7	1	6
Selling, general and administrative expenses	325	312	(13)	2	(15)
(Income) loss from equity method investments	2	(2)	(4)	(1)	(3)
Other operating expenses (income), net	(16)	(17)	(1)	(1)	—
Total operating costs and expenses	836	832	(4)	5	(9)
Income from operations	389	434	(45)	(9)	(36)
Interest expense, net	119	132	13	—	13
Income before income taxes	270	302	(32)	(9)	(23)
Income tax expense	46	56	10	—	10
Net income	$224	$246	$(22)	$(9)	$(13)

(a)
We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

TH Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2020	2019	Favorable / (Unfavorable)
Revenues:
Sales	$465	$483	$(18)	$(5)	$(13)
Franchise and property revenues	234	266	(32)	(2)	(30)
Total revenues	699	749	(50)	(7)	(43)
Cost of sales	366	372	6	4	2
Franchise and property expenses	84	87	3	1	2
Segment SG&A	87	82	(5)	1	(6)
Segment depreciation and amortization (b)	26	26	—	—	—
Segment income (c)	189	237	(48)	(2)	(46)

(b)	Segment depreciation and amortization consists of depreciation and amortization included in cost of sales and franchise and property expenses.

(c)	TH segment income includes $2 million and $3 million of cash distributions received from equity method investments for the three months ended March 31, 2020 and 2019, respectively.

BK Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2020	2019	Favorable / (Unfavorable)
Revenues:
Sales	$17	$19	$(2)	$—	$(2)
Franchise and property revenues	371	392	(21)	(7)	(14)
Total revenues	388	411	(23)	(7)	(16)
Cost of sales	17	18	1	—	1
Franchise and property expenses	39	43	4	—	4
Segment SG&A	145	141	(4)	1	(5)
Segment depreciation and amortization (b)	12	13	1	—	1
Segment income (d)	200	222	(22)	(6)	(16)

(d)
BK segment income includes $1 million of cash distributions received from equity method investments for the three months ended March 31, 2019. No significant amounts were received for the three months ended March 31, 2020.

PLK Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2020	2019	Favorable / (Unfavorable)
Revenues:
Sales	$21	$20	$1	$—	$1
Franchise and property revenues	117	86	31	—	31
Total revenues	138	106	32	—	32
Cost of sales	16	16	—	—	—
Franchise and property expenses	3	3	—	—	—
Segment SG&A	66	49	(17)	—	(17)
Segment depreciation and amortization (b)	2	3	1	—	1
Segment income	55	41	14	—	14

	Three Months Ended March 31,
Key Business Metrics	2020	2019
System-wide sales growth
TH	(9.9)%	0.5%
BK	(3.0)%	8.2%
PLK	32.3%	6.8%
Consolidated	0.0%	6.4%
System-wide sales
TH	$1,382	$1,547
BK	$4,999	$5,289
PLK	$1,258	$955
Consolidated	$7,639	$7,791
Comparable sales
TH	(10.3)%	(0.6)%
BK	(3.7)%	2.2%
PLK	26.2%	0.6%

	As of March 31,
	2020	2019
Net restaurant growth
TH	1.2%	1.9%
BK	5.8%	5.7%
PLK	6.9%	6.6%
Consolidated	5.0%	5.1%
Restaurant count
TH	4,925	4,866
BK	18,848	17,823
PLK	3,336	3,120
Consolidated	27,109	25,809
Comparable Sales
TH comparable sales were (10.3)% during the three months ended March 31, 2020, including Canada comparable sales of (10.8)%.
BK comparable sales were (3.7)% during the three months ended March 31, 2020, including U.S. comparable sales of (6.5)%.
PLK comparable sales were 26.2% during the three months ended March 31, 2020, including U.S. comparable sales of 29.2%.

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
During the three months ended March 31, 2020, the decrease in sales was driven primarily by a decrease of $13 million in our TH segment, a decrease of $2 million in our BK segment, and an unfavorable FX Impact of $5 million, partially offset by an increase of $1 million in our PLK segment. The decrease in our TH segment was driven by a $21 million decrease in supply chain sales due to the decrease in system-wide sales, net of an increase in sales to retailers. The decrease in supply chain sales was partially offset by an increase of $8 million in Company restaurant revenue due to an increase in the number of Company restaurants. We currently expect that the COVID-19 pandemic will impact our system-wide sales and sales revenue for the three months ending June 30, 2020 more significantly than in the three months ended March 31, 2020.
During the three months ended March 31, 2020, the decrease in cost of sales was driven primarily by a decrease of $2 million in our TH segment, a decrease of $1 million in our BK segment, and a $4 million favorable FX Impact. The decrease in our TH segment was driven primarily by a decrease of $9 million in supply chain cost of sales due to a decrease in system-wide sales, net of an increase in sales to retailers and a $3 million charge to write-off paper cup inventory for the 2020 Roll Up the Rim promotion due to COVID-19. The decrease in supply chain cost of sales was partially offset by a $7 million increase in Company restaurant cost of sales due to an increase in the number of Company restaurants.
Franchise and Property
Franchise and property revenues consist primarily of royalties earned on franchise sales (including advertising fund revenues), rents from real estate leased or subleased to franchisees, franchise fees, and other revenue. Franchise and property expenses consist primarily of depreciation of properties leased to franchisees, rental expense associated with properties subleased to franchisees, amortization of franchise agreements, and bad debt expense (recoveries).
During the three months ended March 31, 2020, the decrease in franchise and property revenues was driven by a decrease of $30 million in our TH segment, a decrease of $14 million in our BK segment, and a $9 million unfavorable FX Impact, partially offset by an increase of $31 million in our PLK segment. The decrease in our TH segment was primarily driven by a decrease in rent and royalties from a decrease in system-wide sales and rent relief provided to eligible TH franchisees during the current period. The decrease in our BK segment was primarily driven by a decrease in royalties as a result of a decrease in system-wide sales. The increase in our PLK segment was primarily driven by an increase in royalties as a result of an increase in system-wide sales. We currently expect that the COVID-19 pandemic will impact our system-wide sales and, along with rent concessions provided to eligible TH and BK franchisees as a result of COVID-19, will impact our franchise and property revenue for the three months ending June 30, 2020 more significantly than in the three months ended March 31, 2020.
During the three months ended March 31, 2020, the decrease in franchise and property expenses was driven by a decrease of $2 million in our TH segment, a decrease of $4 million in our BK segment, and a $1 million favorable FX Impact.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended March 31,		Variance
			$	%
	2020	2019	Favorable / (Unfavorable)
Segment SG&A:
TH	$87	$82	$(5)	(6.1)%
BK	145	141	(4)	(2.8)%
PLK	66	49	(17)	(34.7)%
Share-based compensation and non-cash incentive compensation expense	21	25	4	16.0%
Depreciation and amortization	5	5	—	—%
Corporate restructuring and tax advisory fees	1	6	5	83.3%
Office centralization and relocation costs	—	4	4	100.0%
Selling, general and administrative expenses	$325	$312	$(13)	(4.2)%
NM - not meaningful
Segment selling, general and administrative expenses (“Segment SG&A”) include segment selling expenses, which consist primarily of advertising fund expenses, and segment general and administrative expenses, which are comprised primarily of salary and employee-related costs for non-restaurant employees, professional fees, information technology systems, and general overhead for our corporate offices. Segment SG&A excludes share-based compensation and non-cash incentive compensation expense, depreciation and amortization, Corporate restructuring and tax advisory fees, and Office centralization and relocation costs.
During the three months ended March 31, 2020, the increase in Segment SG&A in our PLK segment is primarily due to an increase in advertising fund expenses resulting from an increase in advertising fund revenue.
During the three months ended March 31, 2020, the decrease in share-based compensation and non-cash incentive compensation expense was primarily due to a decrease associated with equity award modifications from the prior year.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees, and basis difference amortization.
The change in (income) loss from equity method investments during the three months ended March 31, 2020 was primarily driven by a decrease in equity method investment net income that we recognized during the current year.

Other Operating Expenses (Income), net
Our other operating expenses (income), net were comprised of the following:

	Three Months Ended March 31,
	2020	2019
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$(2)	$3
Net losses (gains) on foreign exchange	(8)	(15)
Other, net	(6)	(5)
Other operating expenses (income), net	$(16)	$(17)
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings.
Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended March 31,
	2020	2019
Interest expense, net	$119	$132
Weighted average interest rate on long-term debt	4.6%	5.0%
During the three months ended March 31, 2020, interest expense, net decreased primarily due to a decrease in the weighted average interest rate in the current year driven by the decrease in interest rates and the 2019 refinancing of our senior secured debt.
Income Tax Expense
Our effective tax rate was 16.8% and 18.7% for the three months ended March 31, 2020 and 2019, respectively. The decrease in our effective tax rate primarily relates to changes to the relative amount and mix of our income from multiple tax jurisdictions and the impact of internal financing arrangements partly offset by a lower tax benefit from stock option exercises in the current quarter. The effective tax rate was reduced by 0.1% and 4.1% for the three months ended March 31, 2020 and 2019, respectively, as a result of benefits from stock option exercises. Additionally, there may be some quarter-to-quarter volatility of our effective tax rate in future quarters as our mix of income from multiple tax jurisdictions and related income forecasts change due to the potential effects of COVID-19.
Net Income
We reported net income of $224 million for the three months ended March 31, 2020, compared to net income of $246 million for the three months ended March 31, 2019. The decrease in net income is primarily due to a $48 million decrease in TH segment income, a $22 million decrease in BK segment income, a $3 million unfavorable change from the impact of equity method investments and a $1 million unfavorable change in the results from other operating expenses (income), net. These factors were partially offset by a $14 million increase in PLK segment income, a $13 million decrease in interest expense, net, a $10 million decrease in income tax expense, a $5 million decrease in Corporate restructuring and tax advisory fees, a $4 million decrease in Office Centralization and relocation costs, a $4 million decrease in share-based compensation and non-cash incentive compensation expense, and a $2 million decrease in depreciation and amortization. Amounts above include a total unfavorable FX Impact to net income of $9 million. We currently expect that the COVID-19 pandemic will impact our net income for the three months ending June 30, 2020 more significantly than the three months ended March 31, 2020.

Non-GAAP Reconciliations
The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. These non-GAAP measures do not have a standardized meaning under U.S. GAAP and may differ from similar captioned measures of other companies in our industry. We believe that these non-GAAP measures are useful to investors in assessing our operating performance, as they provide them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing these non-GAAP measures, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. EBITDA is defined as earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax expense, and depreciation and amortization and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA excluding the non-cash impact of share-based compensation and non-cash incentive compensation expense and (income) loss from equity method investments, net of cash distributions received from equity method investments, as well as other operating expenses (income), net. Other specifically identified costs associated with non-recurring projects are also excluded from Adjusted EBITDA, including Corporate restructuring and tax advisory fees related to the interpretation and implementation of the Tax Act, including Treasury regulations proposed and issued between 2018 and 2020, and non-operational Office centralization and relocation costs in connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively. Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of operating performance or the performance of an acquired business. Adjusted EBITDA, as defined above, also represents our measure of segment income for each of our three operating segments.

	Three Months Ended March 31,		Variance
			$	%
	2020	2019	Favorable / (Unfavorable)
Segment income:
TH	$189	$237	$(48)	(20.1)%
BK	200	222	(22)	(10.0)%
PLK	55	41	14	34.2%
Adjusted EBITDA	444	500	(56)	(11.2)%
Share-based compensation and non-cash incentive compensation expense	21	25	4	16.0%
Corporate restructuring and tax advisory fees	1	6	5	83.3%
Office centralization and relocation costs	—	4	4	100.0%
Impact of equity method investments (a)	4	1	(3)	NM
Other operating expenses (income), net	(16)	(17)	(1)	(5.9)%
EBITDA	434	481	(47)	(9.8)%
Depreciation and amortization	45	47	2	4.3%
Income from operations	389	434	(45)	(10.4)%
Interest expense, net	119	132	13	9.8%
Income tax expense	46	56	10	17.9%
Net income	$224	$246	$(22)	(8.9)%
NM - not meaningful

(a)
Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

The decrease in Adjusted EBITDA for 2020 reflects the decreases in segment income in our TH and BK segments, which includes $20 million related to the timing of advertising fund revenue and expenses, partially offset by an increase in our PLK segment.
The decrease in EBITDA for the three months ended March 31, 2020 is primarily due to decreases in segment income in our TH and BK segments and unfavorable results from the impact of equity method investments and other operating expenses (income), net in the current period, partially offset by an increase in segment income in our PLK segment, a decrease in Corporate restructuring and tax advisory fees, a decrease in share-based compensation and non-cash incentive compensation expense, and the non-recurrence of Office centralization and relocation costs in the current period.

We currently expect that the COVID-19 pandemic will impact segment income, Adjusted EBITDA and EBITDA for the three months ending June 30, 2020 more significantly than in the three months ended March 31, 2020.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand and cash generated by operations. We have used, and may in the future use, our liquidity to make required interest and/or principal payments, to repurchase our common shares, to repurchase Class B exchangeable limited partnership units of Partnership (“Partnership exchangeable units”), to voluntarily prepay and repurchase our or one of our affiliate’s outstanding debt, to fund our investing activities, and to pay dividends on our common shares and make distributions on the Partnership exchangeable units. As a result of our borrowings, we are highly leveraged. Our liquidity requirements are significant, primarily due to debt service requirements.
As of March 31, 2020, we had cash and cash equivalents of $2,498 million, working capital of $1,587 million and borrowing availability of $3 million under our senior secured revolving credit facility (the "Revolving Credit Facility"). During the three months ended March 31, 2020, we drew down $995 million on our Revolving Credit Facility and we also drew down the remaining availability of C$125 million under the TH Facility (defined below). Additionally, on April 7, 2020, two of our subsidiaries (the "Borrowers") entered into an indenture (the "2020 5.75% Senior Notes Indenture") in connection with the issuance of $500 million of 5.75% first lien notes due April 15, 2025 (the "2020 5.75% Senior Notes"). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 2020 5.75% Senior Notes will be used for general corporate purposes and are not reflected in cash and cash equivalents of $2,498 million as of March 31, 2020. Based on our current level of operations and available cash, we believe our cash flow from operations will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
Our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability, and financial stability. The financial impact of COVID-19 has had, and is expected to continue for an uncertain period to have, an adverse effect on our franchisees’ liquidity and we are working closely with our franchisees around the world to monitor and assist them with access to appropriate sources of liquidity in order to sustain their businesses throughout this crisis. Beginning in April 2020, we are providing cash flow support by extending loans to eligible BK franchisees in the U.S. and advancing certain cash payments to eligible TH franchisees in Canada. During the three months ended March 31, 2020, we initiated a rent relief program for eligible TH franchisees in Canada and extended payment terms for eligible TH franchisees in Canada and the U.S. who lease property from us and also initiated rent relief programs and extended payment terms effective April 1 for eligible BK franchisees in the U.S. and Canada who lease property from us. We have also temporarily deferred franchisee capital investment commitments for restaurant renovations and new restaurant development. These actions are expected to adversely affect our cash flow and financial results at least through the second quarter of 2020. In addition to these actions, we may decide to take additional steps to assist in the financial stabilization of our franchisees, which could impact our liquidity and our financial results.
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

Debt Instruments and Debt Service Requirements
As of March 31, 2020, our long-term debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our 2017 4.25% Senior Notes, 2019 3.875% Senior Notes, 2017 5.00% Senior Notes, 2019 4.375% Senior Notes and TH Facility (each as defined below), and obligations under finance leases. For further information about our long-term debt, see Note 10 to the accompanying unaudited condensed consolidated financial statements included in this report.
Credit Facilities
As of March 31, 2020, there was $6,082 million outstanding principal amount under our senior secured term loan facilities (the "Term Loan Facilities") with a weighted average interest rate of 2.68%. Based on the amounts outstanding under the Term Loan Facilities and LIBOR as of March 31, 2020, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $164 million in interest payments and $72 million in principal payments. In addition, based on LIBOR as of March 31, 2020, net cash settlements that we expect to pay on our $4,000 million interest rate swap are estimated to be approximately $57 million for the next twelve months.
On April 2, 2020, the Borrowers entered into a fifth amendment (the "Fifth Amendment") to the credit agreement (the "Credit Agreement") governing our Term Loan Facilities and Revolving Credit Facility. The Fifth Amendment provides the Borrowers with the option to comply with a $1,000 million minimum liquidity covenant in lieu of the 6.50:1.00 net first lien senior secured leverage ratio financial maintenance covenant for the period after June 30, 2020 and prior to September 30, 2021. There were no other material changes to the terms of the Credit Agreement.
The interest rate applicable to borrowings under our Term Loan A and Revolving Credit Facility is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (ii) a Eurocurrency rate, subject to a floor of 0.00%, plus an applicable margin varying between 0.75% to 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid. The interest rate applicable to borrowings under our Term Loan B is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75% or (ii) a Eurocurrency rate, subject to a floor of 0.00%, plus an applicable margin of 1.75%.
As of March 31, 2020, we had $995 million outstanding under our Revolving Credit Facility with an interest rate of 2.05%, had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $3 million. No principal payments are due on the Revolving Credit Facility until maturity. Based on the amounts outstanding under the Revolving Credit Facility and LIBOR as of March 31, 2020, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $23 million in interest payments. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
Senior Notes
The Borrowers are party to (i) an indenture (the “2017 4.25% Senior Notes Indenture”) in connection with the issuance of $1,500 million of 4.25% first lien senior notes due May 15, 2024 (the “2017 4.25% Senior Notes”), (ii) an indenture (the “2019 3.875% Senior Notes Indenture”) in connection with the issuance of $750 million of 3.875% first lien senior notes due January 15, 2028 (the “2019 3.875% Senior Notes”), (iii) an indenture (the “2017 5.00% Senior Notes Indenture”) in connection with the issuance of $2,800 million of 5.00% second lien senior notes due October 15, 2025 (the “2017 5.00% Senior Notes”), and (iv) an indenture (the “2019 4.375% Senior Notes Indenture” and together with the above indentures the "Senior Notes Indentures") in connection with the issuance of $750 million of 4.375% second lien senior notes due January 15, 2028 (the “2019 4.375% Senior Notes”). No principal payments are due on the 2017 4.25% Senior Notes, 2019 3.875% Senior Notes, 2017 5.00% Senior Notes and 2019 4.375% Senior Notes until maturity and interest is paid semi-annually.
Based on the amounts outstanding at March 31, 2020, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $266 million in interest payments.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by three of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of March 31, 2020, we had outstanding C$225 million under the TH Facility with a weighted average interest rate of 3.06%.

Based on the amounts outstanding under the TH Facility as of March 31, 2020, required debt service for the next twelve months is estimated to be approximately $5 million in interest payments and $4 million in principal payments.
Restrictions and Covenants
As of March 31, 2020, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility, and the Senior Notes Indentures.
Cash Dividends
On April 3, 2020, we paid a dividend of $0.52 per common share and Partnership made a distribution in respect of each Partnership exchangeable unit in the amount of $0.52 per Partnership exchangeable unit.
Our board of directors has declared a cash dividend of $0.52 per common share, which will be paid on June 30, 2020 to common shareholders of record on June 17, 2020. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.52 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
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
Outstanding Security Data
As of April 24, 2020, we had outstanding 300,161,676 common shares and one special voting share. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of the Company, holders of our common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and our outstanding equity awards, see Note 15 to the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and Canadian securities regulatory authorities on February 21, 2020.
There were 164,935,193 Partnership exchangeable units outstanding as of April 24, 2020. During the three months ended March 31, 2020, Partnership exchanged 178,046 Partnership exchangeable units pursuant to exchange notices received. Since December 12, 2015, the holders of Partnership exchangeable units have had the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership to determine to settle any such exchange for a cash payment in lieu of our common shares.
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $136 million for the three months ended March 31, 2020, compared to $154 million during the same period in the prior year. The decrease in cash provided by operating activities was driven by a decrease in TH segment income and a decrease in BK segment income. These factors were partially offset by a decrease in interest payments and an increase in PLK segment income.
Investing Activities
Cash used for investing activities was $3 million for the three months ended March 31, 2020, compared to $11 million of cash provided from investing activities during the same period in the prior year. The change in investing activities was driven by an increase in capital expenditures during the current period.
Financing Activities
Cash provided by financing activities was $855 million for the three months ended March 31, 2020, compared to $182 million of cash used for financing activities during the same period in the prior year. The change in financing activities was driven primarily by proceeds from the draw down on our Revolving Credit Facility and proceeds from the draw down on the remaining availability under the TH Facility, partially offset by an increase in RBI common share dividends and distributions on Partnership exchangeable units and a decrease in proceeds from stock option exercises.

Contractual Obligations and Commitments
Except as described herein, there were no material changes to our contractual obligations, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC and Canadian securities regulatory authorities on February 21, 2020, other than the following.
During the three months ended March 31, 2020, we drew down $995 million on our Revolving Credit Facility and we also drew down the remaining availability of C$125 million under the TH Facility. Additionally, on April 7, 2020, we obtained the proceeds from the 2020 5.75% Senior Notes. Each of these terms is defined and described above. The following table provides contractual obligations as of March 31, 2020 and an update as of April 7, 2020, which reflects all of the debt transactions disclosed above, of the contractual obligations under our Credit Facilities, senior notes and other long term debt presented in our Annual Report on Form 10-K for the year ended December 31, 2019.

		Payment Due by Period as of April 7, 2020
Contractual Obligations	Total as of March 31, 2020	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(In millions)
Credit Facilities, including interest (a)	$8,203	$8,203	$259	$522	$2,124	$5,298
Senior Notes, including interest (b)	7,320	7,965	294	589	2,033	5,049
Other long term debt	186	186	9	24	36	117

(a)	We have estimated our interest payments through the maturity of our Credit Facilities based on LIBOR as of March 31, 2020.

(b)	Amounts included herein for the Senior Notes exclude amounts for the Tim Hortons Notes.
Critical Accounting Policies and Estimates
For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2020. Additionally, see the “COVID-19” section of Note 1 to the accompanying unaudited Condensed Consolidated Financial Statements for a discussion about the potential impact of the COVID-19 pandemic on asset impairment assessments.
New Accounting Pronouncements
See Note 3 – New Accounting Pronouncements in the notes to the accompanying unaudited condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the three months ended March 31, 2020 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC and Canadian securities regulatory authorities on February 21, 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of March 31, 2020. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
The Company’s management, including the CEO and CFO, confirm there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Special Note Regarding Forward-Looking Statements
Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) the effects of the COVID-19 pandemic on our results of operations, business, liquidity and prospects and those of our franchisees, (ii) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (iii) our efforts to assist restaurant owners in maintaining liquidity; (iv) the amount and timing of additional Corporate restructuring and tax advisory fees related to the Tax Act and Office centralization and relocation costs; (v) certain tax matters, including the impact of the Tax Act on future periods; (vi) the amount of net cash settlements we expect to pay on our derivative instruments; and (vii) certain accounting matters.
Our forward-looking statements, included in this report and elsewhere, represent management’s expectations as of the date that they are made. Our forward-looking statements are based on assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our customers to purchase our products and supply chain, such as the effects of the COVID-19 pandemic, inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our relationship with, and the success of, our franchisees and risks related to our fully franchised business model; (4) our franchisees’ financial stability and their ability to access and maintain the liquidity necessary to operate their businesses; (5) supply chain operations; (6) our ownership and leasing of real estate; (7) the effectiveness of our marketing and advertising programs and franchisee support of these programs; (8) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (9) our ability to successfully implement our domestic and international growth strategy for our brands and risks related to our international operations; (10) our reliance on master franchisees and subfranchisees to accelerate restaurant growth; (11) the ability of the counterparties to our credit facilities and derivatives to fulfill their commitments and/or obligations; and (12) changes in applicable tax laws or interpretations thereof, and risks related to the complexity of the Tax Act and our ability to accurately interpret and predict its impact on our financial condition and results.
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
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC and Canadian securities regulatory authorities on February 21, 2020, as well as other materials that we from time to time file with, or furnish to, the SEC or file with Canadian securities regulatory authorities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Part II – Other Information
Item 1A. Risk Factors
The below updates the risk factor included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2020.
Our results can be adversely affected by unforeseen events, such as adverse weather conditions, natural disasters, terrorist attacks or threats, pandemics, such as the COVID-19 pandemic, or other catastrophic events.
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
In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected workforces, customers, consumer sentiment, economies and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of our markets. As a result of COVID-19, we and our franchisees have experienced significant store closures and instances of reduced store-level operations, including reduced operating hours and dining-room closures. As of the end of April 2020, our restaurants in the U.S. and Canada have closed dine-in operations, continuing to offer drive-thru, delivery and take-out where possible, sometimes with limited hours, several markets in Europe (including France, Italy, Spain and the United Kingdom) have closed all restaurants, and many other international markets also have limited operations. As a result, restaurant traffic and system-wide sales have been significantly negatively impacted.
Our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability, and financial stability. The impact of COVID-19 has, and is expected to continue to have, an adverse effect on our franchisees’ liquidity. As a result, we are providing cash flow support by extending loans to eligible BK franchisees in the U.S. and advancing certain cash payments to eligible TH franchisees in Canada. For approximately 3,700 eligible locations where we have property control at Tim Hortons in Canada and Burger King in the United States and Canada, we have temporarily converted our rent structure from a combination of fixed plus variable rent to 100% variable rent, which provides relief in the face of declining sales. In addition, we have deferred rent payments for up to 45 days for certain other franchisees. These actions are expected to adversely affect our cash flow and financial results in the upcoming quarters. In addition to these actions, we may decide to take additional steps to assist in the financial stabilization of our franchisees, which could impact our liquidity and our financial results. In addition, we are delaying the capital expenditure obligations of our franchisees relating to new restaurants, remodels and significant equipment deployments, which could adversely affect our growth once the COVID-19 pandemic has passed. To the extent that our franchisees experience financial distress, it could negatively affect (i) our operating results as a result of delayed or reduced payments of royalties, advertising fund contributions and rents for properties we lease to them or claims under our lease guarantees, (ii) our future revenue, earnings and cash flow growth and (iii) our financial condition.
COVID-19 or other events could lead to delays or interruptions in the delivery of food or other supplies to our franchised restaurants arising from delays or restrictions on shipping and/or manufacturing, closures of supplier or distributor facilities or financial distress or insolvency of suppliers or distributors and also could lead to difficulties in maintaining appropriate staffing of restaurants. Food distributors and suppliers often operate with thin margins and therefore may be more vulnerable to governmental actions which result in significantly reduced activity or to general economic downturns. As of December 31, 2019, four distributors serviced approximately 92% of BK restaurants in the U.S. and five distributors serviced approximately 85% of PLK restaurants in the U.S. Consequently, our operations could be adversely affected if any of these distributors were unable to fulfill their responsibilities and we were unable to locate a substitute distributor in a timely manner. In addition, as COVID-19 may be transmitted through human contact, the risk or perceived risk of contracting COVID-19 could adversely affect the ability, or the cost, of staffing restaurants, which could be exacerbated to the extent that we or our franchisees have employees who test positive for the virus.
We cannot predict the duration or scope of the COVID-19 pandemic or when operations will cease to be affected by it. Furthermore, we cannot predict the effects that actual or threatened armed conflicts, terrorist attacks, efforts to combat terrorism or heightened security requirements will have on our future operations. Because a significant portion of our restaurant operating costs are fixed or semi-fixed in nature, the loss of sales during these periods hurts our and our franchisees’ operating margins and can result in restaurant operating losses and our loss of royalties. We expect the COVID-19 pandemic to negatively impact our financial results and based on the duration and scope, such impact could be material.

Item 5. Other Information

Item 5.02 Departure of Directors or Certain Officers; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

(e)
On January 21, 2020, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved an increase in the base salary of Matthew Dunnigan, our Chief Financial Officer, from $480,000 to $550,000.

On January 21, 2020, the Compensation Committee approved the 2020 Annual Bonus Program on substantially the same terms as the 2018 Annual Bonus Program, as described in our quarterly report on Form 10-Q for the three months ended March 31, 2018.

Pursuant to RBI’s Bonus Swap Program, RBI provides eligible employees, including its named executive officers, or NEOs, the ability to invest 25% or 50% of their net cash bonus into RBI common shares (“Investment Shares”) and leverage the investment through the issuance of matching restricted share units (“RSUs”). The terms of the 2019 Bonus Swap Program are substantially the same as the terms of the 2015 Bonus Swap Program, which are described in our quarterly report on Form 10-Q for the three months ended March 31, 2016. All of RBI’s NEOs elected to participate in the 2019 Bonus Swap Program at the 50% level. The matching RSUs will cliff vest on December 31, 2024. All of the matching RSUs will be forfeited if an NEO’s service (including service on the Board of Directors of RBI) is terminated for any reason (other than death or disability) prior to December 31, 2021. If an NEO sells more than 50% of the Investment Shares before the vesting date, he or she will forfeit 100% of the matching RSUs. An NEO who sells 50% or less of the Investment Shares before the vesting date will forfeit 50% of the matching RSUs and a proportional amount of the remaining matching RSUs.

On January 21, 2020, the Compensation Committee approved a grant of 50,000 stock options to Matthew Dunnigan, our Chief Financial Officer and 25,000 stock options to Jill Granat, our General Counsel. The stock options cliff vest on February 21, 2025 and the exercise price is $66.31.

On January 21, 2020, the Compensation Committee approved discretionary awards of 250,000, 200,000, 50,000 and 25,000 performance based RSUs, or “PBRSUs”, to Messrs. Cil, Kobza, and Dunnigan and Ms. Granat, respectively. The performance measure for purposes of determining the number of units earned by Messrs. Cil and Kobza is Tim Hortons Canada’s annual year over year growth of same store sales for 2020 and 2021. If at the end of the two-year performance period, the threshold performance has not been achieved, the performance period will be extended for an additional year, and a 20% reduction to the payout will apply. The Compensation Committee established a 50% performance threshold below which no shares are earned and a 200% maximum performance level. If achievement falls between the threshold level and the target level or between the target level and the maximum level, the number of shares earned by Messrs. Cil, and Kobza would be calculated on a linear basis. Once earned, the PBRSUs will cliff vest on February 21, 2025. In addition, if an executive’s service to RBI is terminated (other than due to death or disability) prior to February 21, 2023, he or she will forfeit the entire award. A copy of the form of Performance Award Agreement between RBI and each of the NEOs is filed herewith as Exhibit 10.73. This summary is qualified in its entirety to the full text of the Performance Award Agreement.

The performance measure for purposes of determining the number of units earned by Mr. Dunnigan and Ms. Granat is the same as the PBRSUs granted in February 2019 as described in our quarterly report on Form 10-Q for the three months ended March 31, 2019.

Jose Cil, our Chief Executive Officer, has voluntarily elected to forgo half of his salary compensation for the six months ending September 30, 2020.  The Company will redirect his forgone salary to be contributed among the foundations established by each of our brands to assist with COVID-19 relief.

Item 6. Exhibits

Exhibit Number	Description

10.72
Purchase Agreement, dated as of April 2, 2020, among JP Morgan Securities LLC, as representative of the Initial Purchasers (as defined therein), the Issuers (as defined therein) and the Guarantors (as defined therein).

10.73	Form of Performance Award Agreement (TH) under the Amended and Restated 2014 Omnibus Plan

31.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESTAURANT BRANDS INTERNATIONAL INC. (Registrant)

Date: May 1, 2020	By:	/s/ Matthew Dunnigan
		Name:	Matthew Dunnigan
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)