Form 10-Q
period 2020-06-30
Restaurant Brands International Inc.
filed 2020-08-06
CIK 1618756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2020, there were 303,113,259 common shares of the Registrant outstanding.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data)
(Unaudited)

	As of
	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,540	$1,533
Accounts and notes receivable, net of allowance of $41 and $13, respectively	520	527
Inventories, net	96	84
Prepaids and other current assets	71	52
Total current assets	2,227	2,196
Property and equipment, net of accumulated depreciation and amortization of $793 and $746, respectively	1,958	2,007
Operating lease assets, net	1,117	1,176
Intangible assets, net	10,288	10,563
Goodwill	5,498	5,651
Net investment in property leased to franchisees	62	48
Other assets, net	866	719
Total assets	$22,016	$22,360
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$470	$644
Other accrued liabilities	596	790
Gift card liability	112	168
Current portion of long-term debt and finance leases	106	101
Total current liabilities	1,284	1,703
Long-term debt, net of current portion	12,310	11,759
Finance leases, net of current portion	299	288
Operating lease liabilities, net of current portion	1,046	1,089
Other liabilities, net	1,810	1,698
Deferred income taxes, net	1,415	1,564
Total liabilities	18,164	18,101
Shareholders’ equity:
Common shares, no par value; Unlimited shares authorized at June 30, 2020 and December 31, 2019; 302,623,813 shares issued and outstanding at June 30, 2020; 298,281,081 shares issued and outstanding at December 31, 2019	2,602	2,478
Retained earnings	708	775
Accumulated other comprehensive income (loss)	(1,025)	(763)
Total Restaurant Brands International Inc. shareholders’ equity	2,285	2,490
Noncontrolling interests	1,567	1,769
Total shareholders’ equity	3,852	4,259
Total liabilities and shareholders’ equity	$22,016	$22,360

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Sales	$406	$589	$909	$1,111
Franchise and property revenues	642	811	1,364	1,555
Total revenues	1,048	1,400	2,273	2,666
Operating costs and expenses:
Cost of sales	339	453	738	859
Franchise and property expenses	134	135	260	268
Selling, general and administrative expenses	295	316	620	628
(Income) loss from equity method investments	16	2	18	—
Other operating expenses (income), net	21	3	5	(14)
Total operating costs and expenses	805	909	1,641	1,741
Income from operations	243	491	632	925
Interest expense, net	128	137	247	269
Income before income taxes	115	354	385	656
Income tax (benefit) expense	(49)	97	(3)	153
Net income	164	257	388	503
Net income attributable to noncontrolling interests (Note 12)	58	115	138	226
Net income attributable to common shareholders	$106	$142	$250	$277
Earnings per common share
Basic	$0.35	$0.56	$0.83	$1.09
Diluted	$0.35	$0.55	$0.83	$1.07
Weighted average shares outstanding
Basic	301	255	300	254
Diluted	469	469	469	468
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$164	$257	$388	$503

Foreign currency translation adjustment	342	199	(409)	358
Net change in fair value of net investment hedges, net of tax of $54, $13, $(52) and $39	(174)	(40)	237	(116)
Net change in fair value of cash flow hedges, net of tax of $13, $22, $92 and $34	(37)	(57)	(251)	(91)
Amounts reclassified to earnings of cash flow hedges, net of tax of $(6), $(1), $(10) and $(1)	18	3	29	2
Other comprehensive income (loss)	149	105	(394)	153
Comprehensive income (loss)	313	362	(6)	656
Comprehensive income (loss) attributable to noncontrolling interests	110	162	(3)	295
Comprehensive income (loss) attributable to common shareholders	$203	$200	$(3)	$361
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(In millions of U.S. dollars, except shares and per share data)
(Unaudited)

	Issued Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2019	298,281,081	$2,478	$775	(763)	$1,769	$4,259
Stock option exercises	1,053,264	30	—	—	—	30
Share-based compensation	—	19	—	—	—	19
Issuance of shares	255,325	6	—	—	—	6
Dividends declared ($0.52 per share)	—	—	(156)	—	—	(156)
Dividend equivalents declared on restricted stock units	—	2	(2)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.52 per unit)	—	—	—	—	(86)	(86)
Exchange of Partnership exchangeable units for RBI common shares	178,046	2	—	—	(2)	—
Restaurant VIE contributions (distributions)	—	—	—	—	(1)	(1)
Net income	—	—	144	—	80	224
Other comprehensive income (loss)	—	—	—	(350)	(193)	(543)
Balances at March 31, 2020	299,767,716	$2,537	$761	$(1,113)	$1,567	$3,752
Stock option exercises	316,172	11	—	—	—	11
Share-based compensation	—	20	—	—	—	20
Issuance of shares	45,071	—	—	—	—	—
Dividends declared ($0.52 per share)	—	—	(158)	—	—	(158)
Dividend equivalents declared on restricted stock units	—	1	(1)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.52 per unit)	—	—	—	—	(85)	(85)
Exchange of Partnership exchangeable units for RBI common shares	2,494,854	33	—	(9)	(24)	—
Restaurant VIE contributions (distributions)	—	—	—	—	(1)	(1)
Net income	—	—	106	—	58	164
Other comprehensive income (loss)	—	—	—	97	52	149
Balances at June 30, 2020	302,623,813	$2,602	$708	$(1,025)	$1,567	$3,852
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

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$388	$503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91	92
Amortization of deferred financing costs and debt issuance discount	12	15
(Income) loss from equity method investments	18	—
(Gain) loss on remeasurement of foreign denominated transactions	10	(3)
Net (gains) losses on derivatives	(1)	(34)
Share-based compensation expense	39	39
Deferred income taxes	(131)	23
Other	20	(3)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(36)	(16)
Inventories and prepaids and other current assets	(28)	(10)
Accounts and drafts payable	(158)	(40)
Other accrued liabilities and gift card liability	(13)	(166)
Tenant inducements paid to franchisees	(5)	(8)
Other long-term assets and liabilities	(10)	83
Net cash provided by operating activities	196	475
Cash flows from investing activities:
Payments for property and equipment	(39)	(14)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	5	22
Settlement/sale of derivatives, net	22	15
Net cash (used for) provided by investing activities	(12)	23
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term debt	1,585	—
Repayments of revolving line of credit, long-term debt and finance leases	(1,045)	(48)
Payment of financing costs	(10)	—
Payment of dividends on common shares and distributions on Partnership exchangeable units	(716)	(437)
Proceeds from stock option exercises	41	80
(Payments) proceeds from derivatives	(14)	11
Other financing activities, net	(2)	(1)
Net cash used for financing activities	(161)	(395)
Effect of exchange rates on cash and cash equivalents	(16)	12
Increase (decrease) in cash and cash equivalents	7	115
Cash and cash equivalents at beginning of period	1,533	913
Cash and cash equivalents at end of period	$1,540	$1,028
Supplemental cash flow disclosures:
Interest paid	$234	$292
Income taxes paid	$60	$127
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Organization
Restaurant Brands International Inc. (the “Company”, “RBI”, “we”, “us” or “our”) was formed on August 25, 2014 and continued under the laws of Canada. The Company serves as the sole general partner of Restaurant Brands International Limited Partnership (“Partnership”). We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), fast food hamburgers principally under the Burger King® brand (“Burger King” or “BK”), and chicken under the Popeyes® brand (“Popeyes” or “PLK”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of June 30, 2020, we franchised or owned 4,934 Tim Hortons restaurants, 18,756 Burger King restaurants, and 3,369 Popeyes restaurants, for a total of 27,059 restaurants, and operate in more than 100 countries and U.S. territories. Approximately 100% of current system-wide restaurants are franchised.
All references to “$” or “dollars” are to the currency of the United States unless otherwise indicated. All references to “Canadian dollars” or “C$” are to the currency of Canada unless otherwise indicated.
COVID-19
The global crisis resulting from the spread of coronavirus (COVID-19) has had a substantial impact on our global restaurant operations for the three and six months ended June 30, 2020, which is expected to continue with the timing of recovery uncertain. During the three and six months ended June 30, 2020, many TH, BK and PLK restaurants were temporarily closed in certain countries and many of the restaurants that remained open had limited operations, such as Drive-thru, Takeout and Delivery (where applicable). This has continued into the third quarter of 2020.
Our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability, and financial stability. The financial impact of COVID-19 has had, and is expected to continue to have, an adverse effect on many of our franchisees’ liquidity and we are working closely with our franchisees to monitor and assist them with access to appropriate sources of liquidity in order to sustain their businesses throughout this crisis, such as the initiation of rent relief programs for eligible franchisees who lease property from us. See Note 4, Leases, for further information about the rent relief programs. Additionally, during the second quarter of 2020, we provided cash flow support by extending loans to eligible BK franchisees in the U.S. and advancing certain cash payments to eligible TH franchisees in Canada.
During the three and six months ended June 30, 2020, we recorded bad debt expense of $24 million and $28 million, respectively, compared to $4 million and $5 million during the three and six months ended June 30, 2019. While all receivables remain contractually due and payable to us, the certainty of the amount and timing of payments has been impacted by the COVID-19 pandemic. Therefore, our bad debt expense during the three and six months ended June 30, 2020 reflects an adjustment to our historical collections experience to incorporate an estimate of the impact of current economic conditions resulting from the COVID-19 pandemic. Actual collections may be materially higher or lower than this estimate reflects since it is reasonably possible the duration and future impact of the COVID-19 pandemic on our business or our franchisees may differ from our assumptions. Ongoing material adverse effects of the COVID-19 pandemic on our franchisees for an extended period could negatively affect our operating results, including reductions in revenue and cash flow and could impact our impairment assessments of accounts receivable, intangible assets, long-lived assets or goodwill.
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
Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As of June 30, 2020 and December 31, 2019, we determined that we are the primary beneficiary of 33 and 35 Restaurant VIEs, respectively, and accordingly, have consolidated the results of operations, assets and liabilities, and cash flows of these Restaurant VIEs in our Financial Statements. Material intercompany accounts and transactions have been eliminated in consolidation.
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
Note 4. Leases
During the six months ended June 30, 2020, we initiated a rent relief program for eligible TH franchisees in Canada who lease property from us (the “TH rent relief program”) and a rent relief program for eligible BK franchisees in the U.S. and Canada who lease property from us (the "BK rent relief program" and together with the TH rent relief program, the “rent relief programs”). Under the rent relief programs, we temporarily converted the rent structure from a combination of fixed plus variable rent to 100% variable rent. While in effect, these programs will result in a reduction in our property revenues.
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
We have elected to apply this interpretive guidance to the rent relief programs, and have assumed that enforceable rights and obligations for those concessions exist in the lease contract. As such, we began recognizing reductions in rents arising from the rent relief programs as reductions in variable lease payments, as the rent reductions did not result in a substantial increase in the rights of the lessor or the obligations of the lessee. This election will continue while our rent relief program is in effect.
Property revenues are comprised primarily of lease income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease income - operating leases
Minimum lease payments	$109	$112	$221	$223
Variable lease payments	46	97	109	181
Amortization of favorable and unfavorable income lease contracts, net	1	2	3	4
Subtotal - lease income from operating leases	156	211	333	408
Earned income on direct financing leases	2	3	3	5
Total property revenues	$158	$214	$336	$413

Note 5. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between December 31, 2019 and June 30, 2020 (in millions):

Contract Liabilities	TH	BK	PLK	Consolidated
Balance at December 31, 2019	$64	$449	$28	$541
Recognized during period and included in the contract liability balance at the beginning of the year	(4)	(41)	(1)	(46)
Increase, excluding amounts recognized as revenue during the period	3	9	5	17
Impact of foreign currency translation	(2)	—	—	(2)
Balance at June 30, 2020	$61	$417	$32	$510
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2020 (in millions):

Contract liabilities expected to be recognized in	TH	BK	PLK	Consolidated
Remainder of 2020	$4	$17	$1	$22
2021	8	33	2	43
2022	7	32	2	41
2023	7	31	2	40
2024	7	30	2	39
Thereafter	28	274	23	325
Total	$61	$417	$32	$510
Disaggregation of Total Revenues
Total revenues consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$406	$589	$909	$1,111
Royalties	469	576	995	1,104
Property revenues	158	214	336	413
Franchise fees and other revenue	15	21	33	38
Total revenues	$1,048	$1,400	$2,273	$2,666

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
The following table summarizes the basic and diluted earnings per share calculations (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to common shareholders - basic	$106	$142	$250	$277
Add: Net income attributable to noncontrolling interests	57	115	137	226
Net income available to common shareholders and noncontrolling interests - diluted	$163	$257	$387	$503

Denominator:
Weighted average common shares - basic	301	255	300	254
Exchange of noncontrolling interests for common shares (Note 12)	164	207	165	207
Effect of other dilutive securities	4	7	4	7
Weighted average common shares - diluted	469	469	469	468

Basic earnings per share (a)	$0.35	$0.56	$0.83	$1.09
Diluted earnings per share (a)	$0.35	$0.55	$0.83	$1.07
Anti-dilutive securities outstanding	8	3	8	3
(a) Earnings per share may not recalculate exactly as it is calculated based on unrounded numbers.

Note 7. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	June 30, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$717	$(240)	$477	$720	$(225)	$495
Favorable leases	118	(64)	54	127	(65)	62
Subtotal	835	(304)	531	847	(290)	557
Indefinite-lived intangible assets:
Tim Hortons brand	$6,284	$—	$6,284	$6,534	$—	$6,534
Burger King brand	2,118	—	2,118	2,117	—	2,117
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Subtotal	9,757	—	9,757	10,006	—	10,006
Intangible assets, net			$10,288			$10,563

Goodwill
Tim Hortons segment	$4,054			$4,207
Burger King segment	598			598
Popeyes segment	846			846
Total	$5,498			$5,651
Amortization expense on intangible assets totaled $11 million and $10 million for the three months ended June 30, 2020 and 2019, respectively, and $22 million and $21 million for the six months ended June 30, 2020 and 2019, respectively. The change in the brands and goodwill balances during the six months ended June 30, 2020 was due to the impact of foreign currency translation.
Note 8. Equity Method Investments
The aggregate carrying amount of our equity method investments was $216 million and $266 million as of June 30, 2020 and December 31, 2019, respectively, and is included as a component of Other assets, net in our accompanying condensed consolidated balance sheets. TH and BK both have equity method investments. PLK does not have any equity method investments.
With respect to our TH business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $2 million and $5 million during the three months ended June 30, 2020 and 2019, respectively. Distributions received from this joint venture were $4 million and $7 million during the six months ended June 30, 2020 and 2019, respectively.
Except for the following equity method investments, no quoted market prices are available for our other equity method investments. The aggregate market value of our 15.2% equity interest in Carrols Restaurant Group, Inc. (“Carrols”) based on the quoted market price on June 30, 2020 was approximately $46 million. The aggregate market value of our 9.8% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on June 30, 2020 was approximately $47 million. We have evaluated recent declines in the market value of these equity method investments as a result of COVID-19. We concluded these declines are not other than temporary and as such no impairments have been recognized at June 30, 2020.

We have equity interests in entities that own or franchise Tim Hortons or Burger King restaurants. Franchise and property revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues from affiliates:
Royalties	$54	$87	$127	$165
Property revenues	8	9	16	17
Franchise fees and other revenue	3	3	6	6
Total	$65	$99	$149	$188
We recognized $3 million and $5 million of rent expense associated with the TIMWEN Partnership during the three months ended June 30, 2020 and 2019, respectively. We recognized $7 million and $9 million of rent expense associated with the TIMWEN Partnership during the six months ended June 30, 2020 and 2019, respectively.
At June 30, 2020 and December 31, 2019, we had $64 million and $47 million, respectively, of accounts receivable, net from our equity method investments which were recorded in Accounts and notes receivable, net in our condensed consolidated balance sheets.
Note 9. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	June 30, 2020	December 31, 2019
Current:
Dividend payable	$—	$232
Interest payable	79	71
Accrued compensation and benefits	47	57
Taxes payable	184	126
Deferred income	35	35
Accrued advertising expenses	59	40
Restructuring and other provisions	9	8
Current portion of operating lease liabilities	123	126
Other	60	95
Other accrued liabilities	$596	$790
Noncurrent:
Taxes payable	$591	$579
Contract liabilities	510	541
Derivatives liabilities	492	341
Unfavorable leases	87	103
Accrued pension	61	65
Deferred income	29	25
Other	40	44
Other liabilities, net	$1,810	$1,698

Note 10. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	June 30, 2020	December 31, 2019
Term Loan B (due November 19, 2026)	$5,323	$5,350
Term Loan A (due October 7, 2024)	741	750
2017 4.25% Senior Notes (due May 15, 2024)	1,500	1,500
2019 3.875% Senior Notes (due January 15, 2028)	750	750
2020 5.75% Senior Notes (due April 15, 2025)	500	—
2017 5.00% Senior Notes (due October 15, 2025)	2,800	2,800
2019 4.375% Senior Notes (due January 15, 2028)	750	750
TH Facility and other	169	81
Less: unamortized deferred financing costs and deferred issue discount	(145)	(148)
Total debt, net	12,388	11,833
Less: current maturities of debt	(78)	(74)
Total long-term debt	$12,310	$11,759
Credit Facilities
In March 2020, we drew $995 million on our senior secured revolving credit facility (the "Revolving Credit Facility"), which we repaid in June 2020. As of June 30, 2020, we had no amounts outstanding under our Revolving Credit Facility, had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability under our Revolving Credit Facility was $998 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
On April 2, 2020, two of our subsidiaries (the "Borrowers") entered into a fifth amendment (the "Fifth Amendment") to the credit agreement (the "Credit Agreement") governing our senior secured term loan facilities (the "Term Loan Facilities") and Revolving Credit Facility. The Fifth Amendment provides the Borrowers with the option to comply with a $1,000 million minimum liquidity covenant in lieu of the 6.50:1.00 net first lien senior secured leverage ratio financial maintenance covenant for the period after June 30, 2020 and prior to September 30, 2021. Additionally, for the periods ending September 30, 2021 and December 31, 2021, to determine compliance with the net first lien senior secured leverage ratio, we are permitted to annualize the Adjusted EBITDA (as defined in the Credit Agreement) for the three months ending September 30, 2021 and six months ending December 31, 2021, respectively, in lieu of calculating the ratio based on Adjusted EBITDA for the prior four quarters. There were no other material changes to the terms of the Credit Agreement.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. During the six months ended June 30, 2020, we drew down the remaining availability of C$125 million under the TH Facility and, as of June 30, 2020, we had outstanding C$225 million under the TH Facility with a weighted average interest rate of 1.93%.
2020 Senior Notes
On April 7, 2020, the Borrowers entered into an indenture (the "2020 5.75% Senior Notes Indenture") in connection with the issuance of $500 million of 5.75% first lien notes due April 15, 2025 (the "2020 5.75% Senior Notes"). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 2020 5.75% Senior Notes were used for general corporate purposes. In connection with the issuance of the 2020 5.75% Senior Notes, we capitalized approximately $9 million in debt issuance costs.

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
Restrictions and Covenants
As of June 30, 2020, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility, and the indentures governing our Senior Notes.
Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of
	June 30, 2020	December 31, 2019
Fair value of our variable term debt and senior notes	$12,152	$12,075
Principal carrying amount of our variable term debt and senior notes	12,364	11,900
Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Debt (a)	$119	$128	$232	$252
Finance lease obligations	5	6	10	11
Amortization of deferred financing costs and debt issuance discount	6	8	12	15
Interest income	(2)	(5)	(7)	(9)
Interest expense, net	$128	$137	$247	$269
(a)Amount includes $20 million and $19 million benefit during the three months ended June 30, 2020 and 2019, respectively, and $41 million and $37 million benefit during the six months ended June 30, 2020 and 2019, respectively, related to the amortization of the Excluded Component as defined in Note 13, Derivatives.

Note 11. Income Taxes
Our effective tax rate was (42.3)% and (0.9)% for the three and six months ended June 30, 2020, respectively. The effective tax rate during these periods reflects a $64 million increase in deferred tax assets which decreased the effective tax rate by (55.2)% and (16.5)% during the three and six months ended June 30, 2020, respectively. Based on the analysis of final guidance related to the Tax Cuts and Jobs Act (the “Tax Act”) received during these periods, a deferred tax asset was recorded. The effective tax rate during these periods also reflects the mix of income from multiple tax jurisdictions and the impact of internal financing arrangements.
Our effective tax rate was 27.4% and 23.4% for the three and six months ended June 30, 2019, respectively. The effective tax rate during these periods reflects a $37 million increase in the provision for unrecognized tax benefits related to a prior restructuring transaction that is not applicable to ongoing operations which increased the effective tax rate by 10.4% and 5.6% during the three and six months ended June 30, 2019, respectively. The effective tax rate during these periods also reflects the mix of income from multiple tax jurisdictions, the impact of internal financing arrangements and stock option exercises. Benefits from stock option exercises reduced the effective tax rate by 4.0% and 4.1% for the three and six months ended June 30, 2019, respectively.
Note 12. Shareholders’ Equity
Noncontrolling Interests
The holders of Partnership exchangeable units held an economic interest of approximately 35.0% and 35.7% in Partnership common equity through the ownership of 162,834,299 and 165,507,199 Partnership exchangeable units as of June 30, 2020 and December 31, 2019, respectively.
During the six months ended June 30, 2020, Partnership exchanged 2,672,900 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. The exchanges represented increases in our ownership interest in Partnership and were accounted for as equity transactions, with no gain or loss recorded in the accompanying condensed consolidated statement of operations. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was cancelled concurrently with the exchange.
Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$199	$(19)	$(943)	$(763)
Foreign currency translation adjustment	—	—	(409)	(409)
Net change in fair value of derivatives, net of tax	(14)	—	—	(14)
Amounts reclassified to earnings of cash flow hedges, net of tax	29	—	—	29
Amounts attributable to noncontrolling interests	(4)	—	136	132
Balance at June 30, 2020	$210	$(19)	$(1,216)	$(1,025)

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
Interest Rate Swaps
At June 30, 2020, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our senior secured term loan facilities (the "Term Loan Facilities") beginning October 31, 2019 through the termination date of November 19, 2026. Additionally, at June 30, 2020, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
During 2019, we extended the term of our previous $3,500 million receive-variable, pay-fixed interest rate swaps to align the maturity date of the new interest rate swaps with the new maturity date of our Term Loan B. The extension of the term resulted in a de-designation and re-designation of the interest rate swaps and the swaps continue to be accounted for as a cash flow hedge for hedge accounting. In connection with the de-designation, we recognized a net unrealized loss of $213 million in AOCI and this amount gets reclassified into Interest expense, net as the original forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of June 30, 2020 that we expect to be reclassified into interest expense within the next 12 months is $51 million.
During 2015, we settled certain interest rate swaps and recognized a net unrealized loss of $85 million in AOCI at the date of settlement. This amount gets reclassified into Interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of June 30, 2020 that we expect to be reclassified into interest expense within the next 12 months is $12 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At June 30, 2020, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At June 30, 2020, we had outstanding fixed-to-fixed cross-currency rate swaps to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. These swaps are contracts to exchange quarterly fixed-rate interest payments we make on the Canadian dollar notional amount of C$6,754 million for quarterly fixed-rate interest payments we receive on the U.S. dollar notional amount of $5,000 million through the maturity date of June 30, 2023.
At June 30, 2020, we had outstanding cross-currency rate swaps in which we pay quarterly fixed-rate interest payments on the Euro notional value of €1,108 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $1,200 million. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge. During 2018, we extended the term of the swaps from March 31, 2021 to the maturity date of February 17, 2024. The extension of the term resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, at June 30, 2020, we also had outstanding cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $400 million, entered during 2018, and $500 million, entered during 2019, through the maturity date of February 17, 2024. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge.
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
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At June 30, 2020, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $84 million with maturities to July 2021. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$(48)	$(77)	$(348)	$(121)
Forward-currency contracts	$(2)	$(2)	$5	$(4)
Derivatives designated as net investment hedges
Cross-currency rate swaps	$(228)	$(53)	$289	$(155)
(1)We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$(26)	$(6)	$(41)	$(7)
Forward-currency contracts	Cost of sales	$2	$2	$2	$4

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$20	$19	$41	$37

	Fair Value as of
	June 30, 2020	December 31, 2019	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest rate	$—	$7	Other assets, net
Foreign currency	2	—	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	155	22	Other assets, net
Total assets at fair value	$157	$29

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	$490	$175	Other liabilities, net
Foreign currency	—	2	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	2	166	Other liabilities, net
Total liabilities at fair value	$492	$343

Note 14. Other Operating Expenses (Income), net
Other operating expenses (income), net consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$—	$(10)	$(2)	$(7)
Litigation settlements (gains) and reserves, net	1	—	1	—
Net losses (gains) on foreign exchange	18	12	10	(3)
Other, net	2	1	(4)	(4)
Other operating expenses (income), net	$21	$3	$5	$(14)
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
On October 5, 2018, a class action complaint was filed against Burger King Worldwide, Inc. (“BKW”) and Burger King Corporation (“BKC”) in the U.S. District Court for the Southern District of Florida by Jarvis Arrington, individually and on behalf of all others similarly situated. On October 18, 2018, a second class action complaint was filed against RBI, BKW and BKC in the U.S. District Court for the Southern District of Florida by Monique Michel, individually and on behalf of all others similarly situated. On October 31, 2018, a third class action complaint was filed against BKC and BKW in the U.S. District Court for the Southern District of Florida by Geneva Blanchard and Tiffany Miller, individually and on behalf of all others similarly situated. On November 2, 2018, a fourth class action complaint was filed against RBI, BKW and BKC in the U.S. District Court for the Southern District of Florida by Sandra Muster, individually and on behalf of all others similarly situated. These complaints have been consolidated and allege that the defendants violated Section 1 of the Sherman Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Burger King franchisees are required to sign. Each plaintiff seeks injunctive relief and damages for himself or herself and other members of the class. On March 24, 2020, the Court granted BKC’s motion to dismiss for failure to state a claim and on April 20, 2020 the plaintiffs filed a motion for leave to amend their complaint. On April 27, 2020, BKC filed a motion opposing the motion for leave to amend. While we currently believe these claims are without merit, we are unable to predict the ultimate outcome of these cases or estimate the range of possible loss, if any.
In July 2019, a class action complaint was filed against The TDL Group Corp. (“TDL”) in the Supreme Court of British Columbia by Samir Latifi, individually and on behalf of all others similarly situated. The complaint alleges that TDL violated the Canadian Competition Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Tim Hortons franchisees are required to sign. The plaintiff seeks damages and restitution, on behalf of himself and other members of the class. While we currently believe this claim is without merit, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
On June 30, 2020, a class action complaint was filed against Restaurant Brands International Inc., Restaurant Brands International Limited Partnership and TDL in the Quebec Superior Court by Steve Holcman, individually and on behalf of all Quebec residents who downloaded the Tim Hortons mobile application. On July 2, 2020, a Notice of Action related to a second class action complaint was filed against Restaurant Brands International Inc., in the Ontario Superior Court by Ashley Sitko and Ashley Cadeau, individually and on behalf of all Canadian residents who downloaded the Tim Hortons mobile application. Both of the complaints allege that the defendants violated the plaintiffs’ privacy rights, the Personal Information Protection and Electronic Documents Act, consumer protection and competition laws or app-based undertakings to users, in each case in connection with the collection of geolocation data through the Tim Hortons mobile application. Each plaintiff seeks injunctive relief and monetary damages for himself or herself and other members of the class. These cases are in preliminary stages and we intend to vigorously defend against these lawsuits, but we are unable to predict the ultimate outcome of either case or estimate the range of possible loss, if any.
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
The following tables present revenues, by segment and by country (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues by operating segment:
TH	$567	$842	$1,266	$1,591
BK	347	447	735	858
PLK	134	111	272	217
Total revenues	$1,048	$1,400	$2,273	$2,666

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues by country (a):
Canada	$514	$764	$1,146	$1,440
United States	443	479	893	923
Other	91	157	234	303
Total revenues	$1,048	$1,400	$2,273	$2,666

(a)Only Canada and the United States represented 10% or more of our total revenues in each period presented.
Our measure of segment income is Adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax (benefit) expense, and depreciation and amortization, adjusted to exclude (i) the non-cash impact of share-based compensation and non-cash incentive compensation expense, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, this included costs incurred in connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively and corporate restructuring and related tax advisory fees, including those arising as a result of the adoption of the Tax Act and the implementing regulations thereunder.

Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating business. A reconciliation of segment income to net income consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment income:
TH	$147	$287	$336	$524
BK	160	252	360	474
PLK	51	41	106	82
Adjusted EBITDA	358	580	802	1,080
Share-based compensation and non-cash incentive compensation expense	23	19	44	44
Corporate restructuring and tax advisory fees	7	11	8	17
Office centralization and relocation costs	—	2	—	6
Impact of equity method investments (a)	18	9	22	10
Other operating expenses (income), net	21	3	5	(14)
EBITDA	289	536	723	1,017
Depreciation and amortization	46	45	91	92
Income from operations	243	491	632	925
Interest expense, net	128	137	247	269
Income tax (benefit) expense	(49)	97	(3)	153
Net income	$164	$257	$388	$503
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.
Note 17. Subsequent Events
Dividends
Subsequent to June 30, 2020, our board of directors declared a cash dividend of $0.52 per common share, which will be paid on October 2, 2020 to common shareholders of record on September 18, 2020. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.52 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
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
Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with approximately $32 billion in annual system-wide sales and over 27,000 restaurants in more than 100 countries and U.S. territories as of June 30, 2020. Our Tim Hortons®, Burger King®, and Popeyes® brands have similar franchised business models with complementary daypart mixes and product platforms. Our three iconic brands are managed independently while benefiting from global scale and sharing of best practices.
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
COVID-19
The global crisis resulting from the spread of coronavirus (COVID-19) has had a substantial impact on our global restaurant operations for the three and six months ended June 30, 2020, which is expected to continue with the timing of recovery uncertain. System-wide sales growth, system-wide sales and comparable sales were also negatively impacted for the three and six months ended June 30, 2020 as a result of the impact of COVID-19. During the first and second quarters, substantially all TH, BK and PLK restaurants remained open in North America with limited operations, such as Drive-thru, Takeout and Delivery (where applicable) and that currently remains the case. While certain markets have opened for dine-in guests, the capacity may be limited, and local conditions may lead to closures or increased limitations. Some international markets temporarily closed most or all restaurants and the restaurants that remained open or have reopened may have limited operations. As of the end of July, in Asia-Pacific substantially all of the restaurants are open; Europe, Middle-East and Africa restaurants are now more than 90% open and approximately 80% of the Latin America restaurants are open, in many cases with limited operations.

Our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability, and financial stability. The financial impact of COVID-19 has had, and is expected to continue to have, an adverse effect on many of our franchisees’ liquidity and we are working closely with our franchisees around the world to monitor and assist them with access to appropriate sources of liquidity in order to sustain their businesses throughout this crisis. During the six months ended June 30, 2020, we initiated rent relief programs for eligible TH franchisees in Canada and eligible BK franchisees in the U.S. and Canada who lease property from us. While in effect, these programs provide working capital support to franchisees and result in a reduction in our property revenues. See Note 4 to the accompanying unaudited Condensed Consolidated Financial Statements.
During the second quarter of 2020, we provided cash flow support by extending loans to eligible BK franchisees in the U.S. and advancing certain cash payments to eligible TH franchisees in Canada. We also temporarily deferred franchisee capital investment commitments for restaurant renovations and new restaurant development globally, based on the individual circumstances of relevant markets and restaurant owners. In addition, we have dedicated resources across all three of our brands to work one-on-one with restaurant owners and provide guidance and support to franchisees.
During the three and six months ended June 30, 2020, we recorded higher bad debt expense than the periods ended June 30, 2019. While all receivables remain contractually due and payable to us, the certainty of the amount and timing of payments has been impacted by the COVID-19 pandemic. Therefore, our bad debt expense during the three and six months ended June 30, 2020 reflects an adjustment to our historical collections experience to incorporate an estimate of the impact of current economic conditions resulting from the COVID-19 pandemic. Actual collections may be materially higher or lower than this estimate reflects since it is reasonably possible the duration and future impact of the COVID-19 pandemic on our business or our franchisees may differ from our assumptions.
While we cannot currently estimate the duration or future negative financial impact of the COVID-19 pandemic on our business or our franchisees, we expect the negative effects to continue into the third quarter of 2020.
Operating Metrics
We evaluate our restaurants and assess our business based on the following operating metrics:
•System-wide sales growth refers to the percentage change in sales at all franchise restaurants and Company restaurants (referred to as system-wide sales) in one period from the same period in the prior year.
•Comparable sales refers to the percentage change in restaurant sales in one period from the same prior year period for restaurants that have been open for 13 months or longer for TH and BK and 17 months or longer for PLK. Additionally, if a restaurant is closed for a significant portion of a month, the restaurant is excluded from the monthly comparable sales calculation.
•System-wide sales growth and comparable sales are measured on a constant currency basis, which means the results exclude the effect of foreign currency translation (“FX Impact”). For system-wide sales growth and comparable sales, we calculate the FX Impact by translating prior year results at current year monthly average exchange rates.
•Unless otherwise stated, system-wide sales growth, system-wide sales and comparable sales are presented on a system-wide basis, which means they include franchise restaurants and Company restaurants. System-wide results are driven by our franchise restaurants, as approximately 100% of system-wide restaurants are franchised. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our royalty revenues are calculated based on a percentage of franchise sales.
•Net restaurant growth refers to the net increase in restaurant count (openings, net of permanent closures) over a trailing twelve month period, divided by the restaurant count at the beginning of the trailing twelve month period.
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
We recorded $7 million and $11 million of costs during the three months ended June 30, 2020 and 2019, respectively, and $8 million and $17 million of costs during the six months ended June 30, 2020 and 2019, respectively, which are classified as selling, general and administrative expenses in our condensed consolidated statements of operations, arising primarily from professional advisory and consulting services associated with interpretation, analysis and corporate restructuring initiatives related to recently issued, final and proposed regulations and guidance issued by the U.S. Treasury, the IRS and state tax authorities in their ongoing efforts to interpret and implement the Tax Act and related state and local tax implications (“Corporate restructuring and tax advisory fees”).
During the three months ended June 30, 2020, various guidance was issued by the U.S. Treasury relating to the Tax Act. After review of such guidance, we recorded a deferred tax asset of approximately $64 million related to certain tax attribute carryforwards, which we now expect to be able to deduct in future years under recently issued regulations implementing the Tax Act.
Office Centralization and Relocation Costs
In connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively, we incurred certain non-operational expenses ("Office centralization and relocation costs") totaling $2 million and $6 million during the three and six months ended June 30, 2019 consisting primarily of moving costs and relocation-driven compensation expenses, which are classified as selling, general and administrative expenses in our condensed consolidated statements of operations. We did not incur any Office centralization and relocation costs during 2020 and do not expect to incur any additional Office centralization and relocation costs during 2020.

Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019
Tabular amounts in millions of U.S. dollars unless noted otherwise. Segment income may not calculate exactly due to rounding.

Consolidated	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2020	2019	Favorable / (Unfavorable)			2020	2019	Favorable / (Unfavorable)
Revenues:
Sales	$406	$589	$(183)	$(17)	$(166)	$909	$1,111	$(202)	$(22)	$(180)
Franchise and property revenues	642	811	(169)	(18)	(151)	1,364	1,555	(191)	(27)	(164)
Total revenues	1,048	1,400	(352)	(35)	(317)	2,273	2,666	(393)	(49)	(344)
Operating costs and expenses:
Cost of sales	339	453	114	13	101	738	859	121	17	104
Franchise and property expenses	134	135	1	3	(2)	260	268	8	4	4
Selling, general and administrative expenses	295	316	21	3	18	620	628	8	5	3
(Income) loss from equity method investments	16	2	(14)	—	(14)	18	—	(18)	(1)	(17)
Other operating expenses (income), net	21	3	(18)	—	(18)	5	(14)	(19)	(1)	(18)
Total operating costs and expenses	805	909	104	19	85	1,641	1,741	100	24	76
Income from operations	243	491	(248)	(16)	(232)	632	925	(293)	(25)	(268)
Interest expense, net	128	137	9	—	9	247	269	22	—	22
Income before income taxes	115	354	(239)	(16)	(223)	385	656	(271)	(25)	(246)
Income tax (benefit) expense	(49)	97	146	1	145	(3)	153	156	1	155
Net income	$164	$257	$(93)	$(15)	$(78)	$388	$503	$(115)	$(24)	$(91)
(a)We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

TH Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2020	2019	Favorable / (Unfavorable)			2020	2019	Favorable / (Unfavorable)
Revenues:
Sales	$374	$551	$(177)	$(17)	$(160)	$839	$1,034	$(195)	$(22)	$(173)
Franchise and property revenues	193	291	(98)	(9)	(89)	427	557	(130)	(11)	(119)
Total revenues	567	842	(275)	(26)	(249)	1,266	1,591	(325)	(33)	(292)
Cost of sales	307	420	113	13	100	673	792	119	17	102
Franchise and property expenses	83	90	7	3	4	167	177	10	4	6
Segment SG&A	61	77	16	2	14	148	159	11	3	8
Segment depreciation and amortization (b)	28	26	(2)	1	(3)	54	52	(2)	1	(3)
Segment income (c)	147	287	(140)	(9)	(131)	336	524	(188)	(11)	(177)
(b)Segment depreciation and amortization consists of depreciation and amortization included in cost of sales and franchise and property expenses.
(c)TH segment income includes $2 million and $5 million of cash distributions received from equity method investments for the three months ended June 30, 2020 and 2019, respectively. TH segment income includes $4 million and $8 million of cash distributions received from equity method investments for the six months ended June 30, 2020 and 2019, respectively.

BK Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2020	2019	Favorable / (Unfavorable)			2020	2019	Favorable / (Unfavorable)
Revenues:
Sales	$15	$19	$(4)	$—	$(4)	$32	$38	$(6)	$—	$(6)
Franchise and property revenues	332	428	(96)	(9)	(87)	703	820	(117)	(16)	(101)
Total revenues	347	447	(100)	(9)	(91)	735	858	(123)	(16)	(107)
Cost of sales	16	17	1	—	1	33	35	2	—	2
Franchise and property expenses	48	42	(6)	—	(6)	87	85	(2)	—	(2)
Segment SG&A	135	149	14	—	14	280	290	10	1	9
Segment depreciation and amortization (b)	12	12	—	—	—	24	25	1	—	1
Segment income (d)	160	252	(92)	(9)	(83)	360	474	(114)	(15)	(99)
(d)BK segment income includes $1 million and $2 million of cash distributions received from equity method investments for the three and six months ended June 30, 2019, respectively. No significant amounts were received for the three and six months ended June 30, 2020.

PLK Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2020	2019	Favorable / (Unfavorable)			2020	2019	Favorable / (Unfavorable)
Revenues:
Sales	$17	$19	$(2)	$—	$(2)	$38	$39	$(1)	$—	$(1)
Franchise and property revenues	117	92	25	—	25	234	178	56	—	56
Total revenues	134	111	23	—	23	272	217	55	—	55
Cost of sales	16	16	—	—	—	32	32	—	—	—
Franchise and property expenses	3	3	—	—	—	6	6	—	—	—
Segment SG&A	65	54	(11)	—	(11)	131	103	(28)	—	(28)
Segment depreciation and amortization (b)	2	3	1	—	1	4	6	2	—	2
Segment income	51	41	10	—	10	106	82	24	—	24

	Three Months Ended June 30,		Six Months Ended June 30,
Key Business Metrics	2020	2019	2020	2019
System-wide sales growth
TH	(33.4)%	1.6%	(22.1)%	1.1%
BK	(25.2)%	9.8%	(14.5)%	9.0%
PLK	24.0%	8.8%	28.1%	7.8%
Consolidated	(20.9)%	7.9%	(10.8)%	7.2%
System-wide sales
TH	$1,108	$1,716	$2,490	$3,263
BK	$4,127	$5,717	$9,126	$11,006
PLK	$1,247	$1,012	$2,505	$1,967
Consolidated	$6,482	$8,445	$14,121	$16,236
Comparable sales
TH	(29.3)%	0.5%	(19.9)%	—%
BK	(13.4)%	3.6%	(8.4)%	2.9%
PLK	24.8%	3.0%	25.5%	1.8%

			As of June 30,
			2020	2019
Net restaurant growth
TH			1.3%	1.6%
BK			4.2%	5.8%
PLK			6.7%	6.1%
Consolidated			3.9%	5.0%
Restaurant count
TH			4,934	4,872
BK			18,756	18,008
PLK			3,369	3,156
Consolidated			27,059	26,036
Comparable Sales
TH comparable sales were (29.3)% during the three months ended June 30, 2020, including Canada comparable sales of (29.9)%. TH comparable sales were (19.9)% during the six months ended June 30, 2020, including Canada comparable sales of (20.5)%.
BK comparable sales were (13.4)% during the three months ended June 30, 2020, including U.S. comparable sales of (9.9)%. BK comparable sales were (8.4)% during the six months ended June 30, 2020, including U.S. comparable sales of (8.2)%.
PLK comparable sales were 24.8% during the three months ended June 30, 2020, including U.S. comparable sales of 28.5%. PLK comparable sales were 25.5% during the six months ended June 30, 2020, including U.S. comparable sales of 28.8%.
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

During the three months ended June 30, 2020, the decrease in sales was driven primarily by a decrease of $160 million in our TH segment, a decrease of $4 million in our BK segment, a decrease of $2 million in our PLK segment, and an unfavorable FX Impact of $17 million. The decrease in our TH segment was driven by a decrease in supply chain sales due to the decrease in system-wide sales, net of an increase in sales to retailers.
During the six months ended June 30, 2020, the decrease in sales was driven primarily by a decrease of $173 million in our TH segment, a decrease of $6 million in our BK segment, a decrease of $1 million in our PLK segment, and an unfavorable FX Impact of $22 million. The decrease in our TH segment was driven by a $183 million decrease in supply chain sales due to the decrease in system-wide sales, net of an increase in sales to retailers. The decrease in supply chain sales was partially offset by an increase of $10 million in Company restaurant revenue due to an increase in the number of Company restaurants.
While we cannot currently estimate the duration or future negative impact of the COVID-19 pandemic on our system-wide sales and sales revenue, we expect the negative effects to continue into the third quarter of 2020.
During the three months ended June 30, 2020, the decrease in cost of sales was driven primarily by a decrease of $100 million in our TH segment, a decrease of $1 million in our BK segment, and a $13 million favorable FX Impact. The decrease in our TH segment was driven primarily by a decrease of $103 million in supply chain cost of sales due to a decrease in system-wide sales, net of an increase in sales to retailers and an increase in bad debt expense. The decrease in supply chain cost of sales was partially offset by a $3 million increase in Company restaurant cost of sales due to an increase in the number of Company restaurants.
During the six months ended June 30, 2020, the decrease in cost of sales was driven primarily by a decrease of $102 million in our TH segment, a decrease of $2 million in our BK segment, and a $17 million favorable FX Impact. The decrease in our TH segment was driven primarily by a decrease of $112 million in supply chain cost of sales due to a decrease in system-wide sales, net of an increase in sales to retailers and an increase in bad debt expense. The decrease in supply chain cost of sales was partially offset by a $10 million increase in Company restaurant cost of sales due to an increase in the number of Company restaurants.
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
During the three months ended June 30, 2020, the decrease in franchise and property revenues was driven by a decrease of $89 million in our TH segment, a decrease of $87 million in our BK segment, and a $18 million unfavorable FX Impact, partially offset by an increase of $25 million in our PLK segment. The decreases in our TH and BK segments were primarily driven by decreases in royalties and rent from decreases in system-wide sales and rent relief provided to eligible franchisees during the current period. The increase in our PLK segment was primarily driven by an increase in royalties as a result of an increase in system-wide sales.
During the six months ended June 30, 2020, the decrease in franchise and property revenues was driven by a decrease of $119 million in our TH segment, a decrease of $101 million in our BK segment, and a $27 million unfavorable FX Impact, partially offset by an increase of $56 million in our PLK segment. The decreases in our TH and BK segments were primarily driven by decreases in royalties and rent from decreases in system-wide sales and rent relief provided to eligible franchisees during the current period. The increase in our PLK segment was primarily driven by an increase in royalties as a result of an increase in system-wide sales.
We cannot currently estimate the duration or future negative impact of the COVID-19 pandemic on our system-wide sales and, along with rent concessions provided to eligible franchisees as a result of COVID-19, the impact on our franchise and property revenues. We expect these negative effects to continue into the third quarter of 2020.
During the three months ended June 30, 2020, the decrease in franchise and property expenses was driven by a decrease of $4 million in our TH segment and a $3 million favorable FX Impact, partially offset by an increase of $6 million in our BK segment. Overall, the decrease was driven by a decrease in property expenses partially offset by an increase in bad debt expense.

During the six months ended June 30, 2020, the decrease in franchise and property expenses was driven by a decrease of $6 million in our TH segment and a $4 million favorable FX Impact, partially offset by an increase of $2 million in our BK segment. Overall, the decrease was driven by a decrease in property expenses partially offset by an increase in bad debt expense.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			$	%			$	%
	2020	2019	Favorable / (Unfavorable)		2020	2019	Favorable / (Unfavorable)
Segment SG&A:
TH	$61	$77	$16	20.8%	$148	$159	$11	6.9%
BK	135	149	14	9.4%	280	290	10	3.4%
PLK	65	54	(11)	(20.4)%	131	103	(28)	(27.2)%
Share-based compensation and non-cash incentive compensation expense	23	19	(4)	(21.1)%	44	44	—	—%
Depreciation and amortization	4	4	—	—%	9	9	—	—%
Corporate restructuring and tax advisory fees	7	11	4	36.4%	8	17	9	52.9%
Office centralization and relocation costs	—	2	2	100.0%	—	6	6	100.0%
Selling, general and administrative expenses	$295	$316	$21	6.6%	$620	$628	$8	1.3%
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
During the three and six months ended June 30, 2020, the decrease in Segment SG&A in our TH and BK segments is primarily due to a decrease in advertising fund expenses. During the three and six months ended June 30, 2020, the increase in Segment SG&A in our PLK segment is primarily due to an increase in advertising fund expenses resulting from an increase in advertising fund revenue.
During the three months ended June 30, 2020, the increase in share-based compensation and non-cash incentive compensation expense was primarily due to an increase in equity award modifications and an increase in the number of equity awards granted during 2020. During the six months ended June 30, 2020, share-based compensation and non-cash incentive compensation expense was consistent with prior year.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees, and basis difference amortization.
The change in (income) loss from equity method investments during the three and six months ended June 30, 2020 was primarily driven by an increase in equity method investment net losses that we recognized during the current year.

Other Operating Expenses (Income), net
Our other operating expenses (income), net were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$—	$(10)	$(2)	$(7)
Litigation settlements (gains) and reserves, net	1	—	1	—
Net losses (gains) on foreign exchange	18	12	10	(3)
Other, net	2	1	(4)	(4)
Other operating expenses (income), net	$21	$3	$5	$(14)
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense, net	$128	$137	$247	$269
Weighted average interest rate on long-term debt	4.3%	5.2%	4.8%	5.1%
During the three and six months ended June 30, 2020, interest expense, net decreased primarily due to a decrease in the weighted average interest rate in the current year driven by the decrease in interest rates and the 2019 refinancing of our senior secured debt, partially offset by an increase in long-term debt.
Income Tax Expense
Our effective tax rate was (42.3)% and 27.4% for the three months ended June 30, 2020 and 2019, respectively. The effective tax rate for the three months ended June 30, 2020 reflects a $64 million benefit due to an increase in deferred tax assets which decreased the effective tax rate by (55.2)%. Based on the analysis of final guidance related to the Tax Act received during the current quarter, a deferred tax asset was recorded. Our effective tax rate was also lower primarily due to changes to the relative mix of our income from multiple tax jurisdictions and the impact of internal financing arrangements. The effective tax rate for the three months ended June 30, 2019 included a non-recurring $37 million increase in the provision for unrecognized tax benefits related to a prior restructuring transaction that was not applicable to ongoing operations which increased the effective tax rate by 10.4%.
Our effective tax rate was (0.9)% and 23.4% for the six months ended June 30, 2020 and 2019, respectively. The effective tax rate for the six months ended June 30, 2020 reflects a $64 million benefit discussed above which decreased the effective tax rate by (16.5)%. Our effective tax rate was also lower primarily due to changes to the relative mix of our income from multiple tax jurisdictions and the impact of internal financing arrangements. The effective tax rate for the six months ended June 30, 2019 included a non-recurring $37 million increase in the provision discussed above which increased the effective tax rate by 5.6% during the period.
There may be some quarter-to-quarter volatility of our effective tax rate in future quarters as our mix of income from multiple tax jurisdictions and related income forecasts change due to the potential effects of COVID-19.

Net Income
We reported net income of $164 million for the three months ended June 30, 2020, compared to net income of $257 million for the three months ended June 30, 2019. The decrease in net income is primarily due to a $140 million decrease in TH segment income, a $92 million decrease in BK segment income, an $18 million unfavorable change in the results from other operating expenses (income), net, a $9 million unfavorable change from the impact of equity method investments, a $4 million increase in share-based compensation and non-cash incentive compensation expense, and a $1 million increase in depreciation and amortization. These factors were partially offset by a $146 million favorable change in income taxes, a $10 million increase in PLK segment income, a $9 million decrease in interest expense, net, a $4 million decrease in Corporate restructuring and tax advisory fees, and the non-recurrence of $2 million in Office Centralization and relocation costs. Amounts above include a total unfavorable FX Impact to net income of $15 million.
We reported net income of $388 million for the six months ended June 30, 2020, compared to net income of $503 million for the six months ended June 30, 2019. The decrease in net income is primarily due to a $188 million decrease in TH segment income, a $114 million decrease in BK segment income, a $19 million unfavorable change in the results from other operating expenses (income), net, and a $12 million unfavorable change from the impact of equity method investments. These factors were partially offset by a $156 million favorable change in income taxes, a $24 million increase in PLK segment income, a $22 million decrease in interest expense, net, a $9 million decrease in Corporate restructuring and tax advisory fees, the non-recurrence of $6 million in Office Centralization and relocation costs, and a $1 million decrease in depreciation and amortization. Amounts above include a total unfavorable FX Impact to net income of $24 million.
While we cannot currently estimate the duration or future negative impact of the COVID-19 pandemic on our net income, we expect the negative effects to continue into the third quarter of 2020.
Non-GAAP Reconciliations
The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. These non-GAAP measures do not have a standardized meaning under U.S. GAAP and may differ from similar captioned measures of other companies in our industry. We believe that these non-GAAP measures are useful to investors in assessing our operating performance, as they provide them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing these non-GAAP measures, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. EBITDA is defined as earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax (benefit) expense, and depreciation and amortization and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA excluding (i) the non-cash impact of share-based compensation and non-cash incentive compensation expense, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, this included costs incurred in connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively and corporate restructuring and related tax advisory fees, including those arising as a result of the adoption of the Tax Act and the implementing regulations thereunder. Management believes that these types of expenses are either not related to our underlying profitability drivers or not likely to re-occur in the foreseeable future and the varied timing, size and nature of these projects may cause volatility in our results unrelated to the performance of our core business that does not reflect trends of our core operations.
Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating business. Adjusted EBITDA, as defined above, also represents our measure of segment income for each of our three operating segments.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			$	%			$	%
	2020	2019	Favorable / (Unfavorable)		2020	2019	Favorable / (Unfavorable)
Segment income:
TH	$147	$287	$(140)	(48.9)%	$336	$524	$(188)	(35.8)%
BK	160	252	(92)	(36.7)%	360	474	(114)	(24.1)%
PLK	51	41	10	23.9%	106	82	24	28.9%
Adjusted EBITDA	358	580	(222)	(38.3)%	802	1,080	(278)	(25.8)%
Share-based compensation and non-cash incentive compensation expense	23	19	(4)	(21.1)%	44	44	—	—%
Corporate restructuring and tax advisory fees	7	11	4	36.4%	8	17	9	52.9%
Office centralization and relocation costs	—	2	2	100.0%	—	6	6	100.0%
Impact of equity method investments (a)	18	9	(9)	(100.0)%	22	10	(12)	(120.0)%
Other operating expenses (income), net	21	3	(18)	(600.0)%	5	(14)	(19)	(135.7)%
EBITDA	289	536	(247)	(46.1)%	723	1,017	(294)	(28.9)%
Depreciation and amortization	46	45	(1)	(2.2)%	91	92	1	1.1%
Income from operations	243	491	(248)	(50.5)%	632	925	(293)	(31.7)%
Interest expense, net	128	137	9	6.6%	247	269	22	8.2%
Income tax (benefit) expense	(49)	97	146	150.5%	(3)	153	156	102.0%
Net income	$164	$257	$(93)	(36.2)%	$388	$503	$(115)	(22.9)%
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.
The decrease in Adjusted EBITDA for the three and six months ended June 30, 2020 reflects the decreases in segment income in our TH and BK segments, which includes decreases of $12 million and $32 million for the three and six months ended June 30, 2020, respectively, related to the timing of advertising fund revenue and expenses, partially offset by an increase in segment income in our PLK segment.
The decrease in EBITDA for the three and six months ended June 30, 2020 is primarily due to decreases in segment income in our TH and BK segments, unfavorable results from the impact of equity method investments and other operating expenses (income), net, and an increase in share-based compensation and non-cash incentive compensation expense in the current period, partially offset by an increase in segment income in our PLK segment, a decrease in Corporate restructuring and tax advisory fees, and the non-recurrence of Office centralization and relocation costs in the current period.
While we cannot currently estimate the duration or future negative impact of the COVID-19 pandemic on our segment income, Adjusted EBITDA and EBITDA, we expect the negative effects to continue into the third quarter of 2020.
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
As of June 30, 2020, we had cash and cash equivalents of $1,540 million, working capital of $943 million and borrowing availability of $998 million under our senior secured revolving credit facility (the "Revolving Credit Facility"). During the first quarter of 2020, we drew down $995 million on our Revolving Credit Facility, which we repaid during the second quarter of 2020. During the first quarter of 2020, we also drew down the remaining availability of C$125 million under the TH Facility (defined below). Additionally, on April 7, 2020, two of our subsidiaries (the "Borrowers") entered into an indenture (the "2020 5.75% Senior Notes Indenture") in connection with the issuance of $500 million of 5.75% first lien notes due April 15, 2025

(the "2020 5.75% Senior Notes"). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 2020 5.75% Senior Notes were used for general corporate purposes. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
Our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability, and financial stability. The financial impact of COVID-19 has had, and is expected to continue for an uncertain period to have, an adverse effect on our franchisees’ liquidity and we are working closely with our franchisees around the world to monitor and assist them with access to appropriate sources of liquidity in order to sustain their businesses throughout this crisis. During the second quarter of 2020, we provided cash flow support by extending loans to eligible BK franchisees in the U.S. and advancing certain cash payments to eligible TH franchisees in Canada. During the six months ended June 30, 2020, we initiated a rent relief program for eligible TH franchisees in Canada and extended payment terms for eligible TH franchisees in Canada and the U.S. who lease property from us and also initiated rent relief programs and extended payment terms for eligible BK franchisees in the U.S. and Canada who lease property from us. We also temporarily deferred franchisee capital investment commitments for restaurant renovations and new restaurant development globally, based on individual circumstances of relevant markets and restaurant owners. These actions are expected to adversely affect our cash flow and financial results at least through the third quarter of 2020. In addition to these actions, we may decide to take additional steps to assist in the financial stabilization of our franchisees, which could impact our liquidity and our financial results.
On August 2, 2016, our board of directors approved a share repurchase authorization that allows us to purchase up to $300 million of our common shares through July 2021. Repurchases under the Company’s authorization will be made in the open market or through privately negotiated transactions. On August 6, 2020, we announced that the Toronto Stock Exchange (the “TSX”) had accepted the notice of our intention to renew the normal course issuer bid. Under this normal course issuer bid, we are permitted to repurchase up to 30,000,015 common shares for the one-year period commencing on August 8, 2020 and ending on August 7, 2021, or earlier if we complete the repurchases prior to such date. Share repurchases under the normal course issuer bid will be made through the facilities of the TSX, the New York Stock Exchange (the “NYSE”) and/or other exchanges and alternative Canadian or foreign trading systems, if eligible, or by such other means as may be permitted by the TSX and/or the NYSE under applicable law. Shareholders may obtain a copy of the prior notice, free of charge, by contacting us.
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
Debt Instruments and Debt Service Requirements
As of June 30, 2020, our long-term debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our 2017 4.25% Senior Notes, 2019 3.875% Senior Notes, 2020 5.75% Senior Notes, 2017 5.00% Senior Notes, 2019 4.375% Senior Notes and TH Facility (each as defined below), and obligations under finance leases. For further information about our long-term debt, see Note 10 to the accompanying unaudited condensed consolidated financial statements included in this report.
Credit Facilities
As of June 30, 2020, there was $6,064 million outstanding principal amount under our senior secured term loan facilities (the "Term Loan Facilities") with a weighted average interest rate of 1.84%. Based on the amounts outstanding under the Term Loan Facilities and LIBOR as of June 30, 2020, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $112 million in interest payments and $72 million in principal payments. In addition, based on LIBOR as of June 30, 2020, net cash settlements that we expect to pay on our $4,000 million interest rate swap are estimated to be approximately $89 million for the next twelve months.
On April 2, 2020, the Borrowers entered into a fifth amendment (the "Fifth Amendment") to the credit agreement (the "Credit Agreement") governing our Term Loan Facilities and Revolving Credit Facility. The Fifth Amendment provides the Borrowers with the option to comply with a $1,000 million minimum liquidity covenant in lieu of the 6.50:1.00 net first lien senior secured leverage ratio financial maintenance covenant for the period after June 30, 2020 and prior to September 30, 2021. Additionally, for the periods ending September 30, 2021 and December 31, 2021, to determine compliance with the net first lien senior secured leverage ratio, we are permitted to annualize the Adjusted EBITDA (as defined in the Credit Agreement) for the three months ending September 30, 2021 and six months ending December 31, 2021, respectively, in lieu of calculating the ratio based on Adjusted EBITDA for the prior four quarters. There were no other material changes to the terms of the Credit Agreement.
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
As of June 30, 2020, we had no amounts outstanding under our Revolving Credit Facility, had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $998 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
Senior Notes
The Borrowers are party to (i) an indenture (the “2017 4.25% Senior Notes Indenture”) in connection with the issuance of $1,500 million of 4.25% first lien senior notes due May 15, 2024 (the “2017 4.25% Senior Notes”), (ii) an indenture (the “2019 3.875% Senior Notes Indenture”) in connection with the issuance of $750 million of 3.875% first lien senior notes due January 15, 2028 (the “2019 3.875% Senior Notes”), (iii) an indenture (the “2017 5.00% Senior Notes Indenture”) in connection with the issuance of $2,800 million of 5.00% second lien senior notes due October 15, 2025 (the “2017 5.00% Senior Notes”), (iv) an indenture (the “2019 4.375% Senior Notes Indenture” and together with the above indentures the "Senior Notes Indentures") in connection with the issuance of $750 million of 4.375% second lien senior notes due January 15, 2028 (the “2019 4.375% Senior Notes”) and (v) the 2020 5.75% Senior Notes Indenture described above. No principal payments are due on the 2017 4.25% Senior Notes, 2019 3.875% Senior Notes, 2017 5.00% Senior Notes, 2019 4.375% Senior Notes and 2020 5.75% Senior Notes until maturity and interest is paid semi-annually.
Based on the amounts outstanding at June 30, 2020, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $294 million in interest payments.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of June 30, 2020, we had outstanding C$225 million under the TH Facility with a weighted average interest rate of 1.93%.
Based on the amounts outstanding under the TH Facility as of June 30, 2020, required debt service for the next twelve months is estimated to be approximately $3 million in interest payments and $4 million in principal payments.
Restrictions and Covenants
As of June 30, 2020, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility, and the Senior Notes Indentures.
Cash Dividends
Our board of directors has declared a cash dividend of $0.52 per common share, which will be paid on October 2, 2020 to common shareholders of record on September 18, 2020. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.52 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
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

Outstanding Security Data
As of July 31, 2020, we had outstanding 303,113,259 common shares and one special voting share. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of the Company, holders of our common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and our outstanding equity awards, see Note 15 to the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and Canadian securities regulatory authorities on February 21, 2020.
There were 162,426,062 Partnership exchangeable units outstanding as of July 31, 2020. During the six months ended June 30, 2020, Partnership exchanged 2,672,900 Partnership exchangeable units pursuant to exchange notices received. Since December 12, 2015, the holders of Partnership exchangeable units have had the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership to determine to settle any such exchange for a cash payment in lieu of our common shares.
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $196 million for the six months ended June 30, 2020, compared to $475 million during the same period in the prior year. The decrease in cash provided by operating activities was driven by a decrease in TH segment income, a decrease in BK segment income and an increase in cash used for working capital. These factors were partially offset by a decrease in income tax payments, a decrease in interest payments and an increase in PLK segment income.
Investing Activities
Cash used for investing activities was $12 million for the six months ended June 30, 2020, compared to $23 million of cash provided from investing activities during the same period in the prior year. The change in investing activities was driven by an increase in capital expenditures during the current period and a decrease in net proceeds from disposal of assets, restaurant closures and refranchisings.
Financing Activities
Cash used for financing activities was $161 million for the six months ended June 30, 2020, compared to $395 million during the same period in the prior year. The change in financing activities was driven primarily by proceeds from the issuance of the 2020 5.75% Senior Notes and proceeds from the draw down on the remaining availability under the TH Facility, partially offset by an increase in RBI common share dividends and distributions on Partnership exchangeable units and a decrease in proceeds from stock option exercises.

Contractual Obligations and Commitments
Except as described herein, there were no material changes to our contractual obligations, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC and Canadian securities regulatory authorities on February 21, 2020, other than the following.
During the first quarter of 2020, we drew down the remaining availability of C$125 million under the TH Facility. Additionally, on April 7, 2020, we obtained the proceeds from the 2020 5.75% Senior Notes. Each of these terms is defined and described above. The following table provides contractual obligations under our Credit Facilities, senior notes and other long term debt as of June 30, 2020, which reflects all of the debt transactions disclosed above.

	Payment Due by Period as of June 30, 2020
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Credit Facilities, including interest (a)	$6,750	$186	$383	$989	$5,192
Senior Notes, including interest (b)	7,891	294	589	2,511	4,497
Other long term debt	183	7	23	36	117
(a)We have estimated our interest payments through the maturity of our Credit Facilities based on LIBOR as of June 30, 2020.
(b)Amounts included herein for the Senior Notes exclude amounts for the Tim Hortons Notes.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the six months ended June 30, 2020 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC and Canadian securities regulatory authorities on February 21, 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of June 30, 2020. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
The Company’s management, including the CEO and CFO, confirm there were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II – Other Information
Item 1. Legal Proceedings
On June 30, 2020, a class action complaint was filed against Restaurant Brands International Inc., Restaurant Brands International Limited Partnership and The TDL Group Corp. in the Quebec Superior Court by Steve Holcman, individually and on behalf of all Quebec residents who downloaded the Tim Hortons mobile application. On July 2, 2020, a Notice of Action related to a second class action complaint was filed against Restaurant Brands International Inc., in the Ontario Superior Court by Ashley Sitko and Ashley Cadeau, individually and on behalf of all Canadian residents who downloaded the Tim Hortons mobile application. Both of the complaints allege that the defendants violated the plaintiff’s privacy rights, the Personal Information Protection and Electronic Documents Act, consumer protection and competition laws or app-based undertakings to users, in each case in connection with the collection of geolocation data through the Tim Hortons mobile application. Each plaintiff seeks injunctive relief and monetary damages for himself or herself and other members of the class. We intend to vigorously defend against these lawsuits, but we are unable to predict the ultimate outcome of either case.
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
In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected workforces, customers, consumer sentiment, economies and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of our markets. As a result of COVID-19, we and our franchisees have experienced significant store closures and instances of reduced store-level operations, including reduced operating hours and dining-room closures. During 2020, our restaurants in the U.S. and Canada closed dine-in operations, continuing to offer drive-thru, delivery and take-out where possible, sometimes with limited hours, several markets in Asia, Europe and Latin America closed all restaurants, and many other international markets also have limited operations. As of the end of July, restaurants in most markets have reopened, often with limited operations. While certain markets have opened for dine-in guests, the capacity may be limited, and local conditions may lead to closures or increased limitations. As a result of COVID-19, restaurant traffic and system-wide sales have been significantly negatively impacted.
Our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability, and financial stability. The impact of COVID-19 has, and is expected to continue to have, an adverse effect on our franchisees’ liquidity. As a result, we are providing cash flow support by extending loans to eligible BK franchisees in the U.S. and advancing certain cash payments to eligible TH franchisees in Canada. For approximately 3,700 eligible locations where we have property control at Tim Hortons in Canada and Burger King in the United States and Canada, we have temporarily converted our rent structure from a combination of fixed plus variable rent to 100% variable rent, which provides relief in the face of declining sales. In addition, we have deferred rent payments for up to 45 days for certain other franchisees. These actions are expected to continue to adversely affect our cash flow and financial results in the upcoming quarter. In addition to these actions, we may decide to take additional steps to assist in the financial stabilization of our franchisees, which could impact our liquidity and our financial results. In addition, we are delaying the capital expenditure obligations of our franchisees relating to new restaurants, remodels and significant equipment deployments, which could adversely affect our growth once the COVID-19 pandemic has passed. To the extent that our franchisees experience financial distress, it could negatively affect (i) our operating results as a result of delayed or reduced payments of royalties, advertising fund contributions and rents for properties we lease to them or claims under our lease guarantees, (ii) our future revenue, earnings and cash flow growth and (iii) our financial condition.
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

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESTAURANT BRANDS INTERNATIONAL INC. (Registrant)

Date: August 6, 2020	By:	/s/ Matthew Dunnigan
		Name:	Matthew Dunnigan
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)