Form 10-Q
period 2020-09-30
Restaurant Brands International Inc.
filed 2020-10-28
CIK 1618756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 20, 2020, there were 303,902,641 common shares of the Registrant outstanding.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data)
(Unaudited)

	As of
	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,919	$1,533
Accounts and notes receivable, net of allowance of $37 and $13, respectively	589	527
Inventories, net	87	84
Prepaids and other current assets	85	52
Total current assets	2,680	2,196
Property and equipment, net of accumulated depreciation and amortization of $831 and $746, respectively	1,975	2,007
Operating lease assets, net	1,122	1,176
Intangible assets, net	10,415	10,563
Goodwill	5,571	5,651
Net investment in property leased to franchisees	63	48
Other assets, net	707	719
Total assets	$22,533	$22,360
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$523	$644
Other accrued liabilities	883	790
Gift card liability	108	168
Current portion of long-term debt and finance leases	107	101
Total current liabilities	1,621	1,703
Long-term debt, net of current portion	12,300	11,759
Finance leases, net of current portion	304	288
Operating lease liabilities, net of current portion	1,054	1,089
Other liabilities, net	1,917	1,698
Deferred income taxes, net	1,422	1,564
Total liabilities	18,618	18,101
Shareholders’ equity:
Common shares, no par value; Unlimited shares authorized at September 30, 2020 and December 31, 2019; 303,877,203 shares issued and outstanding at September 30, 2020; 298,281,081 shares issued and outstanding at December 31, 2019	2,648	2,478
Retained earnings	692	775
Accumulated other comprehensive income (loss)	(997)	(763)
Total Restaurant Brands International Inc. shareholders’ equity	2,343	2,490
Noncontrolling interests	1,572	1,769
Total shareholders’ equity	3,915	4,259
Total liabilities and shareholders’ equity	$22,533	$22,360
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Sales	$541	$624	$1,450	$1,735
Franchise and property revenues	796	834	2,160	2,389
Total revenues	1,337	1,458	3,610	4,124
Operating costs and expenses:
Cost of sales	418	475	1,156	1,334
Franchise and property expenses	128	133	388	401
Selling, general and administrative expenses	302	320	922	948
(Income) loss from equity method investments	18	(11)	36	(11)
Other operating expenses (income), net	54	(30)	59	(44)
Total operating costs and expenses	920	887	2,561	2,628
Income from operations	417	571	1,049	1,496
Interest expense, net	129	137	376	406
Loss on early extinguishment of debt	—	4	—	4
Income before income taxes	288	430	673	1,086
Income tax expense	65	79	62	232
Net income	223	351	611	854
Net income attributable to noncontrolling interests (Note 12)	78	150	216	376
Net income attributable to common shareholders	$145	$201	$395	$478
Earnings per common share
Basic	$0.48	$0.76	$1.31	$1.85
Diluted	$0.47	$0.75	$1.30	$1.82
Weighted average shares outstanding
Basic	303	267	301	258
Diluted	470	470	469	469
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$223	$351	$611	$854

Foreign currency translation adjustment	239	(173)	(170)	185
Net change in fair value of net investment hedges, net of tax of $40, $(37), $(12) and $2	(198)	143	39	27
Net change in fair value of cash flow hedges, net of tax of $7, $9, $99 and $43	(17)	(25)	(268)	(116)
Amounts reclassified to earnings of cash flow hedges, net of tax of $(8), $(2), $(18) and $(3)	22	5	51	7
Other comprehensive income (loss)	46	(50)	(348)	103
Comprehensive income (loss)	269	301	263	957
Comprehensive income (loss) attributable to noncontrolling interests	94	129	91	424
Comprehensive income (loss) attributable to common shareholders	$175	$172	$172	$533
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(In millions of U.S. dollars, except shares and per share data)
(Unaudited)

	Issued Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2019	298,281,081	$2,478	$775	(763)	$1,769	$4,259
Stock option exercises	1,053,264	30	—	—	—	30
Share-based compensation	—	19	—	—	—	19
Issuance of shares	255,325	6	—	—	—	6
Dividends declared ($0.52 per share)	—	—	(156)	—	—	(156)
Dividend equivalents declared on restricted stock units	—	2	(2)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.52 per unit)	—	—	—	—	(86)	(86)
Exchange of Partnership exchangeable units for RBI common shares	178,046	2	—	—	(2)	—
Restaurant VIE contributions (distributions)	—	—	—	—	(1)	(1)
Net income	—	—	144	—	80	224
Other comprehensive income (loss)	—	—	—	(350)	(193)	(543)
Balances at March 31, 2020	299,767,716	$2,537	$761	$(1,113)	$1,567	$3,752
Stock option exercises	316,172	11	—	—	—	11
Share-based compensation	—	20	—	—	—	20
Issuance of shares	45,071	—	—	—	—	—
Dividends declared ($0.52 per share)	—	—	(158)	—	—	(158)
Dividend equivalents declared on restricted stock units	—	1	(1)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.52 per unit)	—	—	—	—	(85)	(85)
Exchange of Partnership exchangeable units for RBI common shares	2,494,854	33	—	(9)	(24)	—
Restaurant VIE contributions (distributions)	—	—	—	—	(1)	(1)
Net income	—	—	106	—	58	164
Other comprehensive income (loss)	—	—	—	97	52	149
Balances at June 30, 2020	302,623,813	$2,602	$708	$(1,025)	$1,567	$3,852
Stock option exercises	567,636	19	—	—	—	19
Share-based compensation	—	16	—	—	—	16
Issuance of shares	63,686	—	—	—	—	—
Dividends declared ($0.52 per share)	—	—	(158)	—	—	(158)
Dividend equivalents declared on restricted stock units	—	3	(3)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.52 per unit)	—	—	—	—	(84)	(84)
Exchange of Partnership exchangeable units for RBI common shares	622,068	8	—	(2)	(6)	—
Restaurant VIE contributions (distributions)	—	—	—	—	1	1
Net income	—	—	145	—	78	223
Other comprehensive income (loss)	—	—	—	30	16	46
Balances at September 30, 2020	303,877,203	$2,648	$692	$(997)	$1,572	$3,915
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

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$611	$854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139	139
Premiums paid and non-cash loss on early extinguishment of debt	—	4
Amortization of deferred financing costs and debt issuance discount	19	22
(Income) loss from equity method investments	36	(11)
(Gain) loss on remeasurement of foreign denominated transactions	54	(38)
Net (gains) losses on derivatives	14	(43)
Share-based compensation expense	55	56
Deferred income taxes	(120)	(16)
Other	23	1
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(83)	(7)
Inventories and prepaids and other current assets	(21)	(34)
Accounts and drafts payable	(110)	(15)
Other accrued liabilities and gift card liability	(12)	(85)
Tenant inducements paid to franchisees	(7)	(13)
Other long-term assets and liabilities	10	97
Net cash provided by operating activities	608	911
Cash flows from investing activities:
Payments for property and equipment	(71)	(32)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	9	22
Settlement/sale of derivatives, net	29	17
Net cash (used for) provided by investing activities	(33)	7
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term debt	1,585	750
Repayments of revolving line of credit, long-term debt and finance leases	(1,071)	(290)
Payment of financing costs	(10)	(13)
Payment of dividends on common shares and distributions on Partnership exchangeable units	(716)	(669)
Proceeds from stock option exercises	60	99
(Payments) proceeds from derivatives	(29)	17
Other financing activities, net	(1)	—
Net cash used for financing activities	(182)	(106)
Effect of exchange rates on cash and cash equivalents	(7)	7
Increase (decrease) in cash and cash equivalents	386	819
Cash and cash equivalents at beginning of period	1,533	913
Cash and cash equivalents at end of period	$1,919	$1,732
Supplemental cash flow disclosures:
Interest paid	$315	$433
Income taxes paid	$163	$171
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Organization
Restaurant Brands International Inc. (the “Company”, “RBI”, “we”, “us” or “our”) was formed on August 25, 2014 and continued under the laws of Canada. The Company serves as the sole general partner of Restaurant Brands International Limited Partnership (“Partnership”). We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), fast food hamburgers principally under the Burger King® brand (“Burger King” or “BK”), and chicken under the Popeyes® brand (“Popeyes” or “PLK”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of September 30, 2020, we franchised or owned 4,934 Tim Hortons restaurants, 18,675 Burger King restaurants, and 3,418 Popeyes restaurants, for a total of 27,027 restaurants, and operate in more than 100 countries and U.S. territories. Approximately 100% of current system-wide restaurants are franchised.
All references to “$” or “dollars” are to the currency of the United States unless otherwise indicated. All references to “Canadian dollars” or “C$” are to the currency of Canada unless otherwise indicated.
COVID-19
The global crisis resulting from the spread of coronavirus (“COVID-19”) has had a substantial impact on our global restaurant operations for the three and nine months ended September 30, 2020, which is expected to continue with the timing of recovery uncertain. During the three and nine months ended September 30, 2020, some TH, BK and PLK restaurants were temporarily closed in certain countries and many of the restaurants that remained open had limited operations, such as Drive-thru, Takeout and Delivery (where applicable). This has continued into the fourth quarter of 2020.
Our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability, and financial stability. The financial impact of COVID-19 has had, and is expected to continue for an uncertain period to have, an adverse effect on many of our franchisees’ liquidity and we have worked closely with our franchisees to monitor and assist them with access to appropriate sources of liquidity in order to sustain their businesses throughout this crisis, such as offering rent relief programs for eligible franchisees who lease property from us. See Note 4, Leases, for further information about the rent relief programs. Additionally, we provided cash flow support by extending loans to eligible BK franchisees in the U.S. during the second and third quarters of 2020, and by advancing certain cash payments to eligible TH franchisees in Canada during the second quarter of 2020.
During the nine months ended September 30, 2020, we recorded bad debt expense of $27 million compared to $3 million during the nine months ended September 30, 2019. While these receivables remain contractually due and payable to us, the certainty of the amount and timing of payments has been impacted by the COVID-19 pandemic. Therefore, our bad debt expense during the nine months ended September 30, 2020 reflects an adjustment to our historical collections experience to incorporate an estimate of the impact of current economic conditions resulting from the COVID-19 pandemic. Actual collections may be materially higher or lower than this estimate reflects since it is reasonably possible the duration and future impact of the COVID-19 pandemic on our business or our franchisees may differ from our assumptions. Ongoing material adverse effects of the COVID-19 pandemic on our franchisees for an extended period could negatively affect our operating results, including reductions in revenue and cash flow and could impact our impairment assessments of accounts receivable, intangible assets, long-lived assets or goodwill.

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
Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As of September 30, 2020 and December 31, 2019, we determined that we are the primary beneficiary of 40 and 35 Restaurant VIEs, respectively, and accordingly, have consolidated the results of operations, assets and liabilities, and cash flows of these Restaurant VIEs in our Financial Statements. Material intercompany accounts and transactions have been eliminated in consolidation.
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

Note 3. New Accounting Pronouncements
Credit Losses – In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that requires companies to measure and recognize lifetime expected credit losses for certain financial instruments, including trade accounts receivable and net investments in direct financing and sales-type leases. Expected credit losses are estimated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This amendment was effective commencing in 2020, using a modified retrospective approach. The adoption of this new guidance did not have a material impact on our Financial Statements.
Simplifying the Accounting for Income Taxes – In December 2019, the FASB issued guidance which simplifies the accounting for income taxes by removing certain exceptions and by clarifying and amending existing guidance applicable to accounting for income taxes. The amendment is effective commencing in 2021 with early adoption permitted. While we are currently evaluating the impact that the adoption of this new guidance will have on our Financial Statements, we do not currently anticipate this adoption will have a material impact on our Financial Statements.

Accounting Relief for the Transition Away from LIBOR and Certain other Reference Rates – In March 2020, the FASB issued guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This amendment is effective as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by this new guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationships. We are currently evaluating the impact that the adoption of this new guidance will have on our Financial Statements and have not adopted any of the transition relief available under the new guidance as of September 30, 2020.

Note 4. Leases
During the nine months ended September 30, 2020, we offered a rent relief program for eligible TH franchisees in Canada who lease property from us (the “TH rent relief program”) and a rent relief program for eligible BK franchisees in the U.S. and Canada who lease property from us (the “BK rent relief program” and together with the TH rent relief program, the “rent relief programs”), a portion of which concluded during the three months ended September 30, 2020. Under the rent relief programs, we temporarily converted the rent structure from a combination of fixed plus variable rent to 100% variable rent. While in effect, these programs result in a reduction in our property revenues.
In April 2020, the FASB staff issued interpretive guidance that indicated it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Accounting Standards Codification Topic 842, Leases (“ASC 842”), as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity is not required to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in ASC 842 to those contracts. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee.
We have elected to apply this interpretive guidance to the rent relief programs while in effect and have assumed that enforceable rights and obligations for those concessions exist in the lease contract. As such, we recognize reductions in rents arising from the rent relief programs as reductions in variable lease payments, as the rent reductions did not result in a substantial increase in the rights of the lessor or the obligations of the lessee.
Property revenues are comprised primarily of lease income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease income - operating leases
Minimum lease payments	$112	$112	$333	$335
Variable lease payments	82	100	191	281
Amortization of favorable and unfavorable income lease contracts, net	1	1	4	5
Subtotal - lease income from operating leases	195	213	528	621
Earned income on direct financing leases	1	2	4	7
Total property revenues	$196	$215	$532	$628

Note 5. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between December 31, 2019 and September 30, 2020 (in millions):

Contract Liabilities	TH	BK	PLK	Consolidated
Balance at December 31, 2019	$64	$449	$28	$541
Recognized during period and included in the contract liability balance at the beginning of the year	(7)	(50)	(2)	(59)
Increase, excluding amounts recognized as revenue during the period	5	15	9	29
Impact of foreign currency translation	(1)	7	—	6
Balance at September 30, 2020	$61	$421	$35	$517
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2020 (in millions):

Contract liabilities expected to be recognized in	TH	BK	PLK	Consolidated
Remainder of 2020	$2	$9	$1	$12
2021	8	34	2	44
2022	8	33	2	43
2023	7	32	2	41
2024	7	31	2	40
Thereafter	29	282	26	337
Total	$61	$421	$35	$517
Disaggregation of Total Revenues
Total revenues consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$541	$624	$1,450	$1,735
Royalties	581	602	1,576	1,706
Property revenues	196	215	532	628
Franchise fees and other revenue	19	17	52	55
Total revenues	$1,337	$1,458	$3,610	$4,124

Note 6. Earnings per Share
An economic interest in Partnership common equity is held by the holders of Class B exchangeable limited partnership units (the “Partnership exchangeable units”), which is reflected as a noncontrolling interest in our equity. See Note 12, Shareholders’ Equity.
Basic and diluted earnings per share is computed using the weighted average number of shares outstanding for the period. We apply the treasury stock method to determine the dilutive weighted average common shares represented by outstanding equity awards, unless the effect of their inclusion is anti-dilutive. The diluted earnings per share calculation assumes conversion of 100% of the Partnership exchangeable units under the “if converted” method. Accordingly, the numerator is also adjusted to include the earnings allocated to the holders of noncontrolling interests.
The following table summarizes the basic and diluted earnings per share calculations (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to common shareholders - basic	$145	$201	$395	$478
Add: Net income attributable to noncontrolling interests	78	150	215	376
Net income available to common shareholders and noncontrolling interests - diluted	$223	$351	$610	$854

Denominator:
Weighted average common shares - basic	303	267	301	258
Exchange of noncontrolling interests for common shares (Note 12)	162	197	164	204
Effect of other dilutive securities	5	6	4	7
Weighted average common shares - diluted	470	470	469	469

Basic earnings per share (a)	$0.48	$0.76	$1.31	$1.85
Diluted earnings per share (a)	$0.47	$0.75	$1.30	$1.82
Anti-dilutive securities outstanding	8	3	8	3
(a) Earnings per share may not recalculate exactly as it is calculated based on unrounded numbers.

Note 7. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	September 30, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$724	$(252)	$472	$720	$(225)	$495
Favorable leases	116	(63)	53	127	(65)	62
Subtotal	840	(315)	525	847	(290)	557
Indefinite-lived intangible assets:
Tim Hortons brand	$6,390	$—	$6,390	$6,534	$—	$6,534
Burger King brand	2,145	—	2,145	2,117	—	2,117
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Subtotal	9,890	—	9,890	10,006	—	10,006
Intangible assets, net			$10,415			$10,563

Goodwill
Tim Hortons segment	$4,119			$4,207
Burger King segment	606			598
Popeyes segment	846			846
Total	$5,571			$5,651
Amortization expense on intangible assets totaled $11 million and $12 million for the three months ended September 30, 2020 and 2019, respectively, and $33 million and $33 million for the nine months ended September 30, 2020 and 2019, respectively. The change in the brands and goodwill balances during the nine months ended September 30, 2020 was due to the impact of foreign currency translation.

Note 8. Equity Method Investments
The aggregate carrying amount of our equity method investments was $198 million and $266 million as of September 30, 2020 and December 31, 2019, respectively, and is included as a component of Other assets, net in our accompanying condensed consolidated balance sheets. TH and BK both have equity method investments. PLK does not have any equity method investments.
With respect to our TH business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $2 million and $3 million during the three months ended September 30, 2020 and 2019, respectively. Distributions received from this joint venture were $6 million and $10 million during the nine months ended September 30, 2020 and 2019, respectively.
Except for the following equity method investments, no quoted market prices are available for our other equity method investments. The aggregate market value of our 15.2% equity interest in Carrols Restaurant Group, Inc. (“Carrols”) based on the quoted market price on September 30, 2020 was approximately $61 million. The aggregate market value of our 9.8% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on September 30, 2020 was approximately $43 million.

We have equity interests in entities that own or franchise Tim Hortons or Burger King restaurants. Franchise and property revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues from affiliates:
Royalties	$82	$89	$209	$254
Property revenues	8	8	24	25
Franchise fees and other revenue	4	1	10	7
Total	$94	$98	$243	$286
We recognized $4 million and $5 million of rent expense associated with the TIMWEN Partnership during the three months ended September 30, 2020 and 2019, respectively. We recognized $11 million and $14 million of rent expense associated with the TIMWEN Partnership during the nine months ended September 30, 2020 and 2019, respectively.
At September 30, 2020 and December 31, 2019, we had $72 million and $47 million, respectively, of accounts receivable, net from our equity method investments which were recorded in Accounts and notes receivable, net in our condensed consolidated balance sheets.

Note 9. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	September 30, 2020	December 31, 2019
Current:
Dividend payable	$243	$232
Interest payable	106	71
Accrued compensation and benefits	62	57
Taxes payable	157	126
Deferred income	41	35
Accrued advertising expenses	65	40
Restructuring and other provisions	12	8
Current portion of operating lease liabilities	128	126
Other	69	95
Other accrued liabilities	$883	$790
Noncurrent:
Taxes payable	$604	$579
Contract liabilities	517	541
Derivatives liabilities	592	341
Unfavorable leases	83	103
Accrued pension	55	65
Deferred income	26	25
Other	40	44
Other liabilities, net	$1,917	$1,698

Note 10. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	September 30, 2020	December 31, 2019
Term Loan B (due November 19, 2026)	$5,310	$5,350
Term Loan A (due October 7, 2024)	736	750
2017 4.25% Senior Notes (due May 15, 2024)	1,500	1,500
2019 3.875% Senior Notes (due January 15, 2028)	750	750
2020 5.75% Senior Notes (due April 15, 2025)	500	—
2017 5.00% Senior Notes (due October 15, 2025)	2,800	2,800
2019 4.375% Senior Notes (due January 15, 2028)	750	750
TH Facility and other	171	81
Less: unamortized deferred financing costs and deferred issue discount	(139)	(148)
Total debt, net	12,378	11,833
Less: current maturities of debt	(78)	(74)
Total long-term debt	$12,300	$11,759
Credit Facilities
In March 2020, we drew $995 million on our senior secured revolving credit facility (the “Revolving Credit Facility”), which we repaid in June 2020. As of September 30, 2020, we had no amounts outstanding under our Revolving Credit Facility, had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability under our Revolving Credit Facility was $998 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
On April 2, 2020, two of our subsidiaries (the “Borrowers”) entered into a fifth amendment (the “Fifth Amendment”) to the credit agreement (the “Credit Agreement”) governing our senior secured term loan facilities (the “Term Loan Facilities”) and Revolving Credit Facility. The Fifth Amendment provides the Borrowers with the option to comply with a $1,000 million minimum liquidity covenant in lieu of the 6.50:1.00 net first lien senior secured leverage ratio financial maintenance covenant for the period after June 30, 2020 and prior to September 30, 2021. Additionally, for the periods ending September 30, 2021 and December 31, 2021, to determine compliance with the net first lien senior secured leverage ratio, we are permitted to annualize the Adjusted EBITDA (as defined in the Credit Agreement) for the three months ending September 30, 2021 and six months ending December 31, 2021, respectively, in lieu of calculating the ratio based on Adjusted EBITDA for the prior four quarters. There were no other material changes to the terms of the Credit Agreement.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. During the nine months ended September 30, 2020, we drew down the remaining availability of C$125 million under the TH Facility and, as of September 30, 2020, we had outstanding C$224 million under the TH Facility with a weighted average interest rate of 1.88%.
2020 First Lien Senior Notes
On April 7, 2020, the Borrowers entered into an indenture (the “2020 5.75% Senior Notes Indenture”) in connection with the issuance of $500 million of 5.75% first lien notes due April 15, 2025 (the “2020 5.75% Senior Notes”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 2020 5.75% Senior Notes were used for general corporate purposes. In connection with the issuance of the 2020 5.75% Senior Notes, we capitalized approximately $9 million in debt issuance costs.

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
2020 Second Lien Senior Notes
On October 5, 2020, the Borrowers entered into an indenture (the “2020 4.00% Senior Notes Indenture”) in connection with the issuance of $1,400 million of 4.00% second lien notes due October 15, 2030 (the “October 2020 4.00% Senior Notes”). No principal payments are due until maturity and interest is paid semi-annually. On October 16, 2020, the proceeds from the offering of the October 2020 4.00% Senior Notes were used to redeem $1,350 million of the outstanding aggregate principal amount of our existing $2,800 million 2017 5.00% Senior Notes (due October 15, 2025) and pay related redemption premiums, fees and expenses.
On October 14, 2020, the Borrowers entered into a purchase agreement relating to the sale of $1,500 million in aggregate principal amount of 4.00% second lien notes due October 15, 2030 (the “November 2020 4.00% Senior Notes” and together with the October 2020 4.00% Senior Notes, the “2020 4.00% Senior Notes”), which will be issued as additional notes under the 2020 4.00% Senior Notes Indenture. The closing of the offering of the November 2020 4.00% Senior Notes is expected to occur on or about November 2, 2020, subject to customary closing conditions. The November 2020 4.00% Senior Notes are treated as a single series with the October 2020 4.00% Senior Notes and have the same terms for all purposes under the 2020 4.00% Senior Notes Indenture, including waivers, amendments, redemptions and offers to purchase. The net proceeds from the offering of the November 2020 4.00% Senior Notes will be used to redeem the remaining $1,450 million principal amount outstanding of the 2017 5.00% Senior Notes on or about November 13, 2020 and pay related redemption premiums, fees and expenses.
Obligations under the 2020 4.00% Senior Notes are guaranteed on a senior secured basis, jointly and severally, by the Borrowers and Note Guarantors. The 2020 4.00% Senior Notes are second lien senior secured obligations and rank equal in right of payment will all of the existing and future senior debt of the Borrowers and Note Guarantors and effectively subordinated to all of the existing and future first lien senior debt of the Borrowers and Note Guarantors.
Our 2020 4.00% Senior Notes may be redeemed in whole or in part, on or after October 15, 2025 at the redemption prices set forth in the 2020 4.00% Senior Notes Indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 2020 4.00% Senior Notes Indenture also contains optional redemption provisions related to tender offers, change of control and equity offerings, among others.
2020 3.50% First Lien Notes
On October 20, 2020, the Borrowers entered into a purchase agreement relating to the sale of $750 million in aggregate principal amount of 3.50% first lien notes due February 15, 2029 (the “2020 3.50% Senior Notes”). The closing of the offering of the 2020 3.50% Senior Notes is expected to occur on or about November 9, 2020, subject to customary closing conditions. The net proceeds from the offering of the 2020 3.50% Senior Notes will be used to redeem $725 million of our 4.25% first lien notes due 2024 and pay related redemption premiums, fees and expenses.
Restrictions and Covenants
As of September 30, 2020, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility, and the indentures governing our Senior Notes.

Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of
	September 30, 2020	December 31, 2019
Fair value of our variable term debt and senior notes	$12,283	$12,075
Principal carrying amount of our variable term debt and senior notes	12,346	11,900
Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Debt (a)	$119	$130	$351	$382
Finance lease obligations	4	5	14	16
Amortization of deferred financing costs and debt issuance discount	7	7	19	22
Interest income	(1)	(5)	(8)	(14)
Interest expense, net	$129	$137	$376	$406
(a)Amount includes $15 million and $16 million benefit during the three months ended September 30, 2020 and 2019, respectively, and $56 million and $53 million benefit during the nine months ended September 30, 2020 and 2019, respectively, related to the amortization of the Excluded Component as defined in Note 13, Derivatives.

Note 11. Income Taxes
Our effective tax rate was 22.6% and 9.2% for the three and nine months ended September 30, 2020, respectively. The effective tax rate during these periods reflects the mix of income from multiple tax jurisdictions and the impact of internal financing arrangements. Additionally, the effective tax rate during the nine months ended September 30, 2020 reflects a $64 million increase in deferred tax assets which decreased the effective tax rate by (9.5)% during this period. Based on the analysis of final guidance related to the Tax Cuts and Jobs Act (the “Tax Act”) received during this period, a deferred tax asset was recorded.
Our effective tax rate was 18.3% and 21.4% for the three and nine months ended September 30, 2019, respectively. The effective tax rate during these periods reflects the mix of income from multiple tax jurisdictions, the impact of internal financing arrangements and stock option exercises. Additionally, the effective tax rate during the nine months ended September 30, 2019 reflects a $37 million increase in the provision for unrecognized tax benefits related to a prior restructuring transaction that is not applicable to ongoing operations which increased the effective tax rate by 3.4% during this period. Benefits from stock option exercises reduced the effective tax rate by 1.2% and 2.9% for the three and nine months ended September 30, 2019, respectively.

Note 12. Shareholders’ Equity
Noncontrolling Interests
The holders of Partnership exchangeable units held an economic interest of approximately 34.8% and 35.7% in Partnership common equity through the ownership of 162,212,231 and 165,507,199 Partnership exchangeable units as of September 30, 2020 and December 31, 2019, respectively.
During the nine months ended September 30, 2020, Partnership exchanged 3,294,968 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. See Note 17, Subsequent Events, for detail of Partnership exchangeable units repurchased for cash on October 2, 2020. The exchanges represented increases in our ownership interest in Partnership and were accounted for as equity transactions, with no gain or loss recorded in the accompanying condensed consolidated statement of operations. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit is automatically deemed cancelled concurrently with the exchange.
Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$199	$(19)	$(943)	$(763)
Foreign currency translation adjustment	—	—	(170)	(170)
Net change in fair value of derivatives, net of tax	(229)	—	—	(229)
Amounts reclassified to earnings of cash flow hedges, net of tax	51	—	—	51
Amounts attributable to noncontrolling interests	64	—	50	114
Balance at September 30, 2020	$85	$(19)	$(1,063)	$(997)

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
Interest Rate Swaps
At September 30, 2020, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our senior secured term loan facilities (the “Term Loan Facilities”) beginning October 31, 2019 through the termination date of November 19, 2026. Additionally, at September 30, 2020, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
During 2019, we extended the term of our previous $3,500 million receive-variable, pay-fixed interest rate swaps to align the maturity date of the new interest rate swaps with the new maturity date of our Term Loan B. The extension of the term resulted in a de-designation and re-designation of the interest rate swaps and the swaps continue to be accounted for as a cash flow hedge for hedge accounting. In connection with the de-designation, we recognized a net unrealized loss of $213 million in AOCI and this amount gets reclassified into Interest expense, net as the original forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of September 30, 2020 that we expect to be reclassified into interest expense within the next 12 months is $51 million.

During 2015, we settled certain interest rate swaps and recognized a net unrealized loss of $85 million in AOCI at the date of settlement. This amount gets reclassified into Interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of September 30, 2020 that we expect to be reclassified into interest expense within the next 12 months is $12 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At September 30, 2020, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At September 30, 2020, we had outstanding fixed-to-fixed cross-currency rate swaps to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. These swaps are contracts to exchange quarterly fixed-rate interest payments we make on the Canadian dollar notional amount of C$6,754 million for quarterly fixed-rate interest payments we receive on the U.S. dollar notional amount of $5,000 million through the maturity date of June 30, 2023.
At September 30, 2020, we had outstanding cross-currency rate swaps in which we pay quarterly fixed-rate interest payments on the Euro notional value of €1,108 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $1,200 million. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge. During 2018, we extended the term of the swaps from March 31, 2021 to the maturity date of February 17, 2024. The extension of the term resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, at September 30, 2020, we also had outstanding cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $400 million, entered during 2018, and $500 million, entered during 2019, through the maturity date of February 17, 2024. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge.
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
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At September 30, 2020, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $98 million with maturities to November 2021. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$(22)	$(35)	$(370)	$(156)
Forward-currency contracts	$(2)	$1	$3	$(3)
Derivatives designated as net investment hedges
Cross-currency rate swaps	$(238)	$180	$51	$25
(1)We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$(30)	$(7)	$(71)	$(14)
Forward-currency contracts	Cost of sales	$—	$—	$2	$4

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$15	$16	$56	$53

	Fair Value as of
	September 30, 2020	December 31, 2019	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest rate	$—	$7	Other assets, net
Derivatives designated as net investment hedges
Foreign currency	18	22	Other assets, net
Total assets at fair value	$18	$29

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	$490	$175	Other liabilities, net
Foreign currency	1	2	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	102	166	Other liabilities, net
Total liabilities at fair value	$593	$343

Note 14. Other Operating Expenses (Income), net
Other operating expenses (income), net consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$4	$6	$2	$(1)
Litigation settlements (gains) and reserves, net	4	1	5	1
Net losses (gains) on foreign exchange	44	(35)	54	(38)
Other, net	2	(2)	(2)	(6)
Other operating expenses (income), net	$54	$(30)	$59	$(44)
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
On October 5, 2018, a class action complaint was filed against Burger King Worldwide, Inc. (“BKW”) and Burger King Corporation (“BKC”) in the U.S. District Court for the Southern District of Florida by Jarvis Arrington, individually and on behalf of all others similarly situated. On October 18, 2018, a second class action complaint was filed against RBI, BKW and BKC in the U.S. District Court for the Southern District of Florida by Monique Michel, individually and on behalf of all others similarly situated. On October 31, 2018, a third class action complaint was filed against BKC and BKW in the U.S. District Court for the Southern District of Florida by Geneva Blanchard and Tiffany Miller, individually and on behalf of all others similarly situated. On November 2, 2018, a fourth class action complaint was filed against RBI, BKW and BKC in the U.S. District Court for the Southern District of Florida by Sandra Muster, individually and on behalf of all others similarly situated. These complaints have been consolidated and allege that the defendants violated Section 1 of the Sherman Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Burger King franchisees are required to sign. Each plaintiff seeks injunctive relief and damages for himself or herself and other members of the class. On March 24, 2020, the Court granted BKC’s motion to dismiss for failure to state a claim and on April 20, 2020 the plaintiffs filed a motion for leave to amend their complaint. On April 27, 2020, BKC filed a motion opposing the motion for leave to amend. The court denied the plaintiffs motion for leave to amend their complaint in August 2020 and the plaintiffs are appealing this ruling. While we currently believe these claims are without merit, we are unable to predict the ultimate outcome of these cases or estimate the range of possible loss, if any.
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
On June 30, 2020, a class action complaint was filed against Restaurant Brands International Inc., Restaurant Brands International Limited Partnership and The TDL Group Corp. in the Quebec Superior Court by Steve Holcman, individually and on behalf of all Quebec residents who downloaded the Tim Hortons mobile application. On July 2, 2020, a Notice of Action related to a second class action complaint was filed against Restaurant Brands International Inc., in the Ontario Superior Court by Ashley Sitko and Ashley Cadeau, individually and on behalf of all Canadian residents who downloaded the Tim Hortons mobile application. On August 31, 2020, a notice of claim was filed against Restaurant Brands International Inc. in the Supreme Court of British Columbia by Wai Lam Jacky Law on behalf of all persons in Canada who downloaded the Tim Hortons mobile application or the Burger King mobile application. On September 30, 2020, a notice of action was filed against Restaurant Brands International Inc., Restaurant Brands International Limited Partnership, The TDL Group Corp., Burger King Worldwide, Inc. and Popeyes Louisiana Kitchen, Inc. in the Ontario Superior Court of Justice by William Jung on behalf of a to be determined class. All of the complaints allege that the defendants violated the plaintiff’s privacy rights, the Personal Information Protection and Electronic Documents Act, consumer protection and competition laws or app-based undertakings to users, in each case in connection with the collection of geolocation data through the Tim Hortons mobile application, and in certain cases, the Burger King and Popeyes mobile applications. Each plaintiff seeks injunctive relief and monetary damages for himself or herself and other members of the class. These cases are in preliminary stages and we intend to vigorously defend against these lawsuits, but we are unable to predict the ultimate outcome of any of these cases or estimate the range of possible loss, if any.

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
The following tables present revenues, by segment and by country (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues by operating segment:
TH	$762	$881	$2,028	$2,472
BK	433	457	1,168	1,315
PLK	142	120	414	337
Total revenues	$1,337	$1,458	$3,610	$4,124

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues by country (a):
Canada	$691	$805	$1,837	$2,245
United States	499	489	1,392	1,412
Other	147	164	381	467
Total revenues	$1,337	$1,458	$3,610	$4,124

(a)Only Canada and the United States represented 10% or more of our total revenues in each period presented.
Our measure of segment income is Adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax expense, and depreciation and amortization, adjusted to exclude (i) the non-cash impact of share-based compensation and non-cash incentive compensation expense, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, this included costs incurred in connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively, and from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements, including consulting services related to the interpretation of final and proposed regulations and guidance under the Tax Cuts and Jobs Act (the “Tax Act”).

Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating business. A reconciliation of segment income to net income consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment income:
TH	$258	$301	$594	$825
BK	245	254	605	728
PLK	58	47	164	129
Adjusted EBITDA	561	602	1,363	1,682
Share-based compensation and non-cash incentive compensation expense	19	18	63	62
Corporate restructuring and tax advisory fees	3	5	11	22
Office centralization and relocation costs	—	—	—	6
Impact of equity method investments (a)	20	(9)	42	1
Other operating expenses (income), net	54	(30)	59	(44)
EBITDA	465	618	1,188	1,635
Depreciation and amortization	48	47	139	139
Income from operations	417	571	1,049	1,496
Interest expense, net	129	137	376	406
Loss on early extinguishment of debt	—	4	—	4
Income tax expense	65	79	62	232
Net income	$223	$351	$611	$854
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 17. Subsequent Events
Exchange of Partnership Exchangeable Units
In September 2020 Partnership received an exchange notice for 6,757,692 Partnership exchange units (the “Exchangeable Units”). In accordance with the terms of the partnership agreement, Partnership chose to satisfy the exchange by repurchasing all of these Exchangeable Units on October 2, 2020 for approximately $380 million with available cash on hand. The exchange represented an increase in our ownership interest in Partnership and will be accounted for as an equity transaction, with no gain or loss recorded in the condensed consolidated statement of operations. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit is automatically deemed cancelled.
Dividends
On October 2, 2020, we paid a cash dividend of $0.52 per common share to common shareholders of record on September 18, 2020. On such date, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.52 per exchangeable unit to holders of record on September 18, 2020.
Subsequent to September 30, 2020, our board of directors declared a cash dividend of $0.52 per common share, which will be paid on January 5, 2021 to common shareholders of record on December 21, 2020. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.52 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
Issuance of Senior Notes and Redemption of Senior Notes
As discussed in Note 10, Long-Term Debt, on October 5, 2020, the Borrowers entered into the 2020 4.00% Senior Notes Indenture in connection with the issuance of the October 2020 4.00% Senior Notes. The proceeds from the offering of the October 2020 4.00% Senior Notes were used to redeem $1,350 million of the outstanding aggregate principal amount of our existing $2,800 million 2017 5.00% Senior Notes (due October 15, 2025) on October 16, 2020 and pay related redemption premiums, fees and expenses.
Also as discussed in Note 10, Long-Term Debt, on October 14, 2020, the Borrowers entered into a purchase agreement relating to the sale of the November 2020 4.00% Senior Notes, which will be issued as additional notes under the 2020 4.00% Senior Notes Indenture. The closing of the offering of the November 2020 4.00% Senior Notes is expected to occur on or about November 2, 2020, subject to customary closing conditions. The net proceeds from the offering of the November 2020 4.00% Senior Notes will be used to redeem the remaining $1,450 million principal amount outstanding of the 2017 5.00% Senior Notes and pay related redemption premiums, fees and expenses.
As additionally discussed in Note 10, Long-Term Debt, on October 20, 2020, the Borrowers entered into a purchase agreement relating to the sale of the 2020 3.50% Senior Notes. The closing of the offering of the 2020 3.50% Senior Notes is expected to occur on or about November 9, 2020, subject to customary closing conditions. The net proceeds from the offering of the 2020 3.50% Senior Notes will be used to redeem $725 million of our 4.25% first lien notes due 2024 and pay related redemption premiums, fees and expenses.
During the three months ending December 31, 2020, we will record a loss on early extinguishment of debt that will include the redemption premiums paid as well as the write-off of unamortized debt issuance costs in connection with the redemption of the notes discussed above.
Litigation

On October 26, 2020, City of Warwick Municipal Employees Pension Fund, a purported stockholder of Restaurant Brands International, individually and on behalf of all other stockholders similarly situated, filed a lawsuit in the Supreme Court of the State of New York County of New York naming the Company and certain of its officers, directors and selling shareholders as defendants alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the offering of securities by an affiliate of 3G Capital Partners Ltd. in August and September 2019. The complaint alleges that the shelf registration statement used in connection with such offering contained certain false and/or misleading statements or omissions. The complaint seeks, among other relief, class certification of the lawsuit, unspecified compensatory damages, rescission, pre-judgement and post-judgement interest, costs and expenses. The Company is currently evaluating the lawsuit, but believes that the claims are without merit and intends to vigorously defend. While we believe these claims are without merit, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
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
Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with approximately $31 billion in annual system-wide sales and approximately 27,000 restaurants in more than 100 countries and U.S. territories as of September 30, 2020. Our Tim Hortons®, Burger King®, and Popeyes® brands have similar franchised business models with complementary daypart mixes and product platforms. Our three iconic brands are managed independently while benefiting from global scale and sharing of best practices.
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
COVID-19
The global crisis resulting from the spread of coronavirus (“COVID-19”) has had a substantial impact on our global restaurant operations for the three and nine months ended September 30, 2020, which is expected to continue with the timing of recovery uncertain. System-wide sales growth, system-wide sales and comparable sales were also negatively impacted for the three and nine months ended September 30, 2020 as a result of the impact of COVID-19. During the first nine months of 2020, substantially all TH, BK and PLK restaurants remained open in North America with limited operations, such as Drive-thru, Takeout and Delivery (where applicable) and that currently remains the case. While certain markets have opened for dine-in guests, the capacity may be limited, and local conditions may lead to closures or increased limitations. Some international markets temporarily closed most or all restaurants and the restaurants that remained open or have reopened may have limited operations. As of the end of September, 96% of our restaurants were open worldwide, including substantially all of our restaurants in North America, Asia Pacific and Europe, Middle East and Africa and approximately 92% of our restaurants in Latin America.

Our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability, and financial stability. The financial impact of COVID-19 has had, and is expected to continue to have, an adverse effect on many of our franchisees’ liquidity and we have worked closely with our franchisees around the world to monitor and assist them with access to appropriate sources of liquidity in order to sustain their businesses throughout this crisis. During the nine months ended September 30, 2020, we offered rent relief programs to eligible TH franchisees in Canada and eligible BK franchisees in the U.S. and Canada who lease property from us, a portion of which concluded during the third quarter. While in effect, these programs provide working capital support to franchisees and result in a reduction in our property revenues. See Note 4 to the accompanying unaudited condensed consolidated financial statements.
We also provided cash flow support by extending loans to eligible BK franchisees in the U.S. during the second and third quarters of 2020, and by advancing certain cash payments to eligible TH franchisees in Canada during the second quarter of 2020. Additionally, we temporarily deferred franchisee capital investment commitments for restaurant renovations and new restaurant development globally, based on the individual circumstances of relevant markets and restaurant owners.
During the nine months ended September 30, 2020, we recorded higher bad debt expense than the nine months ended September 30, 2019. While these receivables remain contractually due and payable to us, the certainty of the amount and timing of payments has been impacted by the COVID-19 pandemic. Therefore, our bad debt expense during the nine months ended September 30, 2020 reflects an adjustment to our historical collections experience to incorporate an estimate of the impact of current economic conditions resulting from the COVID-19 pandemic. Actual collections may be materially higher or lower than this estimate reflects since it is reasonably possible the duration and future impact of the COVID-19 pandemic on our business or our franchisees may differ from our assumptions.
While we do not know the future impact COVID-19 will have on our business, or when our business will fully return to normal operations, we expect to see a continued impact from COVID-19 on our results in the fourth quarter.
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
Tax Restructuring and Reform
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
We recorded $3 million and $5 million of costs during the three months ended September 30, 2020 and 2019, respectively, and $11 million and $22 million of costs during the nine months ended September 30, 2020 and 2019, respectively, which are classified as selling, general and administrative expenses in our condensed consolidated statements of operations, arising primarily from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movement within our structure, including consulting services related to the interpretation of final and proposed regulations and guidance issued by the U.S. Treasury, the IRS and state tax authorities in their ongoing efforts to interpret and implement the Tax Act and related state and local tax implications (“Corporate restructuring and tax advisory fees”).
During the nine months ended September 30, 2020, various guidance was issued by the U.S. Treasury relating to the Tax Act. After review of such guidance, we recorded a deferred tax asset of approximately $64 million during the nine months ended September 30, 2020 related to certain tax attribute carryforwards, which we now expect to be able to deduct in future years under recently issued regulations implementing the Tax Act.
Office Centralization and Relocation Costs
In connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively, we incurred certain non-operational expenses (“Office centralization and relocation costs”) totaling $6 million during the nine months ended September 30, 2019 consisting primarily of moving costs and relocation-driven compensation expenses, which are classified as selling, general and administrative expenses in our condensed consolidated statements of operations. We did not incur any Office centralization and relocation costs during the three months ended September 30, 2019 and during 2020 and do not expect to incur any additional Office centralization and relocation costs during 2020.

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019
Tabular amounts in millions of U.S. dollars unless noted otherwise. Segment income may not calculate exactly due to rounding.

Consolidated	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2020	2019	Favorable / (Unfavorable)			2020	2019	Favorable / (Unfavorable)
Revenues:
Sales	$541	$624	$(83)	$(4)	$(79)	$1,450	$1,735	$(285)	$(26)	$(259)
Franchise and property revenues	796	834	(38)	(6)	(32)	2,160	2,389	(229)	(33)	(196)
Total revenues	1,337	1,458	(121)	(10)	(111)	3,610	4,124	(514)	(59)	(455)
Operating costs and expenses:
Cost of sales	418	475	57	3	54	1,156	1,334	178	20	158
Franchise and property expenses	128	133	5	—	5	388	401	13	4	9
Selling, general and administrative expenses	302	320	18	—	18	922	948	26	5	21
(Income) loss from equity method investments	18	(11)	(29)	1	(30)	36	(11)	(47)	—	(47)
Other operating expenses (income), net	54	(30)	(84)	1	(85)	59	(44)	(103)	—	(103)
Total operating costs and expenses	920	887	(33)	5	(38)	2,561	2,628	67	29	38
Income from operations	417	571	(154)	(5)	(149)	1,049	1,496	(447)	(30)	(417)
Interest expense, net	129	137	8	—	8	376	406	30	—	30
Loss on early extinguishment of debt	—	4	4	—	4	—	4	4	—	4
Income before income taxes	288	430	(142)	(5)	(137)	673	1,086	(413)	(30)	(383)
Income tax expense	65	79	14	—	14	62	232	170	1	169
Net income	$223	$351	$(128)	$(5)	$(123)	$611	$854	$(243)	$(29)	$(214)
(a)We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

TH Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2020	2019	Favorable / (Unfavorable)			2020	2019	Favorable / (Unfavorable)
Revenues:
Sales	$506	$584	$(78)	$(4)	$(74)	$1,345	$1,618	$(273)	$(26)	$(247)
Franchise and property revenues	256	297	(41)	(3)	(38)	683	854	(171)	(14)	(157)
Total revenues	762	881	(119)	(7)	(112)	2,028	2,472	(444)	(40)	(404)
Cost of sales	388	441	53	3	50	1,061	1,233	172	20	152
Franchise and property expenses	83	91	8	—	8	250	268	18	4	14
Segment SG&A	63	77	14	—	14	211	236	25	3	22
Segment depreciation and amortization (b)	28	28	—	—	—	82	80	(2)	1	(3)
Segment income (c)	258	301	(43)	(2)	(41)	594	825	(231)	(13)	(218)
(b)Segment depreciation and amortization consists of depreciation and amortization included in cost of sales and franchise and property expenses.
(c)TH segment income includes $2 million and $3 million of cash distributions received from equity method investments for the three months ended September 30, 2020 and 2019, respectively. TH segment income includes $6 million and $11 million of cash distributions received from equity method investments for the nine months ended September 30, 2020 and 2019, respectively.

BK Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2020	2019	Favorable / (Unfavorable)			2020	2019	Favorable / (Unfavorable)
Revenues:
Sales	$17	$19	$(2)	$—	$(2)	$49	$57	$(8)	$—	$(8)
Franchise and property revenues	416	438	(22)	(2)	(20)	1,119	1,258	(139)	(18)	(121)
Total revenues	433	457	(24)	(2)	(22)	1,168	1,315	(147)	(18)	(129)
Cost of sales	16	18	2	—	2	49	53	4	—	4
Franchise and property expenses	42	39	(3)	—	(3)	129	124	(5)	—	(5)
Segment SG&A	142	159	17	—	17	422	449	27	1	26
Segment depreciation and amortization (b)	13	12	(1)	—	(1)	37	37	—	—	—
Segment income (d)	245	254	(9)	(2)	(7)	605	728	(123)	(17)	(106)
(d)No cash distributions were received from equity method investments for the three months ended September 30, 2020 and 2019 and no significant amounts of cash distributions were received during the nine months ended September 30, 2020. BK segment income includes $2 million of cash distributions received from equity method investments for the nine months ended September 30, 2019.

PLK Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2020	2019	Favorable / (Unfavorable)			2020	2019	Favorable / (Unfavorable)
Revenues:
Sales	$18	$21	$(3)	$—	$(3)	$56	$60	$(4)	$—	$(4)
Franchise and property revenues	124	99	25	(1)	26	358	277	81	(1)	82
Total revenues	142	120	22	(1)	23	414	337	77	(1)	78
Cost of sales	14	16	2	—	2	46	48	2	—	2
Franchise and property expenses	3	3	—	—	—	9	9	—	—	—
Segment SG&A	70	56	(14)	—	(14)	201	159	(42)	—	(42)
Segment depreciation and amortization (b)	2	2	—	—	—	6	8	2	—	2
Segment income	58	47	11	(1)	12	164	129	35	(1)	36

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Business Metrics	2020	2019	2020	2019
System-wide sales growth
TH	(13.7)%	(0.1)%	(19.1)%	0.6%
BK	(7.9)%	10.7%	(12.1)%	9.6%
PLK	21.5%	15.6%	25.7%	10.5%
Consolidated	(5.4)%	8.9%	(8.9)%	7.8%
System-wide sales
TH	$1,520	$1,774	$4,010	$5,037
BK	$5,484	$6,010	$14,610	$17,016
PLK	$1,331	$1,103	$3,836	$3,070
Consolidated	$8,335	$8,887	$22,456	$25,123
Comparable sales
TH	(12.5)%	(1.4)%	(17.2)%	(0.5)%
BK	(7.0)%	4.8%	(7.9)%	3.6%
PLK	17.4%	9.7%	22.5%	4.5%

			As of September 30,
			2020	2019
Net restaurant growth
TH			1.0%	1.7%
BK			2.4%	5.8%
PLK			7.1%	5.6%
Consolidated			2.7%	5.0%
Restaurant count
TH			4,934	4,887
BK			18,675	18,232
PLK			3,418	3,192
Consolidated			27,027	26,311
Comparable Sales
TH comparable sales were (12.5)% during the three months ended September 30, 2020, including Canada comparable sales of (13.7)%. TH comparable sales were (17.2)% during the nine months ended September 30, 2020, including Canada comparable sales of (18.0)%.
BK comparable sales were (7.0)% during the three months ended September 30, 2020, including U.S. comparable sales of (3.2)%. BK comparable sales were (7.9)% during the nine months ended September 30, 2020, including U.S. comparable sales of (6.5)%.
PLK comparable sales were 17.4% during the three months ended September 30, 2020, including U.S. comparable sales of 19.7%. PLK comparable sales were 22.5% during the nine months ended September 30, 2020, including U.S. comparable sales of 25.6%.
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

During the three months ended September 30, 2020, the decrease in sales was driven primarily by a decrease of $74 million in our TH segment, a decrease of $2 million in our BK segment, a decrease of $3 million in our PLK segment, and an unfavorable FX Impact of $4 million. The decrease in our TH segment was driven by a decrease in supply chain sales due to the decrease in system-wide sales, net of an increase in sales to retailers.
During the nine months ended September 30, 2020, the decrease in sales was driven primarily by a decrease of $247 million in our TH segment, a decrease of $8 million in our BK segment, a decrease of $4 million in our PLK segment, and an unfavorable FX Impact of $26 million. The decrease in our TH segment was driven by a $255 million decrease in supply chain sales due to the decrease in system-wide sales, net of an increase in sales to retailers. The decrease in supply chain sales was partially offset by an increase of $8 million in Company restaurant revenue due to an increase in the number of Company restaurants.
While we cannot currently estimate the duration or future negative impact of the COVID-19 pandemic on our system-wide sales and sales revenue, we expect the negative effects to continue into the fourth quarter of 2020.
During the three months ended September 30, 2020, the decrease in cost of sales was driven primarily by a decrease of $50 million in our TH segment, a decrease of $2 million in our BK segment, a decrease of $2 million in our PLK segment and a $3 million favorable FX Impact. The decrease in our TH segment was driven by a decrease in supply chain cost of sales due to the decrease in system-wide sales, net of an increase in sales to retailers.
During the nine months ended September 30, 2020, the decrease in cost of sales was driven primarily by a decrease of $152 million in our TH segment, a decrease of $4 million in our BK segment, a decrease of $2 million in our PLK segment and a $20 million favorable FX Impact. The decrease in our TH segment was driven primarily by a decrease of $161 million in supply chain cost of sales due to the decrease in system-wide sales, net of an increase in sales to retailers, and an increase in bad debt expense. The decrease in supply chain cost of sales was partially offset by a $9 million increase in Company restaurant cost of sales due to an increase in the number of Company restaurants.
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
During the three months ended September 30, 2020, the decrease in franchise and property revenues was driven by a decrease of $38 million in our TH segment, a decrease of $20 million in our BK segment, and a $6 million unfavorable FX Impact, partially offset by an increase of $26 million in our PLK segment. The decrease in our TH segment was primarily driven by decreases in royalties and rent from decreases in system-wide sales and rent relief provided to eligible franchisees during the current period. The decrease in our BK segment was primarily driven by a decrease in royalties as a result of a decrease in system-wide sales. The increase in our PLK segment was primarily driven by an increase in royalties as a result of an increase in system-wide sales.
During the nine months ended September 30, 2020, the decrease in franchise and property revenues was driven by a decrease of $157 million in our TH segment, a decrease of $121 million in our BK segment, and a $33 million unfavorable FX Impact, partially offset by an increase of $82 million in our PLK segment. The decrease in our TH segment was primarily driven by decreases in royalties and rent from decreases in system-wide sales and rent relief provided to eligible franchisees during the current period. The decrease in our BK segment was primarily driven by a decrease in royalties as a result of a decrease in system-wide sales. The increase in our PLK segment was primarily driven by an increase in royalties as a result of an increase in system-wide sales.
We cannot currently estimate the duration or future negative impact of the COVID-19 pandemic on our system-wide sales and, along with rent concessions remaining in place to eligible franchisees as a result of COVID-19, the impact on our franchise and property revenues. We expect these negative effects to continue into the fourth quarter of 2020.
During the three months ended September 30, 2020, the decrease in franchise and property expenses was driven by a decrease of $8 million in our TH segment partially offset by an increase of $3 million in our BK segment.
During the nine months ended September 30, 2020, the decrease in franchise and property expenses was driven by a decrease of $14 million in our TH segment and a $4 million favorable FX Impact, partially offset by an increase of $5 million in our BK segment. Overall, the decrease was driven by a decrease in property expenses partially offset by an increase in bad debt expense.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			$	%			$	%
	2020	2019	Favorable / (Unfavorable)		2020	2019	Favorable / (Unfavorable)
Segment SG&A:
TH	$63	$77	$14	18.2%	$211	$236	$25	10.6%
BK	142	159	17	10.7%	422	449	27	6.0%
PLK	70	56	(14)	(25.0)%	201	159	(42)	(26.4)%
Share-based compensation and non-cash incentive compensation expense	19	18	(1)	(5.6)%	63	62	(1)	(1.6)%
Depreciation and amortization	5	5	—	—%	14	14	—	—%
Corporate restructuring and tax advisory fees	3	5	2	40.0%	11	22	11	50.0%
Office centralization and relocation costs	—	—	—	—%	—	6	6	100.0%
Selling, general and administrative expenses	$302	$320	$18	5.6%	$922	$948	$26	2.7%
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
During the three and nine months ended September 30, 2020, the decrease in Segment SG&A in our TH and BK segments was primarily due to a decrease in advertising fund expenses. During the three and nine months ended September 30, 2020, the increase in Segment SG&A in our PLK segment was primarily due to an increase in advertising fund expenses resulting from an increase in advertising fund revenue.
During the three and nine months ended September 30, 2020, share-based compensation and non-cash incentive compensation expense was consistent with prior year.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees, and basis difference amortization.
The change in (income) loss from equity method investments during the three and nine months ended September 30, 2020 was primarily driven by an increase in equity method investment net losses that we recognized during the current year, driven by the negative impact of the COVID-19 pandemic, and the non-recurrence of an $11 million non-cash dilution gain during 2019 from the issuance of additional shares in connection with a merger by one of our equity method investees.

Other Operating Expenses (Income), net
Our other operating expenses (income), net were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$4	$6	$2	$(1)
Litigation settlements (gains) and reserves, net	4	1	5	1
Net losses (gains) on foreign exchange	44	(35)	54	(38)
Other, net	2	(2)	(2)	(6)
Other operating expenses (income), net	$54	$(30)	$59	$(44)
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense, net	$129	$137	$376	$406
Weighted average interest rate on long-term debt	4.5%	5.1%	4.6%	5.1%
During the three and nine months ended September 30, 2020, interest expense, net decreased primarily due to a decrease in the weighted average interest rate in the current year driven by the decrease in interest rates and the 2019 refinancing of our senior secured debt, partially offset by an increase in long-term debt.
Income Tax Expense
Our effective tax rate was 22.6% and 18.3% for the three months ended September 30, 2020 and 2019, respectively. Our effective tax rate was higher primarily due to changes in our relative mix of income from multiple tax jurisdictions, unfavorable movements in foreign exchange rates related to unremitted earnings and lower benefits from stock option exercises for the quarter. There may continue to be some quarter-to-quarter volatility of our effective tax rate as our mix of income from multiple tax jurisdictions and related income forecasts change due to the effects of COVID-19.
Our effective tax rate was 9.2% and 21.4% for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate for the nine months ended September 30, 2020 reflects a $64 million benefit due to an increase in deferred tax assets which decreased the effective tax rate by (9.5)%. Based on the analysis of final guidance related to the Tax Act received during this period, a deferred tax asset was recorded. The effective tax rate for the nine months ended September 30, 2019 included a $37 million increase in the provision for unrecognized tax benefits related to a prior restructuring transaction that was not applicable to ongoing operations which increased the effective tax rate by 3.4% during the period.

Net Income
We reported net income of $223 million for the three months ended September 30, 2020, compared to net income of $351 million for the three months ended September 30, 2019. The decrease in net income is primarily due to an $84 million unfavorable change in the results from other operating expenses (income), net, a $29 million unfavorable change from the impact of equity method investments, a $43 million decrease in TH segment income, a $9 million decrease in BK segment income, a $1 million increase in share-based compensation and non-cash incentive compensation expense, and a $1 million increase in depreciation and amortization. These factors were partially offset by a $14 million decrease in income tax expense, an $11 million increase in PLK segment income, an $8 million decrease in interest expense, net, the non-recurrence of $4 million in loss on early extinguishment of debt, and a $2 million decrease in Corporate restructuring and tax advisory fees. Amounts above include a total unfavorable FX Impact to net income of $5 million.
We reported net income of $611 million for the nine months ended September 30, 2020, compared to net income of $854 million for the nine months ended September 30, 2019. The decrease in net income is primarily due to a $231 million decrease in TH segment income, a $123 million decrease in BK segment income, a $103 million unfavorable change in the results from other operating expenses (income), net, a $41 million unfavorable change from the impact of equity method investments and a $1 million increase in share-based compensation and non-cash incentive compensation expense. These factors were partially offset by a $170 million decrease in income tax expense, a $35 million increase in PLK segment income, a $30 million decrease in interest expense, net, an $11 million decrease in Corporate restructuring and tax advisory fees, the non-recurrence of $6 million in Office Centralization and relocation costs, and the non-recurrence of $4 million in loss on early extinguishment of debt. Amounts above include a total unfavorable FX Impact to net income of $29 million.
While we cannot currently estimate the duration or future negative impact of the COVID-19 pandemic on our net income, we expect the negative effects to continue into the fourth quarter of 2020.
Non-GAAP Reconciliations
The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. These non-GAAP measures do not have a standardized meaning under U.S. GAAP and may differ from similar captioned measures of other companies in our industry. We believe that these non-GAAP measures are useful to investors in assessing our operating performance, as they provide them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing these non-GAAP measures, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. EBITDA is defined as earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax expense, and depreciation and amortization and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA excluding (i) the non-cash impact of share-based compensation and non-cash incentive compensation expense, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, this included costs incurred in connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively, and from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements, including consulting services related to the interpretation of final and proposed regulations and guidance under the Tax Act. Management believes that these types of expenses are either not related to our underlying profitability drivers or not likely to re-occur in the foreseeable future and the varied timing, size and nature of these projects may cause volatility in our results unrelated to the performance of our core business that does not reflect trends of our core operations.

Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating business. Adjusted EBITDA, as defined above, also represents our measure of segment income for each of our three operating segments.

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			$	%			$	%
	2020	2019	Favorable / (Unfavorable)		2020	2019	Favorable / (Unfavorable)
Segment income:
TH	$258	$301	$(43)	(14.1)%	$594	$825	$(231)	(27.9)%
BK	245	254	(9)	(3.3)%	605	728	(123)	(16.9)%
PLK	58	47	11	23.4%	164	129	35	26.9%
Adjusted EBITDA	561	602	(41)	(6.6)%	1,363	1,682	(319)	(18.9)%
Share-based compensation and non-cash incentive compensation expense	19	18	(1)	(5.6)%	63	62	(1)	(1.6)%
Corporate restructuring and tax advisory fees	3	5	2	40.0%	11	22	11	50.0%
Office centralization and relocation costs	—	—	—	NM	—	6	6	100.0%
Impact of equity method investments (a)	20	(9)	(29)	NM	42	1	(41)	NM
Other operating expenses (income), net	54	(30)	(84)	NM	59	(44)	(103)	NM
EBITDA	465	618	(153)	(24.8)%	1,188	1,635	(447)	(27.3)%
Depreciation and amortization	48	47	(1)	(2.1)%	139	139	—	—%
Income from operations	417	571	(154)	(27.0)%	1,049	1,496	(447)	(29.9)%
Interest expense, net	129	137	8	5.8%	376	406	30	7.4%
Loss on early extinguishment of debt	—	4	4	NM	—	4	4	NM
Income tax expense	65	79	14	17.7%	62	232	170	73.3%
Net income	$223	$351	$(128)	(36.5)%	$611	$854	$(243)	(28.5)%
NM - Not Meaningful
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.
The decrease in Adjusted EBITDA for the three and nine months ended September 30, 2020 reflects the decreases in segment income in our TH and BK segments, partially offset by an increase in segment income in our PLK segment. Segment income in our TH and BK segments for the three months ended September 30, 2020 includes an increase of $14 million and for the nine months ended September 30, 2020 includes a decrease of $18 million, related to the timing of advertising fund revenue and expenses.
The decrease in EBITDA for the three and nine months ended September 30, 2020 is primarily due to decreases in segment income in our TH and BK segments and unfavorable results from other operating expenses (income), net, and the impact of equity method investments, partially offset by an increase in segment income in our PLK segment, a decrease in Corporate restructuring and tax advisory fees, and the non-recurrence of Office centralization and relocation costs in the nine months period.
While we cannot currently estimate the duration or future negative impact of the COVID-19 pandemic on our segment income, Adjusted EBITDA and EBITDA, we expect the negative effects to continue into the fourth quarter of 2020.

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
As of September 30, 2020, we had cash and cash equivalents of $1,919 million, working capital of $1,059 million and borrowing availability of $998 million under our senior secured revolving credit facility (the “Revolving Credit Facility”). During the first quarter of 2020, we drew down the remaining availability of C$125 million under the TH Facility (defined below). On April 7, 2020, two of our subsidiaries (the “Borrowers”) entered into an indenture (the “2020 5.75% Senior Notes Indenture”) in connection with the issuance of $500 million of 5.75% first lien notes due April 15, 2025 (the “2020 5.75% Senior Notes”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 2020 5.75% Senior Notes were used for general corporate purposes.
Additionally, on October 5, 2020, the Borrowers entered into an indenture (the “2020 4.00% Senior Notes Indenture”) in connection with the issuance of $1,400 million of 4.00% second lien notes due October 15, 2030 (the “October 2020 4.00% Senior Notes”). No principal payments are due until maturity and interest is paid semi-annually. On October 16, 2020 the proceeds from the offering of the October 2020 4.00% Senior Notes were used to redeem $1,350 million of our existing $2,800 million 2017 5.00% Senior Notes (due October 15, 2025) and pay related redemption premiums, fees and expenses.
On October 14, 2020, the Borrowers entered into a purchase agreement relating to the sale of $1,500 million in aggregate principal amount of 4.00% second lien notes due October 15, 2030 (the "November 2020 4.00% Senior Notes" and together with the October 2020 4.00% Senior Notes, the "2020 4.00% Senior Notes"), which will be issued as additional notes under the 2020 4.00% Senior Notes Indenture. The closing of the offering of the November 2020 4.00% Senior Notes is expected to occur on or about November 2, 2020, subject to customary closing conditions. The November 2020 4.00% Senior Notes are treated as a single series with the October 2020 4.00% Senior Notes and have the same terms for all purposes under the 2020 4.00% Senior Notes Indenture, including waivers, amendments, redemptions and offers to purchase. The net proceeds from the offering of the November 2020 4.00% Senior Notes will be used to redeem the remaining $1,450 million principal amount outstanding of the 2017 5.00% Senior Notes and pay related redemption premiums, fees and expenses.
On October 20, 2020, the Borrowers entered into a purchase agreement relating to the sale of $750 million in aggregate principal amount of 3.50% first lien notes due February 15, 2029 (the “2020 3.50% Senior Notes”). The closing of the offering of the 2020 3.50% Senior Notes is expected to occur on or about November 9, 2020, subject to customary closing conditions. The net proceeds from the offering of the 2020 3.50% Senior Notes will be used to redeem $725 million of our 4.25% first lien notes due 2024 and pay related redemption premiums, fees and expenses.
In September 2020, Partnership received an exchange notice for 6,757,692 Partnership exchange units (the “Exchangeable Units”). In accordance with the terms of the partnership agreement, Partnership chose to satisfy the exchange by repurchasing all of these Exchangeable Units on October 2, 2020 for approximately $380 million with available cash on hand. The cash and cash equivalents balance as of September 30, 2020 does not reflect (i) the issuance of the October 2020 4.00% Senior Notes on October 5, 2020, (ii) the redemption of $1,350 million of our existing $2,800 million 2017 5.00% Senior Notes on October 16, 2020, (iii) the repurchase of the Exchangeable Units on October 2, 2020, (iv) the expected issuance and use of proceeds of the November 2020 4.00% Senior Notes in November 2020, and (v) the expected issuance and use of proceeds of the 2020 3.50% Senior Notes in November 2020. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
Our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability, and financial stability. The financial impact of COVID-19 has had, and is expected to continue for an uncertain period to have, an adverse effect on our franchisees’ liquidity and we have worked closely with our franchisees around the world to monitor and assist them with access to appropriate sources of liquidity in order to sustain their businesses throughout this crisis. We provided cash flow support by extending loans to eligible BK franchisees in the U.S. during the second and third quarters of 2020 and by advancing certain cash payments to eligible TH franchisees in Canada during the second quarter of 2020. Also, during the nine months ended September 30, 2020, we offered a rent relief program for eligible TH franchisees in Canada and extended payment terms for eligible TH franchisees in Canada and the U.S. who lease property from us and also offered rent relief programs and extended payment terms for eligible BK franchisees in the U.S. and Canada who lease property from us. A portion of these rent relief programs concluded during the three months ended September 30, 2020. We also temporarily deferred franchisee capital investment commitments for restaurant renovations and new restaurant development globally, based on individual circumstances of relevant markets and restaurant owners. These actions are expected to adversely affect our cash flow and financial results at least through the fourth quarter of 2020. In addition to these actions, we may decide to take additional steps to assist in the financial stabilization of our franchisees, which could impact our liquidity and our financial results.
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
We provide applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of unremitted earnings. We will continue to monitor our plans for foreign earnings but our expectation is to continue to provide taxes on unremitted earnings.
Debt Instruments and Debt Service Requirements
As of September 30, 2020, our long-term debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our 2017 4.25% Senior Notes, 2019 3.875% Senior Notes, 2020 5.75% Senior Notes, 2017 5.00% Senior Notes, 2019 4.375% Senior Notes and TH Facility (each as defined below), and obligations under finance leases. For further information about our long-term debt, see Note 10 to the accompanying unaudited condensed consolidated financial statements included in this report.
Credit Facilities
As of September 30, 2020, there was $6,046 million outstanding principal amount under our senior secured term loan facilities (the “Term Loan Facilities”) with a weighted average interest rate of 1.84%. Based on the amounts outstanding under the Term Loan Facilities and LIBOR as of September 30, 2020, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $112 million in interest payments and $72 million in principal payments. In addition, based on LIBOR as of September 30, 2020, net cash settlements that we expect to pay on our $4,000 million interest rate swap are estimated to be approximately $91 million for the next twelve months.
On April 2, 2020, the Borrowers entered into a fifth amendment (the “Fifth Amendment”) to the credit agreement (the “Credit Agreement”) governing our Term Loan Facilities and Revolving Credit Facility. The Fifth Amendment provides the Borrowers with the option to comply with a $1,000 million minimum liquidity covenant in lieu of the 6.50:1.00 net first lien senior secured leverage ratio financial maintenance covenant for the period after June 30, 2020 and prior to September 30, 2021. Additionally, for the periods ending September 30, 2021 and December 31, 2021, to determine compliance with the net first lien senior secured leverage ratio, we are permitted to annualize the Adjusted EBITDA (as defined in the Credit Agreement) for the three months ending September 30, 2021 and six months ending December 31, 2021, respectively, in lieu of calculating the ratio based on Adjusted EBITDA for the prior four quarters. There were no other material changes to the terms of the Credit Agreement.
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
As of September 30, 2020, we had no amounts outstanding under our Revolving Credit Facility, had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $998 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.

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
Based on the amounts outstanding at September 30, 2020, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $294 million in interest payments.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of September 30, 2020, we had outstanding C$224 million under the TH Facility with a weighted average interest rate of 1.88%.
Based on the amounts outstanding under the TH Facility as of September 30, 2020, required debt service for the next twelve months is estimated to be approximately $3 million in interest payments and $4 million in principal payments.
Restrictions and Covenants
As of September 30, 2020, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility, and the Senior Notes Indentures.
Cash Dividends
On October 2, 2020, we paid a dividend of $0.52 per common share and Partnership made a distribution in respect of each Partnership exchangeable unit in the amount of $0.52 per Partnership exchangeable unit.
Our board of directors has declared a cash dividend of $0.52 per common share, which will be paid on January 5, 2021 to common shareholders of record on December 21, 2020. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.52 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
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
Outstanding Security Data
As of October 20, 2020, we had outstanding 303,902,641 common shares and one special voting share. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of the Company, holders of our common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and our outstanding equity awards, see Note 15 to the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and Canadian securities regulatory authorities on February 21, 2020.
There were 155,453,689 Partnership exchangeable units outstanding as of October 20, 2020. During the nine months ended September 30, 2020, Partnership exchanged 3,294,968 Partnership exchangeable units pursuant to exchange notices received. Since December 12, 2015, the holders of Partnership exchangeable units have had the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership to determine to settle any such exchange for a cash payment in lieu of our common shares.
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $608 million for the nine months ended September 30, 2020, compared to $911 million during the same period in the prior year. The decrease in cash provided by operating activities was driven by a decrease in TH segment income, a decrease in BK segment income, a decrease in cash provided by other long term assets and liabilities and an increase in cash used for working capital. These factors were partially offset by a decrease in interest payments, an increase in PLK segment income, and a decrease in income tax payments.
Investing Activities
Cash used for investing activities was $33 million for the nine months ended September 30, 2020, compared to $7 million of cash provided from investing activities during the same period in the prior year. The change in investing activities was driven by an increase in capital expenditures during the current period.
Financing Activities
Cash used for financing activities was $182 million for the nine months ended September 30, 2020, compared to $106 million during the same period in the prior year. The change in financing activities was driven primarily by a decrease in proceeds from the issuance of Senior Notes, an increase in RBI common share dividends and distributions on Partnership exchangeable units, payments from derivatives in 2020 compared to proceeds from derivatives in 2019, and a decrease in proceeds from stock option exercises, partially offset by proceeds from the draw down on the remaining availability under the TH Facility in 2020 and the non-recurrence of the Term Loan B prepayments in 2019.
Contractual Obligations and Commitments
Except as described herein, there were no material changes to our contractual obligations, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC and Canadian securities regulatory authorities on February 21, 2020, other than the following.
During the first quarter of 2020, we drew down the remaining availability of C$125 million under the TH Facility. Additionally, on April 7, 2020, we obtained the proceeds from the 2020 5.75% Senior Notes. Also, on October 5, 2020, we issued the October 2020 4.00% Senior Notes and used the net proceeds to redeemed $1,350 million of our existing $2,800 million 2017 5.00% Senior Notes on October 16, 2020. Each of these terms is defined and described above. The following table provides contractual obligations under our Credit Facilities, senior notes and other long term debt as of September 30, 2020 and October 16, 2020, which reflects all of the debt transactions disclosed above but does not reflect the expected issuance of the November 2020 4.00% Senior Notes and the 2020 3.50% Senior Notes or redemption of the remaining $1,450 million principal amount outstanding of the 2017 5.00% Senior Notes and $725 million of the 4.25% First Lien Notes due 2024, which transactions have not closed as of the date of this report.

		Payment Due by Period as of October 16, 2020
Contractual Obligations	Total as of September 30, 2020	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(In millions)
Credit Facilities, including interest (a)	$6,700	$6,700	$186	$386	$976	$5,152
Senior Notes, including interest (b)	7,818	8,092	285	566	2,465	4,776
Other long term debt	184	184	9	24	37	114
(a)We have estimated our interest payments through the maturity of our Credit Facilities based on LIBOR as of September 30, 2020.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the nine months ended September 30, 2020 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC and Canadian securities regulatory authorities on February 21, 2020.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of September 30, 2020. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
The Company’s management, including the CEO and CFO, confirm there were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Special Note Regarding Forward-Looking Statements
Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) the effects of the COVID-19 pandemic on our results of operations, business, liquidity and prospects and those of our franchisees, (ii) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (iii) expected timing of debt refinancing transactions; (iv) our efforts to assist restaurant owners in maintaining liquidity and the impact of these programs on our future cash flow and financial results; (v) the amount and timing of additional Corporate restructuring and tax advisory fees related to the Tax Act and Office centralization and relocation costs; (vi) certain tax matters, including the impact of the Tax Act on future periods; (vii) the amount of net cash settlements we expect to pay on our derivative instruments; and (viii) certain accounting matters.
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

Part II – Other Information

Item 1. Legal Proceedings
On June 30, 2020, a class action complaint was filed against Restaurant Brands International Inc., Restaurant Brands International Limited Partnership and The TDL Group Corp. in the Quebec Superior Court by Steve Holcman, individually and on behalf of all Quebec residents who downloaded the Tim Hortons mobile application. On July 2, 2020, a Notice of Action related to a second class action complaint was filed against Restaurant Brands International Inc., in the Ontario Superior Court by Ashley Sitko and Ashley Cadeau, individually and on behalf of all Canadian residents who downloaded the Tim Hortons mobile application. On August 31, 2020, a notice of claim was filed against Restaurant Brands International Inc. in the Supreme Court of British Columbia by Wai Lam Jacky Law on behalf of all persons in Canada who downloaded the Tim Hortons mobile application or the Burger King mobile application. On September 30, 2020, a notice of action was filed against Restaurant Brands International Inc., Restaurant Brands International Limited Partnership, The TDL Group Corp., Burger King Worldwide, Inc. and Popeyes Louisiana Kitchen, Inc. in the Ontario Superior Court of Justice by William Jung on behalf of a to be determined class. All of the complaints allege that the defendants violated the plaintiff’s privacy rights, the Personal Information Protection and Electronic Documents Act, consumer protection and competition laws or app-based undertakings to users, in each case in connection with the collection of geolocation data through the Tim Hortons mobile application, and in certain cases, the Burger King and Popeyes mobile applications. Each plaintiff seeks injunctive relief and monetary damages for himself or herself and other members of the class. We intend to vigorously defend against these lawsuits, but we are unable to predict the ultimate outcome of any of these cases.
On October 26, 2020, City of Warwick Municipal Employees Pension Fund, a purported stockholder of Restaurant Brands International, individually and on behalf of all other stockholders similarly situated, filed a lawsuit in the Supreme Court of the State of New York County of New York naming the Company and certain of its officers, directors and selling shareholders as defendants alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the offering of securities by an affiliate of 3G Capital Partners Ltd. in August and September 2019. The complaint alleges that the shelf registration statement used in connection with such offering contained certain false and/or misleading statements or omissions. The complaint seeks, among other relief, class certification of the lawsuit, unspecified compensatory damages, rescission, pre-judgement and post-judgement interest, costs and expenses. The Company is currently evaluating the lawsuit, but believes that the claims are without merit and intends to vigorously defend. While we believe these claims are without merit, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
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
In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected workforces, customers, consumer sentiment, economies and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of our markets. As a result of COVID-19, we and our franchisees have experienced significant store closures and instances of reduced store-level operations, including reduced operating hours and dining-room closures. During 2020, our restaurants in the U.S. and Canada closed dine-in operations, continuing to offer drive-thru, delivery and take-out where possible, sometimes with limited hours, several markets in Asia, Europe and Latin America closed all restaurants, and many other international markets also limited operations. As of the end of September, restaurants in most markets have reopened, many with limited operations. While certain markets have opened for dine-in guests, the capacity may be limited, and local conditions may lead to closures or increased limitations. As a result of COVID-19, restaurant traffic and system-wide sales have been significantly negatively impacted.

Our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability, and financial stability. The impact of COVID-19 has, and is expected to continue to have, an adverse effect on our franchisees’ liquidity. As a result, we provided cash flow support by extending loans to eligible BK franchisees in the U.S. and advancing certain cash payments to eligible TH franchisees in Canada. For approximately 3,700 eligible locations where we have property control at Tim Hortons in Canada and Burger King in the United States and Canada, we temporarily converted our rent structure from a combination of fixed plus variable rent to 100% variable rent, which provides relief in the face of declining sales. In addition, we deferred rent payments for up to 45 days for certain other franchisees. These actions are expected to continue to adversely affect our cash flow and financial results in the upcoming quarter. In addition to these actions, we may decide to take additional steps to assist in the financial stabilization of our franchisees, which could impact our liquidity and our financial results. In addition, we delayed the capital expenditure obligations of our franchisees relating to new restaurants, remodels and significant equipment deployments, which could adversely affect our growth once the COVID-19 pandemic has passed. To the extent that our franchisees experience financial distress, it could negatively affect (i) our operating results as a result of delayed or reduced payments of royalties, advertising fund contributions and rents for properties we lease to them or claims under our lease guarantees, (ii) our future revenue, earnings and cash flow growth and (iii) our financial condition.
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

10.74
Purchase Agreement, dated as of September 16, 2020, among Morgan Stanley & Co., LLC, as representative of the Initial Purchaser (as defined therein), the Issuers (as defined therein) and the Guarantors (as defined therein).

10.75
Purchase Agreement, dated as of October 14, 2020, among Morgan Stanley & Co., LLC, as representative of the Initial Purchaser (as defined therein), the Issuers (as defined therein) and the Guarantors (as defined therein).

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

RESTAURANT BRANDS INTERNATIONAL INC. (Registrant)

Date: October 28, 2020	By:	/s/ Matthew Dunnigan
		Name:	Matthew Dunnigan
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)