Form 10-Q
period 2021-06-30
Restaurant Brands International Inc.
filed 2021-07-30
CIK 1618756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 23, 2021, there were 308,103,922 common shares of the Registrant outstanding.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data)
(Unaudited)

	As of
	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,762	$1,560
Accounts and notes receivable, net of allowance of $23 and $42, respectively	535	536
Inventories, net	99	96
Prepaids and other current assets	132	72
Total current assets	2,528	2,264
Property and equipment, net of accumulated depreciation and amortization of $940 and $879, respectively	2,033	2,031
Operating lease assets, net	1,143	1,152
Intangible assets, net	10,820	10,701
Goodwill	5,831	5,739
Net investment in property leased to franchisees	80	66
Other assets, net	806	824
Total assets	$23,241	$22,777
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$575	$464
Other accrued liabilities	812	835
Gift card liability	149	191
Current portion of long-term debt and finance leases	113	111
Total current liabilities	1,649	1,601
Long-term debt, net of current portion	12,375	12,397
Finance leases, net of current portion	326	315
Operating lease liabilities, net of current portion	1,078	1,082
Other liabilities, net	2,110	2,236
Deferred income taxes, net	1,444	1,425
Total liabilities	18,982	19,056
Shareholders’ equity:
Common shares, no par value; Unlimited shares authorized at June 30, 2021 and December 31, 2020; 308,040,537 shares issued and outstanding at June 30, 2021; 304,718,749 shares issued and outstanding at December 31, 2020	2,512	2,399
Retained earnings	728	622
Accumulated other comprehensive income (loss)	(679)	(854)
Total Restaurant Brands International Inc. shareholders’ equity	2,561	2,167
Noncontrolling interests	1,698	1,554
Total shareholders’ equity	4,259	3,721
Total liabilities and shareholders’ equity	$23,241	$22,777
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Sales	$590	$406	$1,097	$909
Franchise and property revenues	614	450	1,162	975
Advertising revenues	234	192	439	389
Total revenues	1,438	1,048	2,698	2,273
Operating costs and expenses:
Cost of sales	467	339	868	738
Franchise and property expenses	121	132	237	255
Advertising expenses	238	203	474	429
General and administrative expenses	113	94	218	196
(Income) loss from equity method investments	3	16	5	18
Other operating expenses (income), net	8	21	(34)	5
Total operating costs and expenses	950	805	1,768	1,641
Income from operations	488	243	930	632
Interest expense, net	126	128	250	247
Income before income taxes	362	115	680	385
Income tax (benefit) expense	(29)	(49)	18	(3)
Net income	391	164	662	388
Net income attributable to noncontrolling interests (Note 12)	132	58	224	138
Net income attributable to common shareholders	$259	$106	$438	$250
Earnings per common share
Basic	$0.84	$0.35	$1.43	$0.83
Diluted	$0.84	$0.35	$1.42	$0.83
Weighted average shares outstanding
Basic	307	301	307	300
Diluted	466	469	465	469
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$391	$164	$662	$388

Foreign currency translation adjustment	141	342	195	(409)
Net change in fair value of net investment hedges, net of tax of $21, $54, $41 and $(52)	(71)	(174)	(42)	237
Net change in fair value of cash flow hedges, net of tax of $5, $13, $(28) and $92	(40)	(37)	55	(251)
Amounts reclassified to earnings of cash flow hedges, net of tax of $(4), $(6), $(12) and $(10)	29	18	53	29
Gain (loss) recognized on other, net of tax of $0, $0, $0 and $0	1	—	2	—
Other comprehensive income (loss)	60	149	263	(394)
Comprehensive income (loss)	451	313	925	(6)
Comprehensive income (loss) attributable to noncontrolling interests	152	110	312	(3)
Comprehensive income (loss) attributable to common shareholders	$299	$203	$613	$(3)
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(In millions of U.S. dollars, except shares and per share data)
(Unaudited)

	Issued Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2020	304,718,749	$2,399	$622	$(854)	$1,554	$3,721
Stock option exercises	530,963	20	—	—	—	20
Share-based compensation	—	22	—	—	—	22
Issuance of shares	1,636,858	9	—	—	—	9
Dividends declared ($0.53 per share)	—	—	(163)	—	—	(163)
Dividend equivalents declared on restricted stock units	—	3	(3)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.53 per unit)	—	—	—	—	(82)	(82)
Exchange of Partnership exchangeable units for RBI common shares	72,671	1	—	—	(1)	—
Restaurant VIE contributions (distributions)	—	—	—	—	1	1
Net income	—	—	179	—	92	271
Other comprehensive income (loss)	—	—	—	135	68	203
Balances at March 31, 2021	306,959,241	$2,454	$635	$(719)	$1,632	$4,002
Stock option exercises	958,671	37	—	—	—	37
Share-based compensation	—	18	—	—	—	18
Issuance of shares	34,858	—	—	—	—	—
Dividends declared ($0.53 per share)	—	—	(164)	—	—	(164)
Dividend equivalents declared on restricted stock units	—	2	(2)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.53 per unit)	—	—	—	—	(82)	(82)
Exchange of Partnership exchangeable units for RBI common shares	87,767	1	—	—	(1)	—
Restaurant VIE contributions (distributions)	—	—	—	—	(3)	(3)
Net income	—	—	259	—	132	391
Other comprehensive income (loss)	—	—	—	40	20	60
Balances at June 30, 2021	308,040,537	$2,512	$728	$(679)	$1,698	$4,259

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

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$662	$388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100	91
Amortization of deferred financing costs and debt issuance discount	13	12
(Income) loss from equity method investments	5	18
(Gain) loss on remeasurement of foreign denominated transactions	(35)	10
Net (gains) losses on derivatives	42	(1)
Share-based compensation expense	40	39
Deferred income taxes	24	(131)
Other	(12)	20
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	17	(36)
Inventories and prepaids and other current assets	(5)	(28)
Accounts and drafts payable	103	(158)
Other accrued liabilities and gift card liability	(123)	(13)
Tenant inducements paid to franchisees	(1)	(5)
Other long-term assets and liabilities	(85)	(10)
Net cash provided by operating activities	745	196
Cash flows from investing activities:
Payments for property and equipment	(46)	(39)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	14	5
Settlement/sale of derivatives, net	1	22
Other investing activities, net	(5)	—
Net cash (used for) provided by investing activities	(36)	(12)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term debt	—	1,585
Repayments of revolving line of credit, long-term debt and finance leases	(54)	(1,045)
Payment of financing costs	—	(10)
Payment of dividends on common shares and distributions on Partnership exchangeable units	(484)	(716)
Proceeds from stock option exercises	56	41
(Payments) proceeds from derivatives	(32)	(14)
Other financing activities, net	(2)	(2)
Net cash (used for) provided by financing activities	(516)	(161)
Effect of exchange rates on cash and cash equivalents	9	(16)
Increase (decrease) in cash and cash equivalents	202	7
Cash and cash equivalents at beginning of period	1,560	1,533
Cash and cash equivalents at end of period	$1,762	$1,540
Supplemental cash flow disclosures:
Interest paid	$198	$234
Income taxes paid	$142	$60
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Organization
Restaurant Brands International Inc. (the “Company”, “RBI”, “we”, “us” or “our”) is a Canadian corporation that serves as the sole general partner of Restaurant Brands International Limited Partnership (“Partnership”). We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), fast food hamburgers principally under the Burger King® brand (“Burger King” or “BK”), and chicken under the Popeyes® brand (“Popeyes” or “PLK”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of June 30, 2021, we franchised or owned 5,065 Tim Hortons restaurants, 18,776 Burger King restaurants, and 3,562 Popeyes restaurants, for a total of 27,403 restaurants, and operate in more than 100 countries. Approximately 100% of current system-wide restaurants are franchised.
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
Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As of June 30, 2021 and December 31, 2020, we determined that we are the primary beneficiary of 50 and 38 Restaurant VIEs, respectively, and accordingly, have consolidated the results of operations, assets and liabilities, and cash flows of these Restaurant VIEs in our Financial Statements. Material intercompany accounts and transactions have been eliminated in consolidation.

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
Certain prior year amounts in the accompanying Financial Statements and notes to the Financial Statements have been reclassified in order to be comparable with the current year classifications. These consist of the quarter and year to date June 30, 2020 reclassification of advertising fund contributions from Franchise and property revenues to Advertising revenues and advertising fund expenses from Selling, general and administrative expenses to Advertising expenses, with General and administrative expenses now presented separately. Depreciation and amortization expenses related to the advertising funds for the three and six months ended June 30, 2020 have also been reclassified from Franchise and property expenses to Advertising expenses. These reclassifications did not arise as a result of any changes to accounting policies and relate entirely to presentation with no effect on previously reported net income.
Note 3. New Accounting Pronouncements
Simplifying the Accounting for Income Taxes – In December 2019, the FASB issued guidance which simplifies the accounting for income taxes by removing certain exceptions and by clarifying and amending existing guidance applicable to accounting for income taxes. The amendment is effective commencing in 2021 with early adoption permitted. The adoption of this new guidance in 2021 did not have a material impact on our Financial Statements.
Accounting Relief for the Transition Away from LIBOR and Certain other Reference Rates – In March 2020 and as clarified in January 2021, the FASB issued guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This amendment is effective as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by this new guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationships. We are currently evaluating the impact that the adoption of this new guidance will have on our Financial Statements and have not adopted any of the transition relief available under the new guidance as of June 30, 2021.
Lessors—Certain Leases with Variable Lease Payments – In July 2021, the FASB issued guidance that requires lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if (a) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with lease classification criteria and (b) the lessor would have otherwise recognized a day-one loss. This amendment is effective in 2022 with early adoption permitted. This guidance may be applied either retrospectively to leases that commenced or were modified on or after the adoption of lease guidance we adopted in 2019 or prospectively to leases that commence or are modified on or after the date that this new guidance is applied. We are currently evaluating the impact that the adoption of this new guidance will have on our Financial Statements.

Note 4. Leases
Property revenues consist primarily of lease income from operating leases and earned income on direct financing leases and sales-type leases with franchisees as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease income - operating leases
Minimum lease payments	$117	$109	$230	$221
Variable lease payments	84	46	150	109
Amortization of favorable and unfavorable income lease contracts, net	1	1	2	3
Subtotal - lease income from operating leases	202	156	382	333
Earned income on direct financing and sales-type leases	1	2	3	3
Total property revenues	$203	$158	$385	$336

Note 5. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between December 31, 2020 and June 30, 2021 (in millions):

Contract Liabilities	TH	BK	PLK	Consolidated
Balance at December 31, 2020	$62	$427	$39	$528
Recognized during period and included in the contract liability balance at the beginning of the year	(5)	(21)	(1)	(27)
Increase, excluding amounts recognized as revenue during the period	5	15	9	29
Impact of foreign currency translation	1	(5)	—	(4)
Balance at June 30, 2021	$63	$416	$47	$526
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2021 (in millions):

Contract liabilities expected to be recognized in	TH	BK	PLK	Consolidated
Remainder of 2021	$5	$18	$2	$25
2022	9	34	3	46
2023	9	33	3	45
2024	8	32	3	43
2025	6	31	3	40
Thereafter	26	268	33	327
Total	$63	$416	$47	$526

Disaggregation of Total Revenues
Total revenues consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	$590	$406	$1,097	$909
Royalties	391	277	737	606
Property revenues	203	158	385	336
Franchise fees and other revenue	20	15	40	33
Advertising revenues	234	192	439	389
Total revenues	$1,438	$1,048	$2,698	$2,273

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
The following table summarizes the basic and diluted earnings per share calculations (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to common shareholders - basic	$259	$106	$438	$250
Add: Net income attributable to noncontrolling interests	131	57	222	137
Net income available to common shareholders and noncontrolling interests - diluted	$390	$163	$660	$387

Denominator:
Weighted average common shares - basic	307	301	307	300
Exchange of noncontrolling interests for common shares (Note 12)	155	164	155	165
Effect of other dilutive securities	4	4	3	4
Weighted average common shares - diluted	466	469	465	469

Basic earnings per share (a)	$0.84	$0.35	$1.43	$0.83
Diluted earnings per share (a)	$0.84	$0.35	$1.42	$0.83
Anti-dilutive securities outstanding	5	8	5	8
(a) Earnings per share may not recalculate exactly as it is calculated based on unrounded numbers.

Note 7. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	June 30, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$733	$(278)	$455	$735	$(264)	$471
Favorable leases	110	(64)	46	117	(66)	51
Subtotal	843	(342)	501	852	(330)	522
Indefinite-lived intangible assets:
Tim Hortons brand	$6,811	$—	$6,811	$6,650	$—	$6,650
Burger King brand	2,153	—	2,153	2,174	—	2,174
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Subtotal	10,319	—	10,319	10,179	—	10,179
Intangible assets, net			$10,820			$10,701

Goodwill
Tim Hortons segment	$4,377			$4,279
Burger King segment	608			614
Popeyes segment	846			846
Total	$5,831			$5,739
Amortization expense on intangible assets totaled $11 million for the three months ended June 30, 2021 and 2020. Amortization expense on intangible assets totaled $21 million and $22 million for the six months ended June 30, 2021 and 2020, respectively. The change in the brands and goodwill balances during the six months ended June 30, 2021 was due to the impact of foreign currency translation.
Note 8. Equity Method Investments
The aggregate carrying amount of our equity method investments was $204 million and $205 million as of June 30, 2021 and December 31, 2020, respectively, and is included as a component of Other assets, net in our accompanying condensed consolidated balance sheets.
With respect to our TH business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $3 million and $2 million during the three months ended June 30, 2021 and 2020, respectively. Distributions received from this joint venture were $6 million and $4 million during the six months ended June 30, 2021 and 2020, respectively.
Except for the following equity method investments, no quoted market prices are available for our other equity method investments. The aggregate market value of our 15.5% equity interest in Carrols Restaurant Group, Inc. (“Carrols”) based on the quoted market price on June 30, 2021 was approximately $57 million. The aggregate market value of our 9.4% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on June 30, 2021 was approximately $62 million.

We have equity interests in entities that own or franchise Tim Hortons, Burger King and Popeyes restaurants. Franchise and property revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues from affiliates:
Royalties	$78	$42	$143	$103
Advertising revenues	15	12	28	24
Property revenues	8	8	16	16
Franchise fees and other revenue	4	3	8	6
Total	$105	$65	$195	$149
We recognized $4 million and $3 million of rent expense associated with the TIMWEN Partnership during the three months ended June 30, 2021 and 2020. We recognized $8 million and $7 million of rent expense associated with the TIMWEN Partnership during the six months ended June 30, 2021 and 2020, respectively.
At June 30, 2021 and December 31, 2020, we had $49 million and $52 million, respectively, of accounts receivable, net from our equity method investments which were recorded in Accounts and notes receivable, net in our condensed consolidated balance sheets.
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity investees and basis difference amortization.
Note 9. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and Other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	June 30, 2021	December 31, 2020
Current:
Dividend payable	$246	$239
Interest payable	69	66
Accrued compensation and benefits	60	78
Taxes payable	114	122
Deferred income	43	42
Accrued advertising expenses	55	59
Restructuring and other provisions	14	12
Current portion of operating lease liabilities	139	137
Other	72	80
Other accrued liabilities	$812	$835
Noncurrent:
Taxes payable	$553	$626
Contract liabilities	526	528
Derivatives liabilities	820	865
Unfavorable leases	73	81
Accrued pension	68	70
Deferred income	34	28
Other	36	38
Other liabilities, net	$2,110	$2,236

Note 10. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	June 30, 2021	December 31, 2020
Term Loan B (due November 19, 2026)	$5,270	$5,297
Term Loan A (due October 7, 2024)	722	731
2017 4.25% Senior Notes (due May 15, 2024)	775	775
2019 3.875% Senior Notes (due January 15, 2028)	750	750
2020 5.75% Senior Notes (due April 15, 2025)	500	500
2020 3.50% Senior Notes (due February 15, 2029)	750	750
2019 4.375% Senior Notes (due January 15, 2028)	750	750
2020 4.00% Senior Notes (due October 15, 2030)	2,900	2,900
TH Facility and other	181	178
Less: unamortized deferred financing costs and deferred issue discount	(142)	(155)
Total debt, net	12,456	12,476
Less: current maturities of debt	(81)	(79)
Total long-term debt	$12,375	$12,397
Revolving Credit Facility
As of June 30, 2021, we had no amounts outstanding under our senior secured revolving credit facility (the “Revolving Credit Facility”), had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability under our Revolving Credit Facility was $998 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of June 30, 2021, we had outstanding C$219 million under the TH Facility with a weighted average interest rate of 1.84%.
First Lien Senior Notes
On July 6, 2021, two of our subsidiaries (the “Borrowers”) issued $800 million of 3.875% first lien senior secured notes due January 15, 2028 (the “Notes”). No principal payments are due until maturity and interest is paid semi-annually. The Notes were issued as additional notes under the indenture, dated as of September 24, 2019, (the “2019 3.875% Senior Notes Indenture”) pursuant to which the Borrowers previously issued $750 million in aggregate principal amount of 3.875% first lien senior secured notes due January 15, 2028 during 2019 (the “2019 3.875% Senior Notes” and together with the Notes, the “3.875% First Lien Senior Notes” ). The Notes are treated as a single series with the 2019 3.875% Senior Notes and have the same terms for all purposes under the 2019 3.875% Senior Notes Indenture, including waivers, amendments, redemptions and offers to purchase. The Notes were priced at 100.250% of their face value. The net proceeds from the offering of the Notes were used to redeem the remaining $775 million principal amount outstanding of the 2017 4.25% Senior Notes on July 15, 2021, plus any accrued and unpaid interest thereon, and pay related redemption premiums, fees and expenses.
Obligations under the 3.875% First Lien Senior Notes are guaranteed on a senior secured basis, jointly and severally, by the Borrowers and substantially all of the Borrower's Canadian and U.S. subsidiaries, including The TDL Group Corp., Burger King Corporation, Popeyes Louisiana Kitchen, Inc. and substantially all of their respective Canadian and U.S. subsidiaries (the “Note Guarantors”). The 3.875% First Lien Senior Notes are first lien senior secured obligations and rank equal in right of payment with all of the existing and future first lien senior debt of the Borrowers and Note Guarantors, including borrowings and guarantees under our senior secured term loan facilities and Revolving Credit Facility (together the “Credit Facilities”).

The 3.875% First Lien Senior notes may be redeemed in whole or in part, on or after September 15, 2022, at the redemption prices set forth in the 2019 3.875% Senior Notes Indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 2019 3.875% Senior Notes Indenture also contains optional redemption provisions related to tender offers, change of control and equity offerings, among others.
Restrictions and Covenants
As of June 30, 2021, we were in compliance with all applicable financial debt covenants under our senior secured term loan facilities and Revolving Credit Facility (together the "Credit Facilities"), the TH Facility, and the indentures governing our Senior Notes.

Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of
	June 30, 2021	December 31, 2020
Fair value of our variable term debt and senior notes	$12,303	$12,477
Principal carrying amount of our variable term debt and senior notes	12,417	12,453
Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Debt (a)	$115	$119	$228	$232
Finance lease obligations	5	5	10	10
Amortization of deferred financing costs and debt issuance discount	6	6	13	12
Interest income	—	(2)	(1)	(7)
Interest expense, net	$126	$128	$250	$247
(a)Amount includes $11 million and $20 million benefit during the three months ended June 30, 2021 and 2020, respectively, and $23 million and $41 million benefit during the six months ended June 30, 2021 and 2020, respectively, related to the quarterly net settlements of our cross-currency rate swaps and amortization of the Excluded Component as defined in Note 13, Derivatives.
Note 11. Income Taxes
Our effective tax rate was (8.1)% and 2.6% for the three and six months ended June 30, 2021, respectively. The effective tax rate was primarily the result of net reserve releases of $89 million and $87 million during the three and six months ended June 30, 2021, respectively, related to expiring statutes of limitation for certain prior tax years which reduced our effective tax rate by approximately 24.7% and 12.8% for the three and six months ended June 30, 2021, respectively. The effective tax rate during these periods also reflects the mix of income from multiple tax jurisdictions and the impact of internal financing arrangements.
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

Note 12. Shareholders’ Equity
Noncontrolling Interests
The holders of Partnership exchangeable units held an economic interest of approximately 33.5% and 33.7% in Partnership common equity through the ownership of 154,952,900 and 155,113,338 Partnership exchangeable units as of June 30, 2021 and December 31, 2020, respectively.
During the six months ended June 30, 2021, Partnership exchanged 160,438 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. The exchanges represented increases in our ownership interest in Partnership and were accounted for as equity transactions, with no gain or loss recorded in the accompanying condensed consolidated statement of operations. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit is automatically deemed cancelled concurrently with the exchange.
Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(69)	$(30)	$(755)	$(854)
Foreign currency translation adjustment	—	—	195	195
Net change in fair value of derivatives, net of tax	13	—	—	13
Amounts reclassified to earnings of cash flow hedges, net of tax	53	—	—	53
Gain (loss) recognized on other, net of tax	—	2	—	2
Amounts attributable to noncontrolling interests	(22)	(1)	(65)	(88)
Balance at June 30, 2021	$(25)	$(29)	$(625)	$(679)
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
Interest Rate Swaps
At June 30, 2021, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our senior secured term loan facilities (the “Term Loan Facilities”) beginning October 31, 2019 through the termination date of November 19, 2026. Additionally, at June 30, 2021, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
During 2019, we extended the term of our previous $3,500 million receive-variable, pay-fixed interest rate swaps to align the maturity date of the new interest rate swaps with the new maturity date of our Term Loan B. The extension of the term resulted in a de-designation and re-designation of the interest rate swaps and the swaps continue to be accounted for as a cash flow hedge for hedge accounting. In connection with the de-designation, we recognized a net unrealized loss of $213 million in AOCI and this amount gets reclassified into Interest expense, net as the original forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of June 30, 2021 that we expect to be reclassified into interest expense within the next 12 months is $50 million.
During 2015, we settled certain interest rate swaps and recognized a net unrealized loss of $85 million in AOCI at the date of settlement. This amount gets reclassified into Interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of June 30, 2021 that we expect to be reclassified into interest expense within the next 12 months is $5 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At June 30, 2021, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At June 30, 2021, we had outstanding fixed-to-fixed cross-currency rate swaps to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. These swaps are contracts to exchange quarterly fixed-rate interest payments we make on the Canadian dollar notional amount of C$6,754 million for quarterly fixed-rate interest payments we receive on the U.S. dollar notional amount of $5,000 million through the maturity date of June 30, 2023.
At June 30, 2021, we had outstanding cross-currency rate swaps in which we pay quarterly fixed-rate interest payments on the Euro notional value of €1,108 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $1,200 million. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge. During 2018, we extended the term of the swaps from March 31, 2021 to the maturity date of February 17, 2024. The extension of the term resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, at June 30, 2021, we also had outstanding cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $400 million, entered during 2018, and $500 million, entered during 2019, through the maturity date of February 17, 2024. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge.
The fixed-to-fixed cross-currency rate swaps hedging Canadian dollar and Euro net investments utilized the forward method of effectiveness assessment prior to March 15, 2018. On March 15, 2018, we de-designated and subsequently re-designated the outstanding fixed to fixed cross-currency rate swaps to prospectively use the spot method of hedge effectiveness assessment. Additionally, as a result of adopting new hedge accounting guidance during 2018, we elected to exclude the interest component (the “Excluded Component”) from the accounting hedge without affecting net investment hedge accounting and elected to amortize the Excluded Component over the life of the derivative instrument. The amortization of the Excluded Component is recognized in Interest expense, net in the condensed consolidated statement of operations. The change in fair value that is not related to the Excluded Component is recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated.
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At June 30, 2021, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $143 million with maturities to August 2022. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$(44)	$(48)	$85	$(348)
Forward-currency contracts	$(1)	$(2)	$(2)	$5
Derivatives designated as net investment hedges
Cross-currency rate swaps	$(92)	$(228)	$(83)	$289
(1) We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$(31)	$(26)	$(61)	$(41)
Forward-currency contracts	Cost of sales	$(2)	$2	$(4)	$2

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$11	$20	$23	$41

	Fair Value as of
	June 30, 2021	December 31, 2020	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Foreign currency	$1	$—	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	8	—	Other assets, net
Total assets at fair value	$9	$—

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	$300	$430	Other liabilities, net
Foreign currency	4	5	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	520	434	Other liabilities, net
Total liabilities at fair value	$824	$869
Note 14. Other Operating Expenses (Income), net
Other operating expenses (income), net consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$1	$—	$(1)	$(2)
Litigation settlements (gains) and reserves, net	1	1	3	1
Net losses (gains) on foreign exchange	8	18	(35)	10
Other, net	(2)	2	(1)	(4)
Other operating expenses (income), net	$8	$21	$(34)	$5
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

These complaints have been consolidated and allege that the defendants violated Section 1 of the Sherman Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Burger King franchisees are required to sign. Each plaintiff seeks injunctive relief and damages for himself or herself and other members of the class. On March 24, 2020, the Court granted BKC’s motion to dismiss for failure to state a claim and on April 20, 2020 the plaintiffs filed a motion for leave to amend their complaint. On April 27, 2020, BKC filed a motion opposing the motion for leave to amend. The court denied the plaintiffs motion for leave to amend their complaint in August 2020 and the plaintiffs are appealing this ruling. Oral arguments are scheduled for September 2021. While we currently believe these claims are without merit, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
In July 2019, a class action complaint was filed against The TDL Group Corp. (“TDL”) in the Supreme Court of British Columbia by Samir Latifi, individually and on behalf of all others similarly situated. The complaint alleges that TDL violated the Canadian Competition Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Tim Hortons franchisees are required to sign. The plaintiff seeks damages and restitution, on behalf of himself and other members of the class. In February 2021, TDL filed and served an application to strike which was heard in May 2021. While we currently believe this claim is without merit, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
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
On October 26, 2020, City of Warwick Municipal Employees Pension Fund, a purported stockholder of Restaurant Brands International Inc., individually and putatively on behalf of all other stockholders similarly situated, filed a lawsuit in the Supreme Court of the State of New York County of New York naming RBI and certain of our officers, directors and shareholders as defendants alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with certain offerings of securities by an affiliate in August and September 2019. The complaint alleges that the shelf registration statement used in connection with such offering contained certain false and/or misleading statements or omissions. The complaint seeks, among other relief, class certification of the lawsuit, unspecified compensatory damages, rescission, pre-judgement and post-judgement interest, costs and expenses. On December 18, 2020 the plaintiffs filed an amended complaint and on February 16, 2021 RBI filed a motion to dismiss the complaint. The plaintiffs filed a brief in opposition to the motion on April 19, 2021 and RBI filed a reply in May 2021. The motion to dismiss is scheduled to be heard in December 2021. We intend to vigorously defend. While we believe these claims are without merit, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
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
The following tables present revenues, by segment and by country (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues by operating segment:
TH	$831	$567	$1,541	$1,266
BK	459	347	866	735
PLK	148	134	291	272
Total revenues	$1,438	$1,048	$2,698	$2,273

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues by country (a):
Canada	$754	$514	$1,392	$1,146
United States	515	443	993	893
Other	169	91	313	234
Total revenues	$1,438	$1,048	$2,698	$2,273

(a)Only Canada and the United States represented 10% or more of our total revenues in each period presented.

Our measure of segment income is Adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax expense, and depreciation and amortization, adjusted to exclude (i) the non-cash impact of share-based compensation and non-cash incentive compensation expense, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, this included costs incurred from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements, including services related to significant tax reform legislation, regulations and related restructuring initiatives (“Corporate restructuring and tax advisory fees”).

Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating business. A reconciliation of segment income to net income consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment income:
TH	$253	$147	$460	$336
BK	266	160	483	360
PLK	58	51	114	106
Adjusted EBITDA	577	358	1,057	802
Share-based compensation and non-cash incentive compensation expense	20	23	46	44
Corporate restructuring and tax advisory fees	3	7	4	8
Impact of equity method investments (a)	7	18	11	22
Other operating expenses (income), net	8	21	(34)	5
EBITDA	539	289	1,030	723
Depreciation and amortization	51	46	100	91
Income from operations	488	243	930	632
Interest expense, net	126	128	250	247
Income tax (benefit) expense	(29)	(49)	18	(3)
Net income	$391	$164	$662	$388
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.
Note 17. Subsequent Events
Dividends and Share Repurchase Authorization
On July 7, 2021, we paid a cash dividend of $0.53 per common share to common shareholders of record on June 23, 2021. On such date, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.53 per exchangeable unit to holders of record on June 23, 2021.
Subsequent to June 30, 2021, our board of directors declared a cash dividend of $0.53 per common share, which will be paid on October 5, 2021 to common shareholders of record on September 21, 2021. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.53 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
On July 28, 2021, our board of directors approved a share repurchase authorization that allows us to purchase up to $1,000 million of our common shares until August 10, 2023.
Issuance of Senior Notes and Redemption of Senior Notes
As discussed in Note 10, Long-Term Debt, on July 6, 2021, the Borrowers issued the Notes. The net proceeds from the offering of the Notes were used to redeem the remaining $775 million principal amount outstanding of the 4.25% First Lien Senior Notes on July 15, 2021, plus any accrued and unpaid interest thereon, and pay related redemption premiums, fees and expenses.
During the three months ended September 30, 2021, we will record a loss on early extinguishment of debt that will include the redemption premiums paid as well as the write-off of unamortized debt issuance costs in connection with the redemption of the notes discussed above.
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
Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with approximately $33 billion in annual system-wide sales and over 27,000 restaurants in more than 100 countries as of June 30, 2021. Our Tim Hortons®, Burger King®, and Popeyes® brands have similar franchised business models with complementary daypart mixes and product platforms. Our three iconic brands are managed independently while benefiting from global scale and sharing of best practices.
Tim Hortons restaurants are quick service restaurants with a menu that includes premium blend coffee, tea, espresso-based hot and cold specialty drinks, fresh baked goods, including donuts, Timbits®, bagels, muffins, cookies and pastries, grilled paninis, classic sandwiches, wraps, soups, and more. Burger King restaurants are quick service restaurants that feature flame-grilled hamburgers, chicken, and other specialty sandwiches, french fries, soft drinks, and other affordably-priced food items. Popeyes restaurants are quick service restaurants featuring a unique “Louisiana” style menu that includes fried chicken, fried shrimp, and other seafood, red beans and rice, and other regional items.
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
COVID-19
The global crisis resulting from the spread of coronavirus (“COVID-19”) impacted our global restaurant operations for the three and six months ended June 30, 2021 and 2020. While the impact of COVID-19 on system-wide sales growth, system-wide sales, comparable sales and net restaurant growth was severe for the three and six months ended June 30, 2020, in the 2021 periods these metrics were affected to a lesser extent for the entire period, with variations among brands and regions. During 2020 and the six months ended June 30, 2021, substantially all TH, BK and PLK restaurants remained open in North America, some with limited operations, such as drive-thru, takeout and delivery (where applicable), reduced if any dine-in capacity, and/or restrictions on hours of operation. During the three months ended June 30, 2021, on average 96% of our restaurants were open worldwide, including approximately 97% of our restaurants in North America, approximately 96% of our restaurants in Asia Pacific, approximately 94% of our restaurants in Europe, Middle East and Africa, and approximately 91% of our restaurants in Latin America. By contrast, during the three months ended June 30, 2020, on average 81% of our restaurants were open worldwide, including approximately 94% of our restaurants in North America, approximately 87% of our restaurants in Asia Pacific, approximately 57% of our restaurants in Europe, Middle East and Africa, and approximately 56% of our restaurants in Latin America. Certain jurisdictions, such as Canada, Europe, and Brazil, that had eased restrictions during 2020, re-imposed lockdowns and curfews in the six months ended June 30, 2021. In comparison, during the six months ended June 30, 2020, a number of other markets required temporary complete closures while implementing lock-down orders. We expect local conditions to continue to dictate limitations on restaurant operations, capacity, and hours of operation.
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

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020
Tabular amounts in millions of U.S. dollars unless noted otherwise. Segment income may not calculate exactly due to rounding.

Consolidated	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2021	2020	Favorable / (Unfavorable)			2021	2020	Favorable / (Unfavorable)
Revenues:
Sales	$590	$406	$184	$43	$141	$1,097	$909	$188	$67	$121
Franchise and property revenues	614	450	164	24	140	1,162	975	187	39	148
Advertising revenues	234	192	42	5	37	439	389	50	8	42
Total revenues	1,438	1,048	390	72	318	2,698	2,273	425	114	311
Operating costs and expenses:
Cost of sales	467	339	(128)	(35)	(93)	868	738	(130)	(54)	(76)
Franchise and property expenses	121	132	11	(10)	21	237	255	18	(15)	33
Advertising expenses	238	203	(35)	(6)	(29)	474	429	(45)	(10)	(35)
General and administrative expenses	113	94	(19)	(4)	(15)	218	196	(22)	(7)	(15)
(Income) loss from equity method investments	3	16	13	—	13	5	18	13	—	13
Other operating expenses (income), net	8	21	13	(1)	14	(34)	5	39	—	39
Total operating costs and expenses	950	805	(145)	(56)	(89)	1,768	1,641	(127)	(86)	(41)
Income from operations	488	243	245	16	229	930	632	298	28	270
Interest expense, net	126	128	2	(1)	3	250	247	(3)	(1)	(2)
Income before income taxes	362	115	247	15	232	680	385	295	27	268
Income tax expense (benefit)	(29)	(49)	(20)	1	(21)	18	(3)	(21)	—	(21)
Net income	$391	$164	$227	$16	$211	$662	$388	$274	$27	$247
(a)We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

TH Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2021	2020	Favorable / (Unfavorable)			2021	2020	Favorable / (Unfavorable)
Revenues:
Sales	$556	$374	$182	$43	$139	$1,029	$839	$190	$67	$123
Franchise and property revenues	219	154	65	17	48	409	342	67	27	40
Advertising revenues	56	39	17	4	13	103	85	18	6	12
Total revenues	831	567	264	64	200	1,541	1,266	275	100	175
Cost of sales	434	307	(127)	(35)	(92)	804	673	(131)	(54)	(77)
Franchise and property expenses	86	81	(5)	(9)	4	167	162	(5)	(13)	8
Advertising expenses	68	43	(25)	(5)	(20)	130	108	(22)	(9)	(13)
Segment G&A	26	20	(6)	(2)	(4)	50	45	(5)	(3)	(2)
Segment depreciation and amortization (b)	32	28	(4)	(3)	(1)	63	54	(9)	(4)	(5)
Segment income (c)	253	147	106	17	89	460	336	124	26	98
(b)Segment depreciation and amortization consists of depreciation and amortization included in cost of sales, franchise and property expenses and advertising expenses.
(c)TH segment income includes $3 million and $2 million of cash distributions received from equity method investments for the three months ended June 30, 2021 and 2020, respectively. TH segment income includes $6 million and $4 million of cash distributions received from equity method investments for the six months ended June 30, 2021 and 2020, respectively.

BK Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2021	2020	Favorable / (Unfavorable)			2021	2020	Favorable / (Unfavorable)
Revenues:
Sales	$17	$15	$2	$—	$2	$33	$32	$1	$—	$1
Franchise and property revenues	324	233	91	7	84	613	506	107	12	95
Advertising revenues	118	99	19	1	18	220	197	23	2	21
Total revenues	459	347	112	8	104	866	735	131	14	117
Cost of sales	17	16	(1)	—	(1)	33	33	—	—	—
Franchise and property expenses	33	48	15	(1)	16	66	87	21	(2)	23
Advertising expenses	110	105	(5)	(1)	(4)	227	213	(14)	(1)	(13)
Segment G&A	45	30	(15)	(1)	(14)	81	67	(14)	(2)	(12)
Segment depreciation and amortization (b)	12	12	—	—	—	24	24	—	—	—
Segment income	266	160	106	5	101	483	360	123	9	114

PLK Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2021	2020	Favorable / (Unfavorable)			2021	2020	Favorable / (Unfavorable)
Revenues:
Sales	$17	$17	$—	$—	$—	$35	$38	$(3)	$—	$(3)
Franchise and property revenues	71	63	8	—	8	140	127	13	—	13
Advertising revenues	60	54	6	—	6	116	107	9	—	9
Total revenues	148	134	14	—	14	291	272	19	—	19
Cost of sales	16	16	—	—	—	31	32	1	—	1
Franchise and property expenses	2	3	1	—	1	4	6	2	—	2
Advertising expenses	60	55	(5)	—	(5)	117	108	(9)	—	(9)
Segment G&A	13	10	(3)	—	(3)	27	23	(4)	—	(4)
Segment depreciation and amortization (b)	1	2	1	—	1	3	4	1	—	1
Segment income	58	51	7	—	7	114	106	8	—	8

	Three Months Ended June 30,		Six Months Ended June 30,
Key Business Metrics	2021	2020	2021	2020
System-wide sales growth
TH	33.0%	(33.4)%	12.5%	(22.1)%
BK	37.9%	(25.2)%	18.2%	(14.5)%
PLK	10.5%	24.0%	8.8%	28.1%
Consolidated	31.9%	(20.9)%	15.5%	(10.8)%
System-wide sales
TH	$1,637	$1,108	$3,016	$2,490
BK	$5,883	$4,127	$11,056	$9,126
PLK	$1,386	$1,247	$2,730	$2,505
Consolidated	$8,906	$6,482	$16,802	$14,121
Comparable sales
TH	27.6%	(29.3)%	11.8%	(19.9)%
BK	18.2%	(13.4)%	8.9%	(8.4)%
PLK	(0.3)%	24.8%	0.6%	25.5%

			As of June 30,
			2021	2020
Net restaurant growth
TH			2.7%	1.3%
BK			0.1%	4.2%
PLK			5.7%	6.7%
Consolidated			1.3%	3.9%
Restaurant count
TH			5,065	4,934
BK			18,776	18,756
PLK			3,562	3,369
Consolidated			27,403	27,059

Comparable Sales
For TH and BK, system-wide sales were more severely impacted by COVID-19 during the three months ended June 30, 2020 than in the same period in 2021, resulting in a significant increase in system-wide sales growth and comparable sales during the three and six months ended June 30, 2021.
TH comparable sales were 27.6% during the three months ended June 30, 2021, including Canada comparable sales of 27.4%. TH comparable sales were 11.8% during the six months ended June 30, 2021, including Canada comparable sales of 11.2%.
BK comparable sales were 18.2% during the three months ended June 30, 2021, including U.S. comparable sales of 13.0%. BK comparable sales were 8.9% during the six months ended June 30, 2021, including U.S. comparable sales of 9.8%.
PLK comparable sales were (0.3)% during the three months ended June 30, 2021, including U.S. comparable sales of (2.5)%. PLK comparable sales were 0.6% during the six months ended June 30, 2021, including U.S. comparable sales of (0.8)%.
Sales and Cost of Sales
Sales include TH supply chain sales and sales from Company restaurants. TH supply chain sales represent sales of products, supplies and restaurant equipment, as well as sales to retailers. Sales from Company restaurants, including sales by our consolidated TH Restaurant VIEs, represent restaurant-level sales to our guests.
Cost of sales includes costs associated with the management of our TH supply chain, including cost of goods, direct labor and depreciation, as well as the cost of products sold to retailers. Cost of sales also includes food, paper and labor costs of Company restaurants, including our consolidated TH Restaurants VIEs.
During the three months ended June 30, 2021, the increase in sales was driven by an increase of $139 million in our TH segment, an increase of $2 million in our BK segment and a favorable FX Impact of $43 million. The increase in our TH segment was driven by an increase in supply chain sales due to an increase in system-wide sales.
During the six months ended June 30, 2021, the increase in sales was driven by an increase of $123 million in our TH segment, an increase of $1 million in our BK segment and a favorable FX Impact of $67 million, partially offset by a decrease of $3 million in our PLK segment. The increase in our TH segment was driven by an increase in supply chain sales due to an increase in system-wide sales and an increase in sales to retailers.
During the three months ended June 30, 2021, the increase in cost of sales was driven by an increase of $92 million in our TH segment, an increase of $1 million in our BK segment and an unfavorable FX Impact of $35 million. The increase in our TH segment was driven by an increase in supply chain sales, partially offset by a decrease in bad debt expense.
During the six months ended June 30, 2021, the increase in cost of sales was driven by an increase of $77 million in our TH segment and an unfavorable FX Impact of $54 million, partially offset by a decrease of $1 million in our PLK segment. The increase in our TH segment was driven by an increase in supply chain sales and an increase in sales to retailers, partially offset by a decrease in bad debt expense.
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
During the three months ended June 30, 2021, the increase in franchise and property revenues was driven by an increase of $84 million in our BK segment, an increase of $48 million in our TH segment, an increase of $8 million in our PLK segment and a favorable FX Impact of $24 million. The increases were primarily driven by increases in royalties in all of our segments, and increases in rent in our TH and BK segments, as a result of increases in system-wide sales and decreases in rent relief provided to eligible franchisees.
During the six months ended June 30, 2021, the increase in franchise and property revenues was driven by an increase of $95 million in our BK segment, an increase of $40 million in our TH segment, an increase of $13 million in our PLK segment and a favorable FX Impact of $39 million. The increases were primarily driven by increases in royalties in all of our segments, and increases in rent in our TH and BK segments, as a result of increases in system-wide sales and decreases in rent relief provided to eligible franchisees.

During the three months ended June 30, 2021, the decrease in franchise and property expenses was driven by a decrease of $16 million in our BK segment, a decrease of $4 million in our TH segment, and a decrease of $1 million in our PLK segment, partially offset by an unfavorable FX Impact of $10 million. The decreases in our BK and TH segments were primarily related to bad debt recoveries in the current year compared to bad debt expense in the prior year.
During the six months ended June 30, 2021, the decrease in franchise and property expenses was driven by a decrease of $23 million in our BK segment, a decrease of $8 million in our TH segment, and a decrease of $2 million in our PLK segment, partially offset by an unfavorable FX Impact of $15 million. The decreases in our BK and TH segments were primarily related to bad debt recoveries in the current year compared to bad debt expense in the prior year.
Advertising
Advertising revenues consist primarily of advertising contributions earned on franchise sales and are based on a percentage of system-wide sales and intended to fund advertising expenses. Advertising expenses consist primarily of expenses relating to marketing, advertising and promotion, including market research, production, advertising costs, sales promotions, social media campaigns, technology initiatives, depreciation and amortization and other related support functions for the respective brands. We manage advertising expenses to equal advertising revenues in the long term, however in some periods there may be a mismatch in the timing of revenues and expense.
During the three months ended June 30, 2021, the increase in advertising revenues was driven by an increase of $18 million in our BK segment, an increase of $13 million in our TH segment, an increase of $6 million in our PLK segment and a favorable FX Impact of $5 million. The increases in all of our segments were primarily driven by increases in system-wide sales.
During the six months ended June 30, 2021, the increase in advertising revenues was driven by an increase of $21 million in our BK segment, an increase of $12 million in our TH segment, an increase of $9 million in our PLK segment and a favorable FX Impact of $8 million. The increases in all of our segments were primarily driven by increases in system-wide sales.
During the three months ended June 30, 2021, the increase in advertising expenses was driven by an increase of $20 million in our TH segment, an increase of $5 million in our PLK segment, an increase of $4 million in our BK segment, and an unfavorable FX Impact of $6 million. The increase in all of our segments was primarily driven by an increase in advertising revenues, and for our TH segment, also driven by our support behind the marketing program in Canada.
During the six months ended June 30, 2021, the increase in advertising expenses was driven by an increase of $13 million in our TH segment, an increase of $13 million in our BK segment, an increase of $9 million in our PLK segment, and an unfavorable FX Impact of $10 million. The increase in all of our segments was primarily driven by an increase in advertising revenues, and for our TH segment, also driven by our support behind the marketing program in Canada.

General and Administrative Expenses
Our general and administrative expenses consisted of the following:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			$	%			$	%
	2021	2020	Favorable / (Unfavorable)		2021	2020	Favorable / (Unfavorable)
Segment G&A:
TH	$26	$20	$(6)	(30.0)%	$50	$45	$(5)	(11.1)%
BK	45	30	(15)	(50.0)%	81	67	(14)	(20.9)%
PLK	13	10	(3)	(30.0)%	27	23	(4)	(17.4)%
Share-based compensation and non-cash incentive compensation expense	20	23	3	13.0%	46	44	(2)	(4.5)%
Depreciation and amortization	6	4	(2)	(50.0)%	10	9	(1)	(11.1)%
Corporate restructuring and tax advisory fees	3	7	4	57.1%	4	8	4	50.0%
General and administrative expenses	$113	$94	$(19)	(20.2)%	$218	$196	$(22)	(11.2)%
Segment general and administrative expenses (“Segment G&A”) consist primarily of salary and employee-related costs for non-restaurant employees, professional fees, information technology systems, and general overhead for our corporate offices. Segment G&A excludes share-based compensation and non-cash incentive compensation expense, depreciation and amortization, and Corporate restructuring and tax advisory fees. The increase in Segment G&A for all segments during the three and six months ended June 30, 2021 was primarily driven by higher salary and employee-related costs for non-restaurant employees, largely a result of hiring across a number of key areas, and ongoing investments in digital and technology. In addition, the year over year change in Segment G&A at TH and BK was impacted by unfavorable FX movements.
During the three months ended June 30, 2021, the decrease in share-based compensation and non-cash incentive compensation expense was primarily due to an increase in equity award forfeitures during the current period.
Corporate restructuring and tax advisory fees arise primarily from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movement within our structure, including services related to significant tax reform legislation, regulations and related restructuring initiatives.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees, and basis difference amortization.
The change in (income) loss from equity method investments during the three and six months ended June 30, 2021 was primarily driven by a decrease in equity method investment net losses that we recognized during the current year.

Other Operating Expenses (Income), net
Our other operating expenses (income), net were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$1	$—	$(1)	$(2)
Litigation settlements (gains) and reserves, net	1	1	3	1
Net losses (gains) on foreign exchange	8	18	(35)	10
Other, net	(2)	2	(1)	(4)
Other operating expenses (income), net	$8	$21	$(34)	$5
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense, net	$126	$128	$250	$247
Weighted average interest rate on long-term debt	4.2%	4.3%	4.2%	4.8%
During the three and six months ended June 30, 2021, the change in interest expense, net was not significant.
Income Tax (Benefit) Expense
Our effective tax rate was (8.1)% and (42.3)% for the three months ended June 30, 2021 and 2020, respectively. The effective tax rate for the three months ended June 30, 2021 included a net decrease in tax reserves of $89 million related primarily to expiring statutes of limitation for certain prior tax years which decreased the effective tax rate by 24.7%. The effective tax rate for the three months ended June 30, 2020 reflects a $64 million benefit due to an increase in deferred tax assets which decreased the effective tax rate by 55.2%. Based on the analysis of final guidance related to the Tax Cuts and Jobs Act (the “Tax Act”) received during the quarter ended June 30, 2020, a deferred tax asset was recorded. The effective tax rate was reduced by 1.0% and 1.2% for the three months ended June 30, 2021 and 2020, respectively, as a result of excess tax benefits from equity-based compensation. Our effective tax rate was also impacted by changes to the relative mix of our income from multiple tax jurisdictions and the impact of internal financing arrangements. There may continue to be some quarter-to-quarter volatility of our effective tax rate as our mix of income from multiple tax jurisdictions and related income forecasts change due to the effects of COVID-19.
Our effective tax rate was 2.6% and (0.9)% for the six months ended June 30, 2021 and 2020, respectively. The effective tax rate for the six months ended June 30, 2021 included a net decrease in tax reserves of $87 million related primarily to expiring statutes of limitation for certain prior tax years which decreased the effective tax rate by 12.8%. The effective tax rate for the six months ended June 30, 2020 reflects a $64 million benefit discussed above which decreased the effective tax rate by 16.5%. The effective tax rate was reduced by 1.5% and 0.4% for the six months ended June 30, 2021 and 2020, respectively, as a result of excess tax benefits from equity-based compensation. Our effective tax rate was also impacted by changes to the relative mix of our income from multiple tax jurisdictions and the impact of internal financing arrangements.

Net Income
We reported net income of $391 million for the three months ended June 30, 2021, compared to net income of $164 million for the three months ended June 30, 2020. The increase in net income is primarily due to a $106 million increase in TH segment income, a $106 million increase in BK segment income, a $13 million favorable change in the results from other operating expenses (income), net, a $11 million favorable change from the impact of equity method investments, a $7 million increase in PLK segment income, a $4 million decrease in Corporate restructuring and tax advisory fees, a $3 million decrease in share-based compensation and non-cash incentive compensation and a $2 million decrease in interest expense, net. These factors were partially offset by a $20 million decrease in income tax benefit and a $5 million increase in depreciation and amortization. Amounts above include a total favorable FX Impact to net income of $16 million.
We reported net income of $662 million for the six months ended June 30, 2021, compared to net income of $388 million for the six months ended June 30, 2020. The increase in net income is primarily due to a $124 million increase in TH segment income, a $123 million increase in BK segment income, a $39 million favorable change in the results from other operating expenses (income), net, a $11 million favorable change from the impact of equity method investments, an $8 million increase in PLK segment income, and a $4 million decrease in Corporate restructuring and tax advisory fees. These factors were partially offset by a $21 million unfavorable change in income tax from a benefit in the prior year to an expense in the current year, a $9 million increase in depreciation and amortization, a $3 million increase in interest expense, net, and a $2 million increase in share-based compensation and non-cash incentive compensation expense. Amounts above include a total favorable FX Impact to net income of $27 million.
Non-GAAP Reconciliations
The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. These non-GAAP measures do not have a standardized meaning under U.S. GAAP and may differ from similar captioned measures of other companies in our industry. We believe that these non-GAAP measures are useful to investors in assessing our operating performance, as they provide them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing these non-GAAP measures, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. EBITDA is defined as earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax expense, and depreciation and amortization and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA excluding (i) the non-cash impact of share-based compensation and non-cash incentive compensation expense, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, this included costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements, including services related to significant tax reform legislation, regulations and related restructuring initiatives. Management believes that these types of expenses are either not related to our underlying profitability drivers or not likely to re-occur in the foreseeable future and the varied timing, size and nature of these projects may cause volatility in our results unrelated to the performance of our core business that does not reflect trends of our core operations.

Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating business. Adjusted EBITDA, as defined above, also represents our measure of segment income for each of our three operating segments.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			$	%			$	%
	2021	2020	Favorable / (Unfavorable)		2021	2020	Favorable / (Unfavorable)
Segment income:
TH	$253	$147	$106	72.5%	$460	$336	$124	36.9%
BK	266	160	106	66.4%	483	360	123	34.2%
PLK	58	51	7	13.2%	114	106	8	7.9%
Adjusted EBITDA	577	358	219	61.2%	1,057	802	255	31.8%
Share-based compensation and non-cash incentive compensation expense	20	23	3	13.0%	46	44	(2)	(4.5)%
Corporate restructuring and tax advisory fees	3	7	4	57.1%	4	8	4	50.0%
Impact of equity method investments (a)	7	18	11	61.1%	11	22	11	50.0%
Other operating expenses (income), net	8	21	13	61.9%	(34)	5	39	NM
EBITDA	539	289	250	86.5%	1,030	723	307	42.5%
Depreciation and amortization	51	46	(5)	(10.9)%	100	91	(9)	(9.9)%
Income from operations	488	243	245	100.8%	930	632	298	47.2%
Interest expense, net	126	128	2	1.6%	250	247	(3)	(1.2)%
Income tax (benefit) expense	(29)	(49)	(20)	(40.8)%	18	(3)	(21)	NM
Net income	$391	$164	$227	138.4%	$662	$388	$274	70.6%
NM - not meaningful
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.
The increase in Adjusted EBITDA for the three and six months ended June 30, 2021 reflects the increases in segment income in all of our segments and includes a favorable FX Impact of $22 million and $35 million for the three and six months ended June 30, 2021, respectively.
The increase in EBITDA for the three and six months ended June 30, 2021 is primarily due to increases in segment income in all of our segments, favorable impact from other operating expenses (income), net, favorable decrease from the impact of equity method investments and a decrease in Corporate restructuring and tax advisory fees. The increase in EBITDA includes a favorable FX Impact of $19 million and $32 million for the three and six months ended June 30, 2021, respectively.
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
As of June 30, 2021, we had cash and cash equivalents of $1,762 million, working capital of $879 million and borrowing availability of $998 million under our senior secured revolving credit facility (the “Revolving Credit Facility”). On July 6, 2021, two of our subsidiaries (the “Borrowers”) issued $800 million of 3.875% first lien senior secured notes due January 15, 2028 (the “Notes”). No principal payments are due until maturity and interest is paid semi-annually. The Notes were issued as additional notes under the indenture, dated as of September 24, 2019, (the “2019 3.875% Senior Notes Indenture”) pursuant to which the Borrowers previously issued $750 million in aggregate principal amount of 3.875% first lien senior secured notes due

January 15, 2028 during 2019 (the “2019 3.875% First Lien Senior Notes” and together with the Notes, the “3.875% First Lien Senior Notes” ). The Notes are treated as a single series with the 2019 3.875% First Lien Senior Notes and have the same terms for all purposes under the 2019 3.875% Senior Notes Indenture, including waivers, amendments, redemptions and offers to purchase. The Notes were priced at 100.250% of their face value. The net proceeds from the offering of the Notes were used to redeem the remaining $775 million principal amount outstanding of the 2017 4.25% Senior Notes on July 15, 2021, plus any accrued and unpaid interest thereon, and pay related redemption premiums, fees and expenses. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
In March 2021, we announced our plan to spend C$80 million in 2021 to support increased advertising and digital advancements at the TH business and supplement advertising fund amounts contributed by franchisees. We commenced our support during the three months ended June 30, 2021, most of which will be spent during the second half of 2021, and are on track to spend the entire amount by the end of 2021.
On July 28, 2021, our board of directors approved a share repurchase authorization that allows us to purchase up to $1,000 million of our common shares until August 10, 2023. Repurchases under the Company’s authorization will be made in the open market or through privately negotiated transactions. On August 6, 2020, we announced that the Toronto Stock Exchange (the “TSX”) had accepted the notice of our intention to renew the normal course issuer bid. Under this normal course issuer bid, we are permitted to repurchase up to 30,000,015 common shares for the one-year period commencing on August 8, 2020 and ending on August 7, 2021, or earlier if we complete the repurchases prior to such date. We plan to submit a new normal course issuer bid, subject to TSX approval, to be effective following expiration of the current one. Share repurchases under the normal course issuer bid will be made through the facilities of the TSX, the New York Stock Exchange (the “NYSE”) and/or other exchanges and alternative Canadian or foreign trading systems, if eligible, or by such other means as may be permitted by the TSX and/or the NYSE under applicable law. Shareholders may obtain a copy of the prior notice, free of charge, by contacting us.
We provide applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of unremitted earnings. We will continue to monitor our plans for foreign earnings but our expectation is to continue to provide taxes on unremitted earnings.
Debt Instruments and Debt Service Requirements
As of June 30, 2021, our long-term debt consists primarily of borrowings under our Credit Facilities (defined below), amounts outstanding under our 2017 4.25% Senior Notes, 2019 3.875% Senior Notes, 2020 5.75% Senior Notes, 2020 3.50% Senior Notes, 2019 4.375% Senior Notes, 2020 4.00% Senior Notes and TH Facility (each as defined below), and obligations under finance leases. For further information about our long-term debt, see Note 10 to the accompanying unaudited condensed consolidated financial statements included in this report.
Credit Facilities
As of June 30, 2021, there was $5,992 million outstanding principal amount under our senior secured term loan facilities (the “Term Loan Facilities” and together with the Revolving Credit Facility, the “Credit Facilities”) with a weighted average interest rate of 1.82%. Based on the amounts outstanding under the Term Loan Facilities and LIBOR as of June 30, 2021, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $109 million in interest payments and $72 million in principal payments. In addition, based on LIBOR as of June 30, 2021, net cash settlements that we expect to pay on our $4,000 million interest rate swap are estimated to be approximately $92 million for the next twelve months.
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
As of June 30, 2021, we had no amounts outstanding under our Revolving Credit Facility, had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $998 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
Senior Notes
The Borrowers are party to (i) an indenture (the “4.25% Senior Notes Indenture”) in connection with the issuance of $775 million of 4.25% first lien senior notes due May 15, 2024 (the “2017 4.25% Senior Notes”), (ii) an indenture (the “3.875% Senior Notes Indenture”) in connection with the issuance of $750 million of 3.875% first lien senior notes due January 15, 2028 (the “2019 3.875% Senior Notes”), (iii) an indenture (the “5.75% Senior Notes Indenture”) in connection with the issuance of $500 million of 5.75% first lien senior notes due April 15, 2025 (the “2020 5.75% Senior Notes”), (iv) an indenture (the “3.50% Senior Notes Indenture”) in connection with the issuance of $750 million of 3.50% first lien senior notes due February 15, 2029 (the “2020 3.50% Senior Notes”), (v) an indenture (the “4.375% Senior Notes Indenture”) in connection with the issuance of $750 million of 4.375% second lien senior notes due January 15, 2028 (the “2019 4.375% Senior Notes”), and (vi) an indenture (the “4.00% Senior Notes Indenture”) in connection with the issuance of $2,900 million of 4.00% second lien senior notes due October 15, 2030 (the “2020 4.00% Senior Notes”). No principal payments are due on the 2017 4.25% Senior Notes, 2019 3.875% Senior Notes, 2020 5.75% Senior Notes, 2020 3.50% Senior Notes, 2019 4.375% Senior Notes and 2020 4.00% Senior Notes until maturity and interest is paid semi-annually.
Based on the amounts outstanding at June 30, 2021, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $266 million in interest payments.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of June 30, 2021, we had outstanding C$219 million under the TH Facility with a weighted average interest rate of 1.84%.
Based on the amounts outstanding under the TH Facility as of June 30, 2021, required debt service for the next twelve months is estimated to be approximately $3 million in interest payments and $9 million in principal payments.
Restrictions and Covenants
As of June 30, 2021, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility, and the Senior Notes Indentures.
Cash Dividends
On July 7, 2021, we paid a dividend of $0.53 per common share and Partnership made a distribution in respect of each Partnership exchangeable unit in the amount of $0.53 per Partnership exchangeable unit.
Our board of directors has declared a cash dividend of $0.53 per common share, which will be paid on October 5, 2021 to common shareholders of record on September 21, 2021. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.53 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
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

Outstanding Security Data
As of July 23, 2021, we had outstanding 308,103,922 common shares and one special voting share. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of the Company, holders of our common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and our outstanding equity awards, see Note 13 to the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and Canadian securities regulatory authorities on February 23, 2021.
There were 154,892,524 Partnership exchangeable units outstanding as of July 23, 2021. During the six months ended June 30, 2021, Partnership exchanged 160,438 Partnership exchangeable units pursuant to exchange notices received. Since December 12, 2015, the holders of Partnership exchangeable units have had the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership to determine to settle any such exchange for a cash payment in lieu of our common shares.
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $745 million for the six months ended June 30, 2021, compared to $196 million during the same period in the prior year. The increase in cash provided by operating activities was driven by a decrease in cash used for working capital, an increase in segment income in all of our segments, and a decrease in interest payments, partially offset by an increase in income tax payments.
Investing Activities
Cash used for investing activities was $36 million for the six months ended June 30, 2021, compared to $12 million during the same period in the prior year. The change in cash used for investing activities was driven by a decrease in proceeds from derivatives, an increase in capital expenditures, and cash used in other investing activities during the current period, partially offset by an increase in net proceeds from disposal of assets, restaurant closures, and refranchisings.
Financing Activities
Cash used for financing activities was $516 million for the six months ended June 30, 2021, compared to $161 million during the same period in the prior year. The change in cash used for financing activities was driven primarily by proceeds from the issuance of the 2020 5.75% Senior Notes in the prior year and proceeds from the draw down on the remaining availability under the TH Facility in 2020. These factors were partially offset by higher RBI common share dividends and distributions on Partnership exchangeable units in the prior year due to accelerating the third quarter of 2020 dividend and distribution payment to the second quarter of 2020.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the six months ended June 30, 2021 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC and Canadian securities regulatory authorities on February 23, 2021.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of June 30, 2021. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
The Company’s management, including the CEO and CFO, confirm there were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Special Note Regarding Forward-Looking Statements
Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) the effects and continued impact of the COVID-19 pandemic on our results of operations, business, liquidity, prospects and restaurant operations and those of our franchisees, including local conditions and government-imposed limitations and restrictions; (ii) our digital and marketing initiatives and the expected amount of and timing for planned expenditures relating to these initiatives; (iii) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (iv) expected timing of debt refinancing transactions; (v) our efforts to assist restaurant owners in maintaining liquidity and the impact of these programs on our future cash flow and financial results; (vi) certain tax matters, including our estimates with respect to tax matters and their impact on future periods; (vii) the amount of net cash settlements we expect to pay on our derivative instruments; and (viii) certain accounting matters.
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

Part II – Other Information

Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 15, Commitment and Contingencies.

Item 6. Exhibits

Exhibit Number	Description

10.79
Purchase Agreement, dated as of June 15, 2021, among J.P. Morgan Securities LLC as representative of the several Initial Purchasers (as defined therein), the Issuers (as defined therein) and the Guarantors (as defined therein).

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

RESTAURANT BRANDS INTERNATIONAL INC. (Registrant)

Date: July 30, 2021	By:	/s/ Matthew Dunnigan
		Name:	Matthew Dunnigan
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)