Form 10-K
period 2021-12-31
Restaurant Brands International Inc.
filed 2022-02-23
CIK 1618756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2021, computed by reference to the closing price for such stock on the New York Stock Exchange on such date, was $19,635,860,698.
The number of shares outstanding of the registrant’s common shares as of February 15, 2022 was 309,632,586 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2022 Annual General Meeting of Shareholders, which is to be filed no later than 120 days after December 31, 2021, are incorporated by reference into Part III of this Form 10-K.

RESTAURANT BRANDS INTERNATIONAL INC.
2021 FORM 10-K ANNUAL REPORT

Tim Hortons® and Timbits® are trademarks of Tim Hortons Canadian IP Holdings Corporation. Burger King® and BK® are trademarks of Burger King Corporation. Popeyes®, Popeyes Louisiana Kitchen® and Popeyes Chicken & Biscuits® are trademarks of Popeyes Louisiana Kitchen, Inc. Firehouse Subs® is a trademark of FRG, LLC. Unless the context otherwise requires, all references to “we”, “us”, “our” and “Company” refer to Restaurant Brands International Inc. and its subsidiaries.

Explanatory Note
We are the sole general partner of Restaurant Brands International Limited Partnership (“Partnership”), which is the indirect parent of The TDL Group Corp. (“Tim Hortons”), Burger King Corporation (“Burger King”), Popeyes Louisiana Kitchen, Inc. (“Popeyes”) and FRG, LLC (“Firehouse Subs”). As a result of our controlling interest, we consolidate the financial results of Partnership and record a noncontrolling interest for the portion of Partnership we do not own in our consolidated financial statements. Net income (loss) attributable to noncontrolling interests on the consolidated statements of operations presents the portion of earnings or loss attributable to the economic interest in Partnership owned by the holders of the noncontrolling interests. As sole general partner, we manage all of Partnership’s operations and activities in accordance with the partnership agreement of Partnership (the “partnership agreement”). We have established a conflicts committee composed entirely of “independent directors” (as such term is defined in the partnership agreement) in order to consent to, approve or direct various enumerated actions on behalf of the Company (in its capacity as the general partner of Partnership) in accordance with the terms of the partnership agreement.
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

Part I
Item 1. Business
Company Overview
We are a Canadian corporation that serves as the indirect holding company for Tim Hortons, Burger King, Popeyes and Firehouse Subs, which we acquired on December 15, 2021, and their consolidated subsidiaries. We are one of the world’s largest quick service restaurant (“QSR”) companies with over $35 billion in annual system-wide sales and over 29,000 restaurants in more than 100 countries as of December 31, 2021. Our Tim Hortons®, Burger King®, Popeyes® and Firehouse Subs® brands have similar franchise business models with complementary daypart mixes and product platforms. Our four iconic brands are managed independently while benefiting from global scale and sharing of best practices. As of December 31, 2021, approximately 100% of total restaurants for each of our brands was franchised and references to "our restaurants" or "system-wide restaurants" include franchised restaurants and those owned by us ("Company restaurants").
Our business generates revenue from the following sources: (i) franchise and advertising revenues, consisting primarily of royalties and advertising fund contributions based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (ii) property revenues from properties we lease or sublease to franchisees; and (iii) sales at Company restaurants. In addition, our Tim Hortons (“TH”) business generates revenue from sales to franchisees related to our supply chain operations, including manufacturing, procurement, warehousing and distribution, as well as sales to retailers.
Our Tim Hortons® Brand
Founded in 1964, TH is one of the largest donut/coffee/tea restaurant chains in North America and the largest in Canada as measured by total number of restaurants. As of December 31, 2021, we owned or franchised a total of 5,291 TH restaurants. TH restaurants are quick service restaurants with a menu that includes premium blend coffee, tea, espresso-based hot and cold specialty drinks, fresh baked goods, including donuts, Timbits®, bagels, muffins, cookies and pastries, grilled paninis, classic sandwiches, wraps, soups and more.
Our Burger King® Brand
Founded in 1954, Burger King (“BK”) is the world’s second largest fast food hamburger restaurant (“FFHR”) chain as measured by total number of restaurants. As of December 31, 2021, we owned or franchised a total of 19,247 BK restaurants in more than 100 countries. BK restaurants are quick service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other food items.
Our Popeyes® Brand
Founded in 1972, Popeyes (“PLK”) is the world’s second largest quick service chicken concept as measured by total number of restaurants. As of December 31, 2021, we owned or franchised a total of 3,705 PLK restaurants. PLK restaurants are quick service restaurants that distinguish themselves with a unique “Louisiana” style menu featuring fried chicken, chicken tenders, fried shrimp and other seafood, red beans and rice and other regional items.
Our Firehouse Subs® Brand
Founded in 1994, Firehouse Subs (“FHS”) is a brand built on decades of culture rooted in public service and a leading player in the QSR sandwich category in North America. As of December 31, 2021, we owned or franchised a total of 1,213 FHS restaurants. FHS restaurants are quick service restaurants featuring hot and hearty subs piled high with quality meats and cheese as well as chopped salads, chili and soups, signature and other sides, soft drinks and local specialties.
COVID-19 Response
The global crisis resulting from the spread of coronavirus (“COVID-19”) impacted our global restaurant operations for the twelve months ended December 31, 2021 and 2020.
While the impact of COVID-19 on system-wide sales growth, system-wide sales, comparable sales and net restaurant growth was significant for the twelve months ended December 31, 2020, in the 2021 period these metrics were affected to a lesser extent, with variations among brands and regions. During 2020 and 2021, substantially all TH, BK and PLK restaurants remained open, some with limited operations, such as drive-thru, takeout and delivery (where applicable), reduced, if any, dine-in capacity, and/or restrictions on hours of operation. Certain markets periodically required temporary closures while implementing government mandated lockdown orders. While most regions have eased restrictions since the initial lockdowns, increases in cases and new variants have caused certain markets to re-impose temporary restrictions as a result of government mandates. We expect local conditions to continue to dictate limitations on restaurant operations, capacity, and hours of operation.

During the twelve months ended December 31, 2021, COVID-19 contributed to labor challenges, which in some regions resulted in reduced operating hours and service modes at select restaurants as well as supply chain pressures.
With the pandemic affecting consumer behavior, the importance of digital sales, including delivery, has grown. We expect to continue to support enhancements of our digital and marketing capabilities. While we do not know the full future impact COVID-19 will have on our business, we expect to see a continued impact from COVID-19 on our results in 2022.
Our Business Strategy
We believe that we have created a financially strong company built upon a foundation of four thriving, independent brands with significant global growth potential and the opportunity to be one of the most efficient franchised QSR operators in the world through our focus on the following strategies:

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
Operating Segments
Our business consists of four operating segments, which are also our reportable segments: (1) TH; (2) BK; (3) PLK; and (4) FHS. Additional financial information about our reportable segments can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18, “Segment Reporting and Geographic Information,” to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data.”
Restaurant Development
As part of our development approach for our brands in the U.S., we have granted limited development rights in specific areas to franchisees in connection with area development agreements. We expect to enter into similar arrangements in 2022 and beyond. In Canada, we have not granted exclusive or protected areas to BK or TH franchisees, with limited exceptions.
As part of our international growth strategy for our BK, TH and PLK brands, we have established master franchise and development agreements in a number of markets, and we may enter into similar arrangements for FHS in the future. We have also created strategic master franchise joint ventures in which we received a meaningful minority equity stake in each joint venture. We will continue to evaluate opportunities to accelerate international development of all of our brands, including through the establishment of master franchises with exclusive development rights and joint ventures with new and existing franchisees.
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
We manage the advertising funds for each of our brands in the U.S. and Canada, other than FHS for which a majority is managed by a marketing cooperative. While we manage the advertising funds in certain other markets for BK, in many international markets, including the markets managed by master franchisees, franchisees make contributions into franchisee-managed advertising funds. As part of our global marketing strategy, we provide franchisees with advertising support and guidance in order to deliver a consistent global brand message.
Product Development
New product development is a key driver of the long-term success of our brands. We believe the development of new products can drive traffic by expanding our customer base, allowing restaurants to expand into new dayparts, and continuing to build brand leadership in food quality and taste. Based on guest feedback, we drive product innovation in order to satisfy the needs of our guests around the world. This strategy will continue to be a focus in 2022 and beyond.
Operations Support
Our operations strategy is designed to deliver best-in-class restaurant operations by our franchisees and to improve friendliness, cleanliness, speed of service and overall guest satisfaction. Each of our brands has uniform operating standards and specifications relating to product quality, cleanliness and maintenance of the premises. In addition, our restaurants are required to be operated in accordance with quality assurance and health standards that each brand has established, as well as standards set by applicable governmental laws and regulations, including applicable local, provincial and state laws regarding COVID-19 and Center for Disease Control and similar health authority guidelines. Each franchisee typically participates in initial and ongoing training programs to learn all aspects of operating a restaurant in accordance with each brand’s operating standards.
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
TH products are sourced from a combination of third-party suppliers and our own manufacturing facilities. To protect our proprietary blends, we operate two coffee roasting facilities in Ancaster, Ontario and Rochester, New York, where we blend all of the coffee for our TH restaurants and, where practical, for our take home, packaged coffee. Our fondant and fills manufacturing facility in Oakville, Ontario produces, and is the primary supplier of, the ready-to-use glaze, fondants, fills and syrups which are used in a number of TH products. As of December 31, 2021, we have only one or a few suppliers to service each category of products sold at our restaurants.
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
Our TH business has significant supply chain operations, including procurement, warehousing and distribution, to supply paper, dry goods, frozen goods and refrigerated products to a substantial majority of our Canadian restaurants. We act as a distributor to TH restaurants in Canada through nine distribution centers located in Canada, of which five are company-owned. We own or lease a significant number of trucks and trailers that regularly deliver to most of our Canadian restaurants. In the U.S., we supply similar products to restaurants through third-party distributors.
All of the products used in our BK, PLK and FHS restaurants are sourced from third-party suppliers. In the U.S. and Canada, there is a purchasing cooperative for each of BK and PLK that negotiates the purchase terms for most equipment, food, beverages (other than branded soft drinks which we negotiate separately under long-term agreements) and other products used in BK and PLK restaurants. The purchasing agent is also authorized to purchase and manage distribution services on behalf of most of the BK and PLK restaurants in the U.S. and Canada. PLK also utilizes exclusive suppliers for certain of its proprietary products. As of December 31, 2021, four distributors serviced approximately 92% of BK restaurants in the U.S., five distributors serviced approximately 85% of PLK restaurants in the U.S. and four distributors serviced approximately 88% of the FHS restaurants in the U.S. Additionally, some suppliers pay us rebates based on items purchased by franchisees.
In 2000, Burger King Corporation entered into long-term exclusive contracts with The Coca-Cola Company and Dr Pepper/Snapple, Inc. to supply BK restaurants with their products and which obligate restaurants in the U.S. to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of December 31, 2021, we estimate that it will take approximately 5.6 years to complete the Coca-Cola purchase commitment and approximately 9 years to complete the Dr Pepper/Snapple, Inc. purchase commitment. If these agreements were terminated, we would be obligated to pay an aggregate amount equal to approximately $305 million as of December 31, 2021 based on an amount per gallon for each gallon of soft drink syrup remaining in the purchase commitments, interest and certain other costs. We have also entered into long-term beverage supply arrangements with certain major beverage vendors for the TH, PLK and FHS brands in the U.S. and Canada.
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
Franchise agreements are generally not assignable without our consent. In Canada and the U.S., our TH franchise agreements grant us the right to reacquire a restaurant under certain circumstances, and our BK, PLK and FHS franchise agreements generally provide us a right of first refusal if a franchisee proposes to sell a restaurant. Defaults (including non-payment of royalties or advertising contributions, or failure to operate in compliance with our standards) can lead to termination of the franchise agreement.
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
The typical BK and PLK franchise agreement in the U.S. and Canada has a 20-year term and the typical FHS agreement has a 10-year term, all of which contemplate a one-time franchise fee plus an additional fee upon renewal. Subject to the incentive programs described below, most new BK franchise restaurants in the U.S. and Canada pay a royalty on gross sales of 4.5%, most PLK restaurants in the U.S. and Canada pay a royalty on gross sales of 5.0% and most FHS restaurants in the U.S and Canada pay a royalty on gross sales of 6.0%. BK franchise agreements typically provide for a 20-year renewal term, PLK franchise agreements typically provide for two 10-year renewal terms and FHS franchise agreements typically provide for four 5-year renewal terms. In addition, BK and PLK franchisees pay a technology fee on all digital sales through our proprietary technology and FHS franchisees pay an annual per restaurant information system fee.
In an effort to improve the image of our BK restaurants in the U.S., we offered U.S. franchisees reduced up-front franchise fees and limited-term royalty and advertising fund rate reductions to remodel restaurants to our modern image during the past several years and we plan to continue to offer remodel incentives to U.S. franchisees during 2022. These limited-term incentive programs are expected to negatively impact our effective royalty rate while in effect. However, we expect this impact to be partially mitigated as incentive programs granted in prior years will expire and we will also be entering into new franchise agreements for BK restaurants in the U.S. with a 4.5% royalty rate. For PLK, we offer development incentive programs pursuant to which we encourage veterans, women or minorities to become PLK franchisees and develop and open new restaurants. For FHS, we offer limited-term royalty reductions in connection with commitments to develop additional restaurants in specified territories.
International. As part of the international growth strategy for each of our brands, we have entered into master franchise agreements or development agreements that grant franchisees exclusive or non-exclusive development rights and, in some cases, allow them to sub-franchise or require them to provide support services to other franchisees in their markets. In 2021, we entered into master franchise agreements for the PLK brand in France, India, Mexico, Saudi Arabia, South Korea and the United Kingdom and development agreements for the PLK brand in Romania and Jamaica, for the BK brand in the Netherlands and Nigeria, and for the TH brand in the Cayman Islands. The franchise fees, royalty rate and advertising contributions, if applicable, paid by master franchisees or developers vary from country to country, depending on the facts and circumstances of each market. We expect to continue implementing similar arrangements for our brands in 2022 and beyond.
Franchise Restaurant Leases. We leased or subleased 3,588 properties to TH franchisees, 1,403 properties to BK franchisees, and 78 properties to PLK franchisees as of December 31, 2021 pursuant to separate lease agreements with these franchisees. For properties that we lease from third-party landlords and sublease to franchisees, our leases generally provide for fixed rental payments and may provide for contingent rental payments based on a restaurant’s annual gross sales. Franchisees who lease land only or land and building from us do so on a “triple net” basis. Under these triple net leases, the franchisee is obligated to pay all costs and expenses, including all real property taxes and assessments, repairs and maintenance and insurance. In many cases, we will contribute toward the cost of remodels with the franchisees in connection with extensions of the underlying lease.
Intellectual Property
We own valuable intellectual property relating to our brands, including trademarks, service marks, patents, industrial designs, copyrights, trade secrets and other proprietary information, some of which are of material importance to our TH, BK, PLK and FHS businesses. The duration of trademarks and service marks varies by country, however, trademarks and service marks generally are valid and may be renewed as long as they are in use and/or properly registered. We have established the standards and specifications for most of the goods and services used in the development, improvement and operation of our restaurants. These proprietary standards, specifications and restaurant operating procedures are our trade secrets. Additionally, we own certain patents and industrial designs of varying duration relating to equipment and/or packaging used in BK and TH restaurants.
Information Systems and Digital Technology
Our corporate financial, human resources and similar systems are fully integrated and provide a solid foundation for our business. In 2021, we began providing rPOS, a proprietary point-of-sale software solution to certain franchisees in TH, BK and PLK restaurants in the U.S., Canada, Mexico and Germany, and we continue to enhance this product and work to expand its adoption. Alternatively, franchisees may utilize point of sale software provided by a set of approved third-party vendors. Depending on the region, these vendors may also provide labor scheduling, inventory, production management, and cash control services. We have an architecture that enables us to build custom customer-facing applications and integrate them with our third-party providers, to support mobile ordering, web ordering, and kiosks. As of the end of 2021, we have deployed this architecture in the U.S., Canada, and several other jurisdictions, and we plan to deploy it to additional markets in the future.
During 2021, the use of our mobile apps and digital technologies expanded and we now provide digital loyalty programs across all four brands in our home markets. We also offer our guests added convenience by offering third party and white label delivery at many of our home market restaurants. Further, we are modernizing the drive-thru experience with the rollout of outdoor digital menu boards for TH, BK and PLK brands in their home markets. We plan to leverage our technology capabilities to continue to expand the choices for how customers order, pay and receive their food.
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
U.S. and Canada. Our restaurants must comply with licensing requirements and regulations by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the jurisdiction in which the restaurant is located. We and our franchisees are also subject to various employment laws, including laws governing union organizing, working conditions, work authorization requirements, health insurance, overtime and wages and efforts are currently underway to strengthen these laws in favor of the employee. In addition, we and our U.S. franchisees are subject to the Patient Protection and Affordable Care Act.
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
In September 2021, we announced targets to reduce greenhouse gas emissions by 50% by 2030, as approved by the Science Based Targets initiative, as well as a commitment to achieving net-zero emissions by 2050 or sooner. While most of the impact is from scope 3 emissions that are not under our direct control, reaching these targets will require us to devote resources to support changes by suppliers and franchisees.
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
Human Capital
As of December 31, 2021, we had approximately 5,700 employees, including approximately 1,700 corporate employees in our restaurant support centers and serving our franchisees from the field, approximately 1,100 employees in our distribution centers and manufacturing facilities, and approximately 2,900 employees in Company restaurants. Our franchisees are independent business owners that separately employ more than 500,000 team members in their restaurants.
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
The cycle starts with attracting talent from campus and professional sources, leveraging technology to identify and assess candidates who best fit our roles. As part of our hiring process, we committed in June 2020 that at least half of all final-round candidates interviewing for roles with our four RBI restaurant support centers will be from groups that are demonstrably diverse, including gender, race and sexual orientation, based on the composition and requirements of the applicable jurisdiction. Since our commitment, we have meaningfully exceeded that target, leading to an increase in diverse hires. In 2021, RBI hired approximately 430 new corporate employees, 3,600 new restaurant employees, and 270 new distribution and manufacturing employees. Each population segment has a dedicated onboarding program designed to get employees up to speed quickly, and foster a smooth transition into the workplace.
The retention efforts focus on work environment, employee engagement and our diversity and inclusion initiatives. We regularly conduct anonymous surveys to seek feedback from our restaurant support center employees on a variety of topics, including our sustainability and diversity initiatives, how they are coping working from home during the COVID-19 pandemic, the support they receive from their managers, and what types of learning and development opportunities they would like to have offered. Our executive Steering Committee monitors progress across key indicators such as representation, engagement, and retention to guide strategies for promoting diversity and inclusion. To ensure that the work of the Steering Committee is fully integrated, we have dedicated team members within the people and legal teams to implement initiatives in this space. These initiatives include company-wide implicit bias training, internal events featuring eminent speakers, and mentorship opportunities for identity-based groups. We also leverage designated subject matter experts across each of our brands to ensure accountability and consistent execution of priorities company-wide with regards to marketing, suppliers, franchisees, and community engagement.
Developing talent includes evaluation, training, career planning and leadership development. We have a rigorous talent assessment process for restaurant support center employees built on specific competencies that we assess at both the employee and job level. This data allows us to more easily identify potential successors and illuminate potential opportunities for our employees in a more objective and unbiased way. Additionally, to help our employees and franchisee’s team members succeed in their roles, we emphasize continuous training and development opportunities. These include, but are not limited to, safety and security protocols, updates on new products and service offerings and deployment of technologies. In 2021, we conducted management and leadership training, problem solving, and spot learning opportunities to address specific business needs. We continued our women's coaching program that we piloted in 2020 in our restaurant support centers to pair junior women with senior leaders to work on goal setting and building paths to achieve those goals.
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
We depend in large part on the value of the TH, BK, PLK and FHS brands. To be successful in the future, we must preserve, enhance and leverage the value of our brands. Brand value is based in part on consumer tastes, preferences and perceptions on a variety of factors, including the nutritional content, methods of production and preparation of our products and our business practices, including with respect to animal welfare, sustainability and other environmental or social concerns. Consumer acceptance of our products may be influenced by or subject to change for a variety of reasons. For example, adverse publicity associated with nutritional, health and other scientific studies and conclusions, which constantly evolve and often have contradictory implications, may drive popular opinion against quick service restaurants in general, which may impact the demand for our products. Moreover, health campaigns against products we offer in favor of foods that are perceived as healthier may affect consumer perception of our product offerings and impact the value of our brands.
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
We believe that our restaurant sales, guest traffic and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels, the availability of discretionary income and, ultimately, consumer confidence. For example, the COVID-19 pandemic has resulted at times in significant increases in unemployment and a reduction in discretionary spending. A protracted economic slowdown, increased unemployment and underemployment of our customer base, decreased salaries and wage rates, inflation, rising interest rates or other industry-wide cost pressures adversely affect consumer behavior by weakening consumer confidence and decreasing consumer spending for restaurant dining occasions. Governmental or other responses to economic challenges may be unable to restore or maintain consumer confidence. As a result of these factors, during recessionary periods we and our franchisees may experience reduced sales and profitability, which may cause our business and operating results to suffer.
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
For example, measures implemented to reduce the spread of COVID-19 have adversely affected workforces, customers, consumer sentiment, supply chains, economies and financial markets, and, along with decreased consumer spending, have led to an economic downturn and increased inflation in many of our markets. As a result of COVID-19 and resulting labor challenges, we and our franchisees have experienced store closures and instances of reduced store-level operations, including reduced operating hours and dining-room closures. While many markets have reopened for dine-in guests, the capacity may be limited, and local conditions and new variants may lead again to closures or increased limitations. As a result of COVID-19, restaurant traffic and system-wide sales have been and may continue to be significantly negatively impacted.
We cannot predict the duration or scope of the COVID-19 pandemic or when operations will cease to be affected by it. Furthermore, we cannot predict the effects that actual or threatened armed conflicts, terrorist attacks, efforts to combat terrorism, or heightened security requirements will have on our future operations. Because a significant portion of our restaurant operating costs are fixed or semi-fixed in nature, the loss of sales and increases in labor and commodity costs during these periods hurt our and our franchisees’ operating margins and can result in restaurant operating losses and our loss of royalties. We expect the COVID-19 pandemic to continue to impact our financial results and based on the duration and scope, such impact could be material.
Our results depend on effective marketing and advertising, the successful development and launch of new products and digital engagement with customers.
Our revenues are heavily influenced by brand marketing and advertising and by our ability to develop and launch new and innovative products. Our marketing and advertising programs may not be successful, or we may fail to develop commercially successful new products, which may adversely affect our ability to attract new guests and retain existing guests, and could materially and adversely affect our results of operations. Moreover, because franchisees contribute to advertising funds based on a percentage of gross sales at their franchise restaurants, advertising fund expenditures generally are dependent upon sales volumes at system-wide restaurants. If system-wide sales decline, the amount available for our marketing and advertising programs will be reduced. Also, to the extent that we use value offerings in our marketing and advertising programs to drive traffic, the low price offerings may condition our guests to resist higher prices in a more favorable economic environment.
In addition, we continue to focus on transforming the restaurant experience through technology and digital engagement to improve our service model and strengthen relationships with customers, including through digital channels, loyalty initiatives, mobile ordering and payment systems and delivery initiatives. These initiatives may not have the anticipated impact on our franchise sales and therefore we may not fully realize the intended benefits of these significant investments. In addition, utilizing third-party delivery services may not be as profitable as sales directly to our guests and may also introduce food quality and customer satisfaction risks outside of our control.
The global scope of our business subjects us to risks and costs and may cause our profitability to decline.
Our global operations expose us to risks in managing the differing cultural, regulatory, geopolitical and economic environments in the countries where our restaurants operate. These risks, which can vary substantially by market and may increase in importance as our franchisees expand operations in international markets, are described in many of the risk factors discussed in this report and include the following:
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
•the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws, regulations, contract rights and intellectual property rights;
•risks arising from the significant and rapid fluctuations in currency exchange markets and the decisions and positions that we take to hedge such volatility;
•the impact of labor costs on our franchisees' margins given changing labor conditions and difficulties experienced by our franchisees in staffing their international operations; and
•the effects of increases in the taxes we pay and other changes in applicable tax laws.
The conflict between Russia and Ukraine could adversely impact economic conditions and demand for dining out as well as result in heightened economic sanctions from the U.S., Canada and other countries in a manner that may adversely affect us and our franchisee’s restaurants located in Russia and Eastern Europe.
Our operations are subject to fluctuations in foreign currency exchange and interest rates.
We report our results in U.S. dollars, which is our reporting currency. The operations of TH, BK, PLK and FHS that are denominated in currencies other than the U.S. dollar are translated to U.S. dollars for our financial reporting purposes and are therefore impacted by fluctuations in currency exchange rates and changes in currency regulations. In addition, fluctuations in interest rates may affect our business. Although we attempt to minimize these risks through geographic diversification and the utilization of derivative financial instruments, our risk management strategies may not be effective and our results of operations could be adversely affected.
Increases in food and commodity costs or shortages or interruptions in the supply or delivery of our food could harm our operating results and the results of our franchisees.
Our profitability and the profitability of our franchisees will depend in part on our ability to anticipate and react to changes in food and commodity and supply costs. With respect to our TH business, volatility in connection with certain key commodities that we purchase in the ordinary course of business can impact our revenues, costs and margins. If commodity prices rise, franchisees may experience reduced sales due to decreased consumer demand at retail prices that have been raised to offset increased commodity prices, which may reduce franchisee profitability. In addition, the markets for beef and chicken are subject to significant price fluctuations due to seasonal shifts, climate conditions, the cost of grain, disease, industry demand, international commodity markets, food safety concerns, product recalls, government regulation, labor availability and cost and other factors, all of which are beyond our control and, in many instances unpredictable. Such increases in commodity costs may materially and adversely affect our business and operating results.
We and our franchisees are dependent on frequent deliveries of fresh food products that meet our specifications. Shortages or interruptions in the supply of fresh food products caused by unanticipated demand, natural disasters or unforeseen events, such as the COVID-19 pandemic, problems in production or distribution, inclement weather, delays or restrictions on shipping and/or manufacturing, closures of supplier or distributor facilities or financial distress or insolvency of suppliers or distributors or other conditions have and in the future could adversely affect the availability, quality and cost of ingredients, which could adversely affect our operating results. As of December 31, 2021, we have only a few distributors that service most of our BK, PLK and FHS operations in the U.S., and our operations could be adversely affected if any of these distributors were unable to fulfill their responsibilities and we were unable to locate a substitute distributor in a timely manner.
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
•variations in the quality of food and beverage products and/or their ingredients; and
•political, physical, environmental, labor, or technological disruptions (such as from cybersecurity incidents) in our or our suppliers’ manufacturing and/or warehousing plants, facilities, or equipment.
If we do not adequately address the challenges related to these vertically integrated operations or the overall level of utilization or production decreases for any reason, our results of operations and financial condition may be adversely impacted. Decreased sales from the COVID-19 pandemic may continue to affect supply chain revenue and profitability. Moreover, interruptions in the availability and delivery of food, beverages and other supplies to our restaurants arising from shortages or greater than expected demand, may increase costs or reduce revenues. As of December 31, 2021, we have only one or a few suppliers to service each category of products sold at our TH restaurants, and the loss of any one of these suppliers would likely adversely affect our business.
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
Food safety is a top priority for us and we dedicate substantial resources to ensure that our customers enjoy safe, high-quality food products. However, food-borne illnesses and other food safety issues have occurred in the food industry in the past and could occur in the future. Also, our reliance on third-party food suppliers, distributors and food delivery aggregators increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single restaurant. Any report or publicity, including through social media, linking us or one of our franchisees or suppliers to instances of food-borne illness or other food safety issues, including food tampering, adulteration or contamination, could adversely affect our brands and reputation as well as our sales and profits. Such occurrence at restaurants of competitors could adversely affect sales as a result of negative publicity about the industry generally. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain, significantly increase costs and/or lower margins for us and our franchisees. In addition, the COVID-19 pandemic has resulted in stricter health regulations and guidelines, which have increased operating costs for our franchisees.
Some of our products contain caffeine, dairy products, fats, sugar and other compounds and allergens, the health effects of which are the subject of public scrutiny, including suggesting that excessive consumption of these compounds can lead to a variety of adverse health effects. An unfavorable report on the health effects of any compounds present in our products, or negative publicity or litigation arising from other health risks such as obesity, could significantly reduce the demand for our beverages and food products. A decrease in customer traffic as a result of these health concerns or negative publicity could materially and adversely affect our brands and our business.
If we are unable to adequately protect our intellectual property, the value of our brands and our business may be harmed.
Our brands, which represent approximately 47% of the total assets on our balance sheet as of December 31, 2021, are very important to our success and our competitive position. We rely on a combination of trademarks, copyrights, service marks, trade secrets, patents, industrial designs, and other intellectual property rights to protect our brands and the respective branded products. While we have registered certain trademarks in Canada, the U.S. and foreign jurisdictions, not all of the trademarks that our brands currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. We may not be able to adequately protect our trademarks, and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. The steps we have taken to protect our intellectual property in Canada, the U.S. and in foreign countries may not be adequate and we may, from time to time, be required to institute litigation to enforce our trademarks or other intellectual property rights or to protect our trade secrets. Further, third parties may assert or prosecute infringement claims against us. In these cases, our proprietary rights could be challenged, circumvented, infringed or invalidated. Any such litigation could result in substantial costs and diversion of resources and could negatively affect our revenue, profitability and prospects regardless of whether we are able to successfully enforce our rights. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of Canada and the U.S.
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
We have outsourced certain administrative functions for our business, certain information technology support services and benefit plan administration to third-party service providers. In the future, we may outsource other functions to achieve cost savings and efficiencies. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs in connection with such failure to perform. Depending on the function involved, such failures may also lead to business disruption, transaction errors, processing inefficiencies, the loss of sales and customers, the loss of or damage to intellectual property through security breach, and the loss of data through security breach or otherwise. Any such damage or interruption could have a material adverse effect on our business, cause us to face significant fines, customer notice obligations or costly litigation, harm our reputation with our customers or prevent us from paying our collective suppliers or employees or receiving payments on a timely basis.
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
The ability of our franchisees and prospective franchisees to obtain financing for development of new restaurants or reinvestment in existing restaurants depends in part upon financial and economic conditions which are beyond their control. If our franchisees are unable to obtain financing on acceptable terms or otherwise do not devote sufficient resources to develop new restaurants or reinvest in existing restaurants, our business and financial results could be adversely affected.
Our franchisees are also dependent upon their ability to attract and retain qualified employees in an intensely competitive employee market. The inability of our franchisees to recruit and retain qualified individuals or increased costs to do so, including due to labor market dynamics or increases in legally required wages, may delay openings of new restaurants by our franchisees and could adversely impact existing franchise restaurant operations and franchisee profitability, which could slow our growth. In addition, the risks and required protocols related to COVID-19, including vaccine mandates, could adversely affect the ability, or the cost, of staffing restaurants. If employees at either franchisee or Company restaurants become unionized, their or our business could be negatively affected by factors that increase cost, decrease flexibility or otherwise disrupt the business. Responses to labor organizing efforts by our franchisees or us could negatively impact brand perception and our business and financial results. Moreover, we may also face liability for employment-related claims of our franchisees’ employees based on theories of joint employer liability with our franchisees or other theories of vicarious liability, which could materially harm our results of operations and financial condition.
Our results are closely tied to the success of independent franchisees, and we have limited influence over their operations.
We generate revenues in the form of royalties, fees and other amounts from our franchisees. As a result, our operating results are closely tied to the success of our franchisees. However, our franchisees are independent operators and we cannot control many factors that impact the profitability of their restaurants. At times, we have and may in the future provide cash flow support to franchisees by extending loans, advancing cash payments and/or providing rent relief where we have property control. These actions have and may in the future adversely affect our cash flow and financial results.
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
Franchisees and sub-franchisees may not successfully operate restaurants in a manner consistent with our established procedures, standards and requirements or standards set by applicable law, including sanitation and pest control standards or data processing and cybersecurity requirements. Any operational shortcoming of a franchise or sub-franchise restaurant is likely to be attributed by guests to the entire brand and may be shared widely through social media, thus damaging the brand’s reputation and potentially affecting our revenues and profitability. We may not be able to identify problems and take effective action quickly enough and, as a result, our image and reputation may suffer, and our franchise revenues and results of operations could decline.
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
We have adopted a master franchise development model for all of our brands, which in markets with strong growth potential may include participating in strategic joint ventures, to accelerate international growth. These arrangements may give our joint venture and/or master franchise partners the exclusive right to develop and manage our restaurants in a specific country or countries, including, in some cases, the right to sub-franchise. A joint venture partnership involves special risks, including the following: our joint venture partners may have economic, business or legal interests or goals that are inconsistent with those of the joint venture or us, or our joint venture partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Our master franchise arrangements present similar risks and uncertainties. We cannot control the actions of our joint venture partners or master franchisees, including any nonperformance, default or bankruptcy of joint venture partners or master franchisees. While sub-franchisees are required to operate their restaurants in accordance with specified operations, safety and health standards, we are not party to the agreements with the sub-franchisees and are dependent upon our master franchisees to enforce these standards with respect to sub-franchised restaurants. As a result, the ultimate success and quality of any sub-franchised restaurant rests with the master franchisee and the sub-franchisee. In addition, the termination of an arrangement with a master franchisee or a lack of expansion by certain master franchisees has and may in the future result in the delay or discontinuation of the development of franchise restaurants, or an interruption in the operation of our brand in a particular market or markets. We may not be able to find another operator to resume development activities in such market or markets. Any such delay, discontinuation or interruption could materially and adversely affect our business and operating results.
Risks Related to our Indebtedness
Our substantial leverage and obligations to service our debt could adversely affect our business.
As of December 31, 2021, we had aggregate outstanding indebtedness of $13,116 million, including senior secured term loan facilities in an aggregate principal amount of $6,493 million, senior secured first lien notes in an aggregate principal amount of $2,800 million and senior secured second lien notes in an aggregate principal amount of $3,650 million. Subject to restrictions set forth in these instruments, we may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage.
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
Because the Company and Partnership are organized under the laws of Canada, we are classified as foreign entities (and, therefore, non-U.S. tax residents) under general rules of U.S. federal income taxation that an entity is considered a tax resident in the jurisdiction of its organization or incorporation. Even so, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to complex rules under Section 7874 of the U.S. Internal Revenue Code of 1986, as amended (the Code). In addition, a retroactive or prospective change to U.S. tax laws in this area could adversely impact this classification. If we were to be treated as a U.S. corporation for federal tax purposes, we could be subject to substantially greater U.S. tax liability than currently contemplated as a non-U.S. corporation.
Future changes to Canadian, U.S. and other foreign tax laws, including future regulations and other interpretive guidance of such tax laws, could materially affect RBI and/or Partnership, and adversely affect their anticipated financial positions and results.
Our effective tax rate, cash taxes and financial results could be adversely impacted by changes in applicable tax laws (including regulatory, administrative, and judicial interpretations and guidance relating to such laws) in the jurisdictions in which we operate.
The 2021 Canadian Federal Budget proposed various tax law changes, including a new limitation on the deductibility of interest and similar expenses; draft legislation was released on February 4, 2022, with a proposed effective date of January 1, 2023. In general, the draft legislation proposes to limit the deductibility of interest and other financing-related expenses to the extent that such expenses, net of interest and financing-related income, exceed a fixed ratio of the entity’s tax EBITDA, with specified carry-back and carry-forward limits. The proposed rules and their application are complex and could materially increase our future income taxes if enacted, adversely impacting our effective tax rate and financial results.
The Biden Administration and the U.S. Congress are considering and have proposed various changes to U.S. corporate income taxation, including increased taxation of international business operations. In addition, the U.S. Treasury has broad authority to issue regulations and interpretative guidance with respect to existing and new tax laws that may significantly impact how such laws are applied. A number of currently contemplated tax law changes if enacted could materially adversely affect our effective income tax rate, cash taxes and financial results.
The Organization for Economic Cooperation and Development (“OECD”), the European Union (“EU”) and many countries (including countries in which we operate) have committed to enacting substantial changes to numerous long-standing tax principals impacting how large multinational enterprises are taxed in an effort to limit perceived base erosion and profit shifting incentives, including a 15% global minimum tax applied on a country-by-country basis with a targeted effective date of January 1, 2023. The OECD has issued model rules with respect to various aspects of such proposed changes and is beginning a public consultation process with additional guidance expected. The implementation, timing and many details regarding such potential tax law changes remain uncertain as individual countries evaluate and pursue their respective approaches to enacting the principles underlying such model rules. Such global tax developments could materially increase our future income taxes if enacted, adversely impacting our effective tax rate and financial results.
Risks related to Information Technology
The personal information that we collect may be vulnerable to breach, theft, or loss that could adversely affect our reputation, results of operations, and financial condition.
In the ordinary course of our business, we collect, process, transmit, and retain personal information regarding our employees and their families, our franchisees and their employees, vendors, contractors, and consumers, which can include social security numbers, social insurance numbers, banking and tax identification information, health care information, and credit card information and our franchisees collect similar information. For example, in recent years we expanded our development and management of our brands’ mobile apps, online ordering platforms, and in-restaurant kiosks and started to provide point-of-sale software. While our deployment of such technology facilitates our primary goals of generating incremental sales and improving operations at our franchisees’ restaurants as well as additional customer awareness and interest in our brands, such deployment also means that we are collecting and entrusted with additional personal information about our customers. Canadian privacy officials are investigating the use of certain geolocation data for TH mobile app users and we have been served with several purported class action lawsuits in Canada alleging we violated mobile app users' privacy rights. While we are fully cooperating with the investigation and vigorously defending the lawsuits, negative publicity regarding these matters could adversely affect our reputation and our brands. Some of this personal information is also held and managed by our franchisees, including master franchisees, and certain of our vendors and in these cases the franchisee or vendor is responsible for complying with local laws and adequately securing the data. A third-party may be able to circumvent the security and business controls that we, our vendors, our franchisees, or our franchisees' vendors use to limit access and use of personal information, which could result in a breach of employee, consumer, or franchisee privacy.
A major breach, theft, or loss of the personal information described above that is held by us, our vendors, our franchisees, or our franchisees' vendors could adversely affect our reputation and restaurant operations as well as result in substantial fines, penalties, indemnification claims, and potential litigation against us which could negatively impact our results of operations and financial condition.
We are subject to risks related with non-compliance of privacy and data protection laws and regulations. For example, under the European Union's General Data Protection Regulation (“GDPR”), companies must meet certain requirements regarding the handling of personal data or face penalties of up to 4% of worldwide revenue. Furthermore, the collection and safeguarding of personal information has increasingly attracted enhanced scrutiny from the general public in the United States and Canada, which has resulted in additional actual and proposed legislative and regulatory rules at the federal, provincial and state levels (e.g., the California Consumer Privacy Act of 2018, California's Proposition 24 of 2020, and Canada's Bill C-11). These regulations have been subject to frequent change, and there may be other jurisdictions that propose or enact new or emerging data privacy requirements in the future. As a result of such legislative and regulatory rules, we may be required to notify the owners of the personal information of any data breaches, which could harm our reputation and financial results, as well as subject us to litigation or actions by regulatory authorities. Furthermore, media or other reports of existing or perceived security vulnerabilities in our systems or those of our franchisees or vendors, or misuse of personal data, even if no breach has been attempted or has occurred, has and in the future may lead to investigations and litigation and may adversely impact our brand, reputation, and business.
Significant capital investments and other expenditures could be required to remedy a breach and prevent future problems, including costs associated with additional security technologies, personnel, experts, and credit monitoring services for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations during the period in which they are incurred. The techniques and sophistication used to conduct cyber-attacks and breaches, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. Accordingly, our efforts and expenditures to prevent future cyber-attacks or breaches may not be successful.
Information technology system failures or interruptions or breaches of our network security may interrupt our operations, cause reputational harm, subject us to increased operating costs and expose us to litigation.
We rely heavily on our computer systems and network infrastructure across operations including, but not limited to, point-of-sale processing at our restaurants, as well as the systems of our third-party vendors to whom we outsource certain administrative functions. Despite our implementation of security measures, all of our technology systems are vulnerable to damage, disruption or failures due to physical theft, fire, power loss, telecommunications failure, or other catastrophic events, as well as from problems with transitioning to upgraded or replacement systems, internal and external security breaches, denial of service attacks, viruses, worms, and other disruptive problems caused by hackers. If any of our technology systems were to fail or become subject to ransomware and we were unable to recover in a timely way, we could experience an interruption in our operations. Furthermore, if unauthorized access to or use of our systems were to occur, data related to our proprietary information could be compromised. The occurrence of any of these incidents could have a material adverse effect on our future financial condition and results of operations. To the extent that some of our worldwide reporting systems require or rely on manual processes, it could increase the risk of a breach due to human error.
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
Risks Related to our Common Shares
3G RBH owns approximately 29% of the combined voting power in the Company, and its interests may conflict with or differ from the interests of the other shareholders.
3G Restaurant Brands Holdings LP (“3G RBH”) currently owns approximately 29% of the combined voting power in the Company. So long as 3G RBH continues to directly or indirectly own a significant amount of the voting power, it will continue to be able to strongly influence or effectively control business decisions of the Company. 3G RBH and its principals may have interests that are different from those of the Company's other shareholders, and 3G RBH may exercise its voting and other rights in a manner that may be adverse to the interests of such shareholders. In addition, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company, which could cause the market price of the Company’s common shares to decline or prevent the Company’s shareholders from realizing a premium over the market price for their common shares or Partnership exchangeable units.
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
We are dependent on the efforts and abilities of our senior management, including the executives managing each of our brands, and our success will also depend on our ability to attract and retain additional qualified employees. Failure to attract personnel sufficiently qualified to execute our strategy, or to retain existing key personnel, could have a material adverse effect on our business. Also, integration of strategic transactions such as the acquisition of Firehouse Subs may divert management’s attention from other initiatives, and effectively executing our growth strategy.
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

Item 1B. Unresolved Staff Comments
None.

Executive Officers of the Registrant
Set forth below is certain information about our executive officers. Ages are as of the date hereof.

Name	Age	Position
José E. Cil	52	Chief Executive Officer
Matthew Dunnigan	38	Chief Financial Officer
Joshua Kobza	35	Chief Operating Officer
Axel Schwan	48	President, Tim Hortons Americas
Tom Curtis	58	President, Burger King Americas
Sami Siddiqui	37	President, Popeyes Americas
David Shear	37	President, International
Duncan Fulton	46	Chief Corporate Officer
Jeff Housman	40	Chief People & Services Officer
Jill Granat	56	General Counsel and Corporate Secretary
Jacqueline Friesner	49	Controller and Chief Accounting Officer
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
Tom Curtis. Mr. Curtis was appointed President, Burger King U.S. & Canada in October 2021. From May 2021 to October 2021, he was the Chief Operating Officer, where he was responsible for overseeing field operations, restaurant development and restaurant operations. Prior to joining BKC, Mr. Curtis spent 35-years at Domino’s Pizza, Inc., where he most recently served as Executive Vice President, U.S. Operations and Global Operations Support, overseeing both franchise and company-owned operations from March 2020 to April 2021. Prior to that, he served as Executive Vice President, Corporate Operations from July 2018 to March 2020, and as Vice President of Franchise Relations and Operations Innovation from March 2017 to July 2018. Mr. Curtis joined Domino’s in 2006, after being a Domino’s franchisee since 1987.

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
David Shear. Mr. Shear was appointed President International of Restaurant Brands International in January 2021. Mr. Shear previously served as President EMEA beginning in September 2016. Mr. Shear joined the predecessor of the company in 2011, holding roles of increasing responsibility within the U.S. marketing. He then held various roles in Asia Pacific, including serving as President of Burger King APAC from 2014 to 2016. Prior to joining Burger King Corporation, David worked at strategy consulting firm Charles River Associates.
Duncan Fulton. Mr. Fulton was appointed Chief Corporate Officer of Restaurant Brands International Inc., in June 2018, overseeing global communications, government relations and ESG initiatives. Mr. Fulton also serves as Chairman of the Board of Directors for the Tim Hortons Foundation. Prior to joining RBI, Mr. Fulton held several positions with Canadian Tire Corporation (CTC) from November 2009 to March 2016, including Senior Vice President of Corporate Affairs, Chief Marketing Officer for FGL Sports and Mark's Work Warehouse, and President of FGL Sports. Previously, Mr. Fulton was Senior Partner and General Manager of Fleishman-Hilliard from April 2002 to November 2009. Prior to his agency experience, Mr. Fulton served as a communication advisor and spokesman for several political leaders, including former Canadian Prime Minister Jean Chrétien, Ontario Premier Dalton McGuinty and New Brunswick Premier Frank McKenna.
Jeff Housman. Mr. Housman was appointed Chief People & Services Officer of Restaurant Brands International Inc. in April 2021 and previously served as Chief Human Resources Officer beginning in February 2017 as well as Head of Global Business Services from January 2015 to January 2017. Mr. Housman joined the Burger King team in April 2013 serving in finance, real estate and business services roles. Prior to joining Burger King, Mr. Housman worked in investment banking at J.P. Morgan.
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

Item 2. Properties
Our corporate headquarters is located in Toronto, Ontario and consists of approximately 65,000 square feet which we lease. Our U.S. headquarters is located in Miami, Florida and consists of approximately 150,000 square feet which we lease. We also lease office property in Switzerland, Singapore and Jacksonville, Florida. Related to the TH business, we own six distribution centers, of which one is vacant and held for sale as of December 31, 2021, and own two manufacturing plants throughout Canada. In addition to our corporate headquarters in Toronto, Ontario, we lease one office in Canada and lease one manufacturing plant in the U.S.
As of December 31, 2021, our restaurant footprint was as follows:

	TH	BK	PLK	FHS	Total
Franchise Restaurants(1)
Sites owned by us and leased to franchisees	769	663	34	—	1,466
Sites leased by us and subleased to franchisees	2,819	740	44	—	3,603
Sites owned/leased directly by franchisees	1,699	17,793	3,586	1,175	24,253
Total franchise restaurant sites	5,287	19,196	3,664	1,175	29,322
Company Restaurants
Sites owned by us	—	16	10	—	26
Sites leased by us	4	35	31	38	108
Total company restaurant sites	4	51	41	38	134
Total system-wide restaurant sites	5,291	19,247	3,705	1,213	29,456
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
See Note 17, “Commitments and Contingencies,” to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for more information on certain legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Shares
Our common shares trade on the New York Stock Exchange (“NYSE”) and Toronto Stock Exchange (“TSX”) under the ticker symbol “QSR”. The Class B exchangeable limited partnership units of Partnership (the “Partnership exchangeable units”) trade on the TSX under the ticker symbol “QSP”. As of February 15, 2022, there were 21,441 holders of record of our common shares.
Share Repurchases
Following are our monthly share repurchases for the fourth quarter of fiscal year 2021:

Period	Total Number of Shares Purchased	Total Dollar Value of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

October 1, 2021 - October 31, 2021	—	$—	$—	—	$818,163,854
November 1, 2021 - November 30, 2021	2,765,699	159,401,466	57.64	2,765,699	658,762,388
December 1, 2021 - December 31, 2021	3,638,387	209,333,668	57.53	3,638,387	449,428,720
	6,404,086	$368,735,134		6,404,086

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
Dividend Policy
On February 15, 2022, we announced that the board of directors had declared a cash dividend of $0.54 per common share for the first quarter of 2022. The dividend will be paid on April 6, 2022 to common shareholders of record on March 23, 2022. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.54 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
We are targeting a total of $2.16 in declared dividends per common share and distributions in respect of each Partnership exchangeable unit for 2022.
Although our board of directors declared a cash dividend on our common shares for each quarter of 2021 and for the first quarter of 2022, any future dividends on our common shares will be determined at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, including the terms of the agreements governing our debt and any future indebtedness we may incur, restrictions imposed by applicable law and other factors that our board of directors deems relevant. Although we are targeting a total of $2.16 in declared dividends per common share and Partnership exchangeable unit for 2022, there is no assurance that we will achieve our target total dividend for 2022 and satisfy our debt service and other obligations.

Issuer Purchases of Equity Securities
During 2021, Partnership received exchange notices representing 10,119,880 Partnership exchangeable units, including 276,478 during the fourth quarter of 2021. Pursuant to the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging the Partnership exchangeable units for the same number of our newly issued common shares. During 2020, Partnership received exchange notices representing 10,393,861 Partnership exchangeable units. Pursuant to the terms of the partnership agreement, Partnership satisfied the exchange notices by repurchasing 6,757,692 Partnership exchangeable units for approximately $380 million in cash and exchanging the remaining Partnership exchangeable units for the same number of our newly issued common shares. During 2019, Partnership received exchange notices representing 42,016,392 Partnership exchangeable units and satisfied the exchange notices by exchanging the Partnership exchangeable units for the same number of newly issued common shares. Pursuant to the terms of the partnership agreement, the purchase price for the Partnership exchangeable units was based on the weighted average trading price of our common shares on the NYSE for the 20 consecutive trading days ending on the last business day prior to the exchange date. Upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was automatically deemed cancelled concurrently with such exchange.
Stock Performance Graph
The following graph shows the Company’s cumulative shareholder returns over the period from December 31, 2016 to December 31, 2021. The graph depicts the total return to shareholders from December 31, 2016 through December 31, 2021, relative to the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s Restaurant Index, a peer group. The graph assumes an investment of $100 in the Company's common stock and each index on December 31, 2016 and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Restaurant Brands International (NYSE)	$100	$131	$115	$144	$143	$147
S&P 500 Index	$100	$122	$116	$153	$181	$233
S&P Restaurant Index	$100	$126	$139	$173	$203	$251

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with our audited Consolidated Financial Statements and the related notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report for the year ended December 31, 2021 (our “Annual Report”).
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
Overview
We are a Canadian corporation that serves as the indirect holding company for Tim Hortons, Burger King, Popeyes and Firehouse Subs, which we acquired on December 15, 2021, and their consolidated subsidiaries. We are one of the world’s largest quick service restaurant (“QSR”) companies with over $35 billion in annual system-wide sales and over 29,000 restaurants in more than 100 countries as of December 31, 2021. Our Tim Hortons®, Burger King®, Popeyes® and Firehouse Subs® brands have similar franchise business models with complementary daypart mixes and product platforms. Our four iconic brands are managed independently while benefiting from global scale and sharing of best practices.
Tim Hortons restaurants are quick service restaurants with a menu that includes premium blend coffee, tea, espresso-based hot and cold specialty drinks, fresh baked goods, including donuts, Timbits®, bagels, muffins, cookies and pastries, grilled paninis, classic sandwiches, wraps, soups, and more. Burger King restaurants are quick service restaurants that feature flame-grilled hamburgers, chicken, and other specialty sandwiches, french fries, soft drinks, and other affordably-priced food items. Popeyes restaurants are quick service restaurants featuring a unique “Louisiana” style menu that includes fried chicken, fried shrimp, and other seafood, red beans and rice, and other regional items. Firehouse Subs restaurants are quick service restaurants featuring hot and hearty subs piled high with quality meats and cheese as well as chopped salads, chili and soups, signature and other sides, soft drinks and local specialties.
Commencing upon the acquisition of Firehouse Subs, we have four operating and reportable segments: (1) Tim Hortons (“TH”); (2) Burger King (“BK”); (3) Popeyes Louisiana Kitchen (“PLK”); and (4) Firehouse Subs (“FHS”). Our business generates revenue from the following sources: (i) franchise and advertising revenues, consisting primarily of royalties and advertising fund contributions based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (ii) property revenues from properties we lease or sublease to franchisees; and (iii) sales at restaurants owned by us (“Company restaurants”). In addition, our TH business generates revenue from sales to franchisees related to our supply chain operations, including manufacturing, procurement, warehousing, and distribution, as well as sales to retailers.

Firehouse Acquisition
As described in Note 3 to the accompanying consolidated financial statements, on December 15, 2021, we completed the acquisition of Firehouse Subs for total consideration of approximately $1,033 million (the “Firehouse Acquisition”), subject to post-closing adjustments. FHS revenues, expenses and segment income for the period from the acquisition date of December 15, 2021 through December 26, 2021, the fiscal year end for FHS, are included in our consolidated statement of operations for 2021.
COVID-19
The global crisis resulting from the spread of coronavirus (“COVID-19”) impacted our global restaurant operations for the twelve months ended December 31, 2021 and 2020.
While the impact of COVID-19 on system-wide sales growth, system-wide sales, comparable sales and net restaurant growth was significant for the twelve months ended December 31, 2020, in the 2021 period these metrics were affected to a lesser extent, with variations among brands and regions. During 2020 and 2021, substantially all TH, BK and PLK restaurants remained open, some with limited operations, such as drive-thru, takeout and delivery (where applicable), reduced, if any, dine-in capacity, and/or restrictions on hours of operation. Certain markets periodically required temporary closures while implementing government mandated lockdown orders. While most regions have eased restrictions since the initial lockdowns, increases in cases and new variants have caused certain markets to re-impose temporary restrictions as a result of government mandates. We expect local conditions to continue to dictate limitations on restaurant operations, capacity, and hours of operation.
During the twelve months ended December 31, 2021, COVID-19 contributed to labor challenges, which in some regions resulted in reduced operating hours and service modes at select restaurants as well as supply chain pressures.
With the pandemic affecting consumer behavior, the importance of digital sales, including delivery, has grown. We expect to continue to support enhancements of our digital and marketing capabilities. While we do not know the full future impact COVID-19 will have on our business, we expect to see a continued impact from COVID-19 on our results in 2022.
Operating Metrics
We evaluate our restaurants and assess our business based on the following operating metrics:
•System-wide sales growth refers to the percentage change in sales at all franchise restaurants and Company restaurants (referred to as system-wide sales) in one period from the same period in the prior year.
•Comparable sales refers to the percentage change in restaurant sales in one period from the same prior year period for restaurants that have been open for 13 months or longer for TH, BK and FHS and 17 months or longer for PLK. Additionally, if a restaurant is closed for a significant portion of a month, the restaurant is excluded from the monthly comparable sales calculation.
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

Results of Operations
Tabular amounts in millions of U.S. dollars unless noted otherwise. Segment income may not calculate exactly due to rounding.

				2021 vs. 2020			2020 vs. 2019
Consolidated	2021	2020	2019	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$2,378	$2,013	$2,362	$365	$108	$257	$(349)	$(20)	$(329)
Franchise and property revenues	2,452	2,121	2,381	331	55	276	(260)	(26)	(234)
Advertising revenues	909	834	860	75	13	62	(26)	(3)	(23)
Total revenues	5,739	4,968	5,603	771	176	595	(635)	(49)	(586)
Operating costs and expenses:
Cost of sales	1,890	1,610	1,813	(280)	(86)	(194)	203	15	188
Franchise and property expenses	489	515	533	26	(22)	48	18	3	15
Advertising expenses	962	870	865	(92)	(14)	(78)	(5)	3	(8)
General and administrative expenses	508	407	406	(101)	(9)	(92)	(1)	—	(1)
(Income) loss from equity method investments	4	39	(11)	35	—	35	(50)	—	(50)
Other operating expenses (income), net	7	105	(10)	98	1	97	(115)	(1)	(114)
Total operating costs and expenses	3,860	3,546	3,596	(314)	(130)	(184)	50	20	30
Income from operations	1,879	1,422	2,007	457	46	411	(585)	(29)	(556)
Interest expense, net	505	508	532	3	(1)	4	24	—	24
Loss on early extinguishment of debt	11	98	23	87	—	87	(75)	—	(75)
Income before income taxes	1,363	816	1,452	547	45	502	(636)	(29)	(607)
Income tax expense	110	66	341	(44)	1	(45)	275	(3)	278
Net income	$1,253	$750	$1,111	$503	$46	$457	$(361)	$(32)	$(329)
(a)We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

				2021 vs. 2020			2020 vs. 2019
TH Segment	2021	2020	2019	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$2,249	$1,876	$2,204	$373	$108	$265	$(328)	$(20)	$(308)
Franchise and property revenues	864	745	908	119	44	75	(163)	(8)	(155)
Advertising revenues	229	189	232	40	11	29	(43)	(2)	(41)
Total revenues	3,342	2,810	3,344	532	163	369	(534)	(30)	(504)
Cost of sales	1,765	1,484	1,677	(281)	(86)	(195)	193	15	178
Franchise and property expenses	337	328	351	(9)	(20)	11	23	3	20
Advertising expenses	277	204	232	(73)	(12)	(61)	28	2	26
Segment G&A	110	93	84	(17)	(4)	(13)	(9)	1	(10)
Segment depreciation and amortization (b)	126	113	106	(13)	(6)	(7)	(7)	1	(8)
Segment income (c)	997	823	1,122	174	47	127	(299)	(10)	(289)

(b)Segment depreciation and amortization consists of depreciation and amortization included in cost of sales and franchise and property expenses.
(c)TH segment income includes $17 million, $9 million and $16 million of cash distributions received from equity method investments for 2021, 2020 and 2019, respectively.

				2021 vs. 2020			2020 vs. 2019
BK Segment	2021	2020	2019	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$64	$64	$76	$—	$—	$—	$(12)	$—	$(12)
Franchise and property revenues	1,301	1,113	1,249	188	11	177	(136)	(17)	(119)
Advertising revenues	448	425	452	23	2	21	(27)	(1)	(26)
Total revenues	1,813	1,602	1,777	211	13	198	(175)	(18)	(157)
Cost of sales	66	65	71	(1)	—	(1)	6	—	6
Franchise and property expenses	142	176	168	34	(2)	36	(8)	—	(8)
Advertising expenses	450	442	454	(8)	(2)	(6)	12	1	11
Segment G&A	185	146	146	(39)	(1)	(38)	—	—	—
Segment depreciation and amortization (b)	48	49	49	1	—	1	—	—	—
Segment income (d)	1,021	823	994	198	8	190	(171)	(17)	(154)
(d)BK segment income includes $4 million and $6 million of cash distributions received from equity method investments for 2021 and 2019, respectively. No significant cash distributions were received from equity method investments in 2020.

				2021 vs. 2020			2020 vs. 2019
PLK Segment	2021	2020	2019	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$64	$73	$82	$(9)	$—	$(9)	$(9)	$—	$(9)
Franchise and property revenues	283	263	224	20	—	20	39	(1)	40
Advertising revenues	232	220	176	12	—	12	44	—	44
Total revenues	579	556	482	23	—	23	74	(1)	75
Cost of sales	58	61	65	3	—	3	4	—	4
Franchise and property expenses	9	11	14	2	—	2	3	—	3
Advertising expenses	235	224	179	(11)	—	(11)	(45)	—	(45)
Segment G&A	56	49	46	(7)	—	(7)	(3)	—	(3)
Segment depreciation and amortization (b)	7	8	11	1	—	1	3	—	3
Segment income	228	218	188	10	—	10	30	(1)	31

The following table presents our operating metrics for each of the periods indicated, which have been derived from our internal records. We evaluate our restaurants and assess our business based on these operating metrics. These metrics may differ from those used by other companies in our industry who may define these metrics differently.

	2021	2020	2019
System-wide sales growth
Tim Hortons	12.5%	(17.5)%	(0.3)%
Burger King	15.9%	(11.1)%	9.3%
Popeyes	7.3%	17.7%	18.5%
Consolidated (a)	13.8%	(8.6)%	8.3%
Firehouse Subs (b)	25.1%	1.8%	6.0%
System-wide sales ($ in millions)
Tim Hortons	$6,526	$5,488	$6,716
Burger King	$23,450	$20,038	$22,921
Popeyes	$5,519	$5,143	$4,397
Consolidated (a)	$35,495	$30,669	$34,034
Firehouse Subs (b)	$1,091	$872	$856
Comparable sales
Tim Hortons	10.6%	(15.7)%	(1.5)%
Burger King	9.3%	(7.9)%	3.4%
Popeyes	(0.4)%	13.8%	12.1%
Firehouse Subs (b)	20.9%	(0.2)%	1.0%
Net restaurant growth
Tim Hortons	6.9%	0.3%	1.8%
Burger King	3.3%	(1.1)%	5.9%
Popeyes	7.4%	4.1%	6.9%
Consolidated (a)	4.5%	(0.2)%	5.2%
Firehouse Subs (b)	1.6%	0.7%	2.7%
System Restaurant count
Tim Hortons	5,291	4,949	4,932
Burger King	19,247	18,625	18,838
Popeyes	3,705	3,451	3,316
Firehouse Subs	1,213	—	—
Consolidated	29,456	27,025	27,086
Firehouse Subs (b)	—	1,194	1,186
(a) Consolidated system-wide sales growth, consolidated system-wide sales and consolidated net restaurant growth do not include the results of Firehouse Subs for all of the periods presented.
(b) Firehouse Subs figures are shown for informational purposes only, consistent with its fiscal calendar.
Comparable Sales
For TH and BK, restaurant operations were less impacted by COVID-19 during 2021 than in 2020, resulting in significant increases in system-wide sales growth and comparable sales during 2021. PLK was not significantly impacted by COVID-19 during 2021 and 2020.
TH comparable sales were 10.6% during 2021, including Canada comparable sales of 10.8%.
BK comparable sales were 9.3% during 2021, including rest of the world comparable sales of 13.6% and U.S. comparable sales of 4.7%.
PLK comparable sales were (0.4)% during 2021, including U.S. comparable sales of (2.0)%.

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
During 2021, the increase in sales was driven by an increase of $265 million in our TH segment, a favorable FX Impact of $108 million, and $1 million from the FHS acquisition, partially offset by a decrease of $9 million in our PLK segment. The increase in our TH segment was driven by an increase in supply chain sales due to an increase in system-wide sales and an increase in sales to retailers.
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
During 2021, the increase in cost of sales was primarily driven by an increase of $195 million in our TH segment, an unfavorable FX Impact of $86 million, and $1 million from the FHS acquisition, partially offset by a decrease of $3 million in our PLK segment. The increase in our TH segment was driven by an increase in supply chain sales and an increase in sales to retailers, partially offset by a decrease in bad debt expense.
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
During 2021, the increase in franchise and property revenues was driven by an increase of $177 million in our BK segment, an increase of $75 million in our TH segment, an increase of $20 million in our PLK segment, $4 million from the FHS acquisition, and a favorable FX Impact of $55 million. The increases were primarily driven by increases in royalties in our BK, TH and PLK segments, and increases in rent in our TH segment, as a result of increases in system-wide sales and decreases in rent relief provided to eligible franchisees.
During 2020, the decrease in franchise and property revenues was driven by a decrease of $155 million in our TH segment, a decrease of $119 million in our BK segment, and a $26 million unfavorable FX Impact, partially offset by an increase of $40 million in our PLK segment. The decrease in our TH segment was primarily driven by decreases in royalties and rent from decreases in system-wide sales and rent relief provided to eligible franchisees during the period. The decrease in our BK segment was primarily driven by a decrease in royalties as a result of a decrease in system-wide sales. The increase in our PLK segment was primarily driven by an increase in royalties as a result of an increase in system-wide sales.
During 2021, the decrease in franchise and property expenses was driven by a decrease of $36 million in our BK segment, a decrease of $11 million in our TH segment, and a decrease of $2 million in our PLK segment, partially offset by an unfavorable FX Impact of $22 million and $1 million from the FHS acquisition. The decrease in our BK segment was primarily related to bad debt recoveries in the current year compared to bad debt expense in the prior year.

During 2020, the decrease in franchise and property expenses was driven by a decrease of $20 million in our TH segment, a decrease of $3 million in our PLK segment and a $3 million favorable FX Impact, partially offset by an increase of $8 million in our BK segment. Overall, the decrease was driven by a decrease in property expenses partially offset by an increase in bad debt expense.
Advertising
Advertising revenues consist primarily of advertising contributions earned on franchise sales and are based on a percentage of system-wide sales and intended to fund advertising expenses. Advertising expenses consist primarily of expenses relating to marketing, advertising and promotion, including market research, production, advertising costs, sales promotions, social media campaigns, technology initiatives, depreciation and amortization and other related support functions for the respective brands. We generally manage advertising expenses to equal advertising revenues in the long term, however in some periods there may be a mismatch in the timing of revenues and expense.
During 2021, the increase in advertising revenues was driven by an increase of $29 million in our TH segment, an increase of $21 million in our BK segment, an increase of $12 million in our PLK segment and a favorable FX Impact of $13 million. The increases in all of our segments were primarily driven by increases in system-wide sales.
During 2020, the decrease in advertising revenues was driven by a decrease of $41 million in our TH segment, a decrease of $26 million in our BK segment, and an unfavorable FX Impact of $3 million, partially offset by an increase of $44 million in our PLK segment. The decreases in our TH and BK segments were primarily driven by decreases in system-wide sales. The increase in our PLK segment was primarily driven by an increase in system-wide sales.
During 2021, the increase in advertising expenses was driven by an increase of $61 million in our TH segment, an increase of $11 million in our PLK segment, an increase of $6 million in our BK segment, and an unfavorable FX Impact of $14 million. The increase in all of our segments was primarily driven by an increase in advertising revenues, and for our TH segment, also driven by our support behind the marketing program in Canada.
During 2020, the increase in advertising expenses was driven by an increase of $45 million in our PLK segment, partially offset by a decrease of $26 million in our TH segment, a decrease of $11 million in our BK segment, and a favorable FX Impact of $3 million. The increase in our PLK segment was driven by the increase in advertising revenues. The decrease in our TH and BK segments was primarily driven by a decrease in advertising revenues.
General and Administrative Expenses
Our general and administrative expenses were comprised of the following:

				2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$	%	$	%
				Favorable / (Unfavorable)
TH Segment G&A	$110	$93	$84	$(17)	(18.3)%	$(9)	(10.7)%
BK Segment G&A	185	146	146	(39)	(26.7)%	—	—%
PLK Segment G&A	56	49	46	(7)	(14.3)%	(3)	(6.5)%
FHS Segment G&A	1	—	—	(1)	NM	—	—%
Share-based compensation and non-cash incentive compensation expense	102	84	74	(18)	(21.4)%	(10)	(13.5)%
Depreciation and amortization	20	19	19	(1)	(5.3)%	—	—%
FHS Transaction costs	18	—	—	(18)	NM	—	—%
Corporate restructuring and tax advisory fees	16	16	31	—	—%	15	48.4%
Office centralization and relocation costs	—	—	6	—	—%	6	100.0%
General and administrative expenses	$508	$407	$406	$(101)	(24.8)%	$(1)	(0.2)%
NM - Not meaningful

Segment general and administrative expenses (“Segment G&A”) consist primarily of salary and employee-related costs for non-restaurant employees, professional fees, information technology systems, digital initiatives including consumer and restaurant technology, and general overhead for our corporate offices. Segment G&A excludes share-based compensation and non-cash incentive compensation expense, depreciation and amortization, FHS Transaction costs, Corporate restructuring and tax advisory fees and Office centralization and relocation costs.
During 2021, the increase in Segment G&A for all segments was primarily driven by higher salary and employee-related costs for non-restaurant employees, largely a result of hiring across a number of key areas, and ongoing investments in digital and technology. In addition, the year over year change in Segment G&A at TH and BK was impacted by unfavorable FX movements.
During 2020, the increase in Segment G&A for our TH and PLK segments was primarily driven by higher salary and employee-related costs for non-restaurant employees.
During 2021 and 2020, the increases in share-based compensation and non-cash incentive compensation expense were primarily due to an increase in equity awards granted.
During 2021, in connection with the Firehouse Acquisition, we incurred certain non-recurring fees and expenses (“FHS Transaction costs”) consisting of professional fees and compensation related expenses. We expect to incur additional FHS Transaction costs during 2022.
In connection with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movement within our structure, including services related to significant tax reform legislation, regulations and related restructuring initiatives, we incurred expenses primarily from professional advisory and consulting services (“Corporate restructuring and tax advisory fees”). We expect to incur additional Corporate restructuring and tax advisory fees in 2022.
In connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively, we incurred certain non-operational expenses (“Office centralization and relocation costs”) totaling $6 million during 2019 consisting primarily of moving costs and relocation-driven compensation expenses which are classified as selling, general and administrative expenses in the consolidated statement of operations. We did not incur any Office centralization and relocation costs during 2021 and 2020.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees, and basis difference amortization.
The change in (income) loss from equity method investments during 2021 was primarily driven by a decrease in equity method investment net losses that we recognized during the current year.
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
Other Operating Expenses (Income), net
Our other operating expenses (income), net were comprised of the following:

	2021	2020	2019
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$2	$6	$7
Litigation settlements and reserves, net	81	7	2
Net losses (gains) on foreign exchange	(76)	100	(15)
Other, net	—	(8)	(4)
Other operating expenses (income), net	$7	$105	$(10)

Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
Litigation settlements and reserves, net primarily reflects accruals and payments made and proceeds received in connection with litigation and arbitration matters and other business disputes.
In early 2022, we entered into negotiations to resolve business disputes that arose during 2021 with counterparties to the master franchise agreements for Burger King and Popeyes in China. Based on these discussions, we expect to agree to pay approximately $100 million in 2022, including $72 million that is included in Litigation settlements and reserves, net for 2021. Remaining amounts primarily will be recorded as an equity method investment when made.
Net losses (gains) on foreign exchange are primarily related to revaluation of foreign denominated assets and liabilities.
Interest Expense, net

	2021	2020	2019
Interest expense, net	$505	$508	$532
Weighted average interest rate on long-term debt	4.2%	4.4%	5.0%
During 2021, interest expense, net was consistent year-over-year.
During 2020, interest expense, net decreased primarily due to a decrease in the weighted average interest rate driven by the decrease in interest rates, the 2019 refinancing of our senior secured debt and the 2020 refinancing of a portion of our senior notes, partially offset by an increase in long-term debt.
Loss on Early Extinguishment of Debt
During 2021, we recorded a loss on early extinguishment of debt of $11 million that primarily reflects the payment of redemption premiums and the write-off of unamortized debt issuance costs in connection with the redemption of the remaining $775 million principal amount outstanding of 4.25% first lien notes due May 15, 2024.
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
During 2019, we recorded a $23 million loss on early extinguishment of debt that primarily reflects the write-off of unamortized debt issuance costs and discounts and fees incurred with the redemption of the entire outstanding principal balance of the $1,250 million of 4.625% first lien secured notes due January 15, 2022, the partial principal amount prepayments of our existing senior secured term loan and the refinancing of our existing senior secured term loan.
Income Tax Expense
Our effective tax rate was 8.1% in 2021 and 8.0% in 2020. The effective tax rate for 2021 includes a net decrease in tax reserves of $101 million related primarily to expiring statutes of limitations for certain prior tax years which decreased the effective tax rate by 7.4%. The effective tax rate for 2020 reflects a $105 million increase in deferred tax assets, consisting of $64 million related to the analysis of final guidance regarding a tax attribute carryfoward affected by the Tax Cuts and Jobs Act (the “Tax Act”) received during 2020 and $41 million related to Swiss tax reform. This increase in deferred tax assets reduced the effective tax rate by 12.9% during 2020. The effective tax rate for 2021 and 2020 also reflects the impact of increased taxable income in 2021 compared to 2020 as well as changes in our relative mix of income from multiple tax jurisdictions.
Our effective tax rate was 8.0% in 2020 and 23.5% in 2019. The effective tax rate for 2020 reflects a $105 million increase in deferred tax assets, consisting of $64 million related to the analysis of final guidance regarding a tax attribute carryfoward affected by the Tax Act received during 2020 and $41 million related to Swiss tax reform. This increase in deferred tax assets reduced the effective tax rate by 12.9% during 2020. The effective tax rate for 2019 reflects a $37 million income tax expense provision adjustment related to a prior restructuring transaction not applicable to ongoing operations which increased the effective tax rate by 2.5%.

Net Income
We reported net income of $1,253 million for 2021 compared to net income of $750 million for 2020. The increase in net income is primarily due to a $198 million increase in BK segment income, a $174 million increase in TH segment income, a $98 million decrease in other operating expenses (income), net, an $87 million decrease in loss on early extinguishment of debt, a $23 million favorable change from the impact of equity method investments, and a $10 million increase in PLK segment income. These factors were partially offset by a $44 million increase in income tax expense, an $18 million increase in share-based compensation and non-cash incentive compensation expense, $18 million of FHS Transaction costs, and a $12 million increase in depreciation and amortization. Amounts above include a total favorable FX Impact to net income of $46 million.
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
Non-GAAP Reconciliations
The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. These non-GAAP measures do not have a standardized meaning under U.S. GAAP and may differ from similar captioned measures of other companies in our industry. We believe that these non-GAAP measures are useful to investors in assessing our operating performance, as they provide them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing these non-GAAP measures, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. EBITDA is defined as earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax (benefit) expense, and depreciation and amortization and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA excluding (i) the non-cash impact of share-based compensation and non-cash incentive compensation expense, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, this included (i) non-recurring fees and expense incurred in connection with the Firehouse Subs acquisition consisting of professional fees and compensation related expenses; (ii) costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements, including services related to significant tax reform legislation, regulations and related restructuring initiatives; and (iii) costs incurred in connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively. Management believes that these types of expenses are either not related to our underlying profitability drivers or not likely to re-occur in the foreseeable future and the varied timing, size and nature of these projects may cause volatility in our results unrelated to the performance of our core business that does not reflect trends of our core operations.

Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. Adjusted EBITDA, as defined above, also represents our measure of segment income for each of our four operating segments.

	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
				Favorable / (Unfavorable)
Segment income:
TH	$997	$823	$1,122	$174	$(299)
BK	1,021	823	994	198	(171)
PLK	228	218	188	10	30
FHS	2	—	—	2	—
Adjusted EBITDA	2,248	1,864	2,304	384	(440)
Share-based compensation and non-cash incentive compensation expense	102	84	74	(18)	(10)
FHS Transaction costs	18	—	—	(18)	—
Corporate restructuring and tax advisory fees	16	16	31	—	15
Office centralization and relocation costs	—	—	6	—	6
Impact of equity method investments (a)	25	48	11	23	(37)
Other operating expenses (income), net	7	105	(10)	98	(115)
EBITDA	2,080	1,611	2,192	469	(581)
Depreciation and amortization	201	189	185	(12)	(4)
Income from operations	1,879	1,422	2,007	457	(585)
Interest expense, net	505	508	532	3	24
Loss on early extinguishment of debt	11	98	23	87	(75)
Income tax expense	110	66	341	(44)	275
Net income	$1,253	$750	$1,111	$503	$(361)
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.
The increase in Adjusted EBITDA for 2021 reflects the increases in segment income in our TH, BK and PLK segments and the acquisition of FHS and includes a favorable FX Impact of $55 million. Segment income in our TH and BK segments for 2021 includes a decrease of $11 million related to the net impact of corporate marketing support in TH Canada, in addition to the timing of advertising revenues and expenses.
The decrease in Adjusted EBITDA for 2020 reflects the decreases in segment income in our TH and BK segments, partially offset by an increase in segment income in our PLK segment, and includes an unfavorable FX Impact of $28 million. Segment income in our TH and BK segments for 2020 includes a decrease of $24 million related to the timing of advertising revenues and expenses.
The increase in EBITDA for 2021 is primarily due to increases in segment income in our TH, BK and PLK segments and the acquisition of FHS, a decrease in other operating expenses (income), net, and a favorable change from the impact of equity method investments, partially offset by FHS Transaction costs and an increase in share-based compensation and non-cash incentive compensation expense. The increase in EBITDA includes a favorable FX Impact of $53 million.
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

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility (as defined below). We have used, and may in the future use, our liquidity to make required interest and/or principal payments, to repurchase our common shares, to repurchase Class B exchangeable limited partnership units of Partnership (“Partnership exchangeable units”), to voluntarily prepay and repurchase our or one of our affiliate’s outstanding debt, to fund acquisitions such as the Firehouse Acquisition and other investing activities, such as capital expenditures and joint ventures, and to pay dividends on our common shares and make distributions on the Partnership exchangeable units. As a result of our borrowings, we are highly leveraged. Our liquidity requirements are significant, primarily due to debt service requirements.
At December 31, 2021, we had cash and cash equivalents of $1,087 million. In addition, at December 31, 2021, we had borrowing availability of $998 million under our Revolving Credit Facility (defined below).
On July 6, 2021, two of our subsidiaries (the “Borrowers”) issued $800 million of 3.875% first lien senior secured notes due January 15, 2028 (the “Additional Notes”). No principal payments are due until maturity and interest is paid semi-annually. The Additional Notes were issued as additional notes under the indenture, dated as of September 24, 2019, (the “3.875% Senior Notes Indenture”) pursuant to which the Borrowers previously issued $750 million in aggregate principal amount of 3.875% first lien senior secured notes due January 15, 2028 during 2019 (the “2019 3.875% First Lien Senior Notes” and together with the Additional Notes, the “3.875% First Lien Senior Notes due 2028”). The Additional Notes are treated as a single series with the 2019 3.875% First Lien Senior Notes and have the same terms for all purposes under the 3.875% Senior Notes Indenture, including waivers, amendments, redemptions and offers to purchase. The Additional Notes were priced at 100.250% of their face value. The net proceeds from the offering of the Additional Notes were used to redeem the remaining $775 million principal amount outstanding of the 4.25% first lien senior notes on July 15, 2021, plus any accrued and unpaid interest thereon, and pay related redemption premiums, fees and expenses.
On December 13, 2021, the Borrowers entered into a fifth incremental facility amendment and a sixth amendment (the “2021 Amendment”) to the credit agreement governing our senior secured term loan A facility (the “Term Loan A”), our senior secured term loan B facility (the “Term Loan B” and together with the Term Loan A the “Term Loan Facilities”) and our $1,000 million senior secured revolving credit facility (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “Credit Facilities”). The 2021 Amendment increased the existing Term Loan A to $1,250 million and extended the maturity date of the Term Loan A and Revolving Credit Facility from October 7, 2024 to December 13, 2026 (subject to earlier maturity in specified circumstances). The security and guarantees under the Revolving Credit Facility and Term Loan A will be the same as those under the existing facilities. The proceeds from the increase in the Term Loan A were used with cash on hand to complete the Firehouse Acquisition.
Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
During 2021, we spent C$80 million to support increased advertising and digital advancements at the TH business and supplement advertising fund amounts contributed by franchisees.
In early 2022, we entered into negotiations to resolve business disputes that arose during 2021 with counterparties to the master franchise agreements for Burger King and Popeyes in China. Based on these discussions, we expect to agree to pay approximately $100 million in 2022, $72 million of which was recorded as Litigation settlements and reserves, net for 2021. The majority of this amount relates to Popeyes and is expected to resolve our disputes and allow us to move forward in the market with a new master franchisee. Additionally, this agreement will provide for us and our partner to make equity contributions to the Burger King business in China. We believe the agreement will position both the Popeyes and Burger King brands to accelerate growth in China in the upcoming years.
On July 28, 2021, our board of directors approved a share repurchase authorization that allows us to purchase up to $1,000 million of our common shares until August 10, 2023. On August 6, 2021, we announced that the Toronto Stock Exchange (the “TSX”) had accepted the notice of our intention to renew the normal course issuer bid. Under this normal course issuer bid, we are permitted to repurchase up to 30,382,519 common shares for the 12-month period commencing on August 10, 2021 and ending on August 9, 2022, or earlier if we complete the repurchases prior to such date. Share repurchases under the normal course issuer bid will be made through the facilities of the TSX, the New York Stock Exchange (the “NYSE”) and/

or other exchanges and alternative Canadian or foreign trading systems, if eligible, or by such other means as may be permitted by the TSX and/or the NYSE under applicable law. Shareholders may obtain a copy of the prior notice, free of charge, by contacting us. During 2021, we repurchased and cancelled 9,247,648 RBI common shares on the open market for $551 million and as of December 31, 2021 had $449 million remaining under the authorization. Repurchases under the Company’s authorization will be made in the open market or through privately negotiated transactions.
We generally provide applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of cash associated with unremitted earnings. We will continue to monitor our plans for such cash and related foreign earnings but our expectation is to continue to provide taxes on unremitted earnings that we expect to distribute.
Debt Instruments and Debt Service Requirements
As of December 31, 2021, our long-term debt consists primarily of borrowings under our Credit Facilities (defined above), amounts outstanding under our 3.875% First Lien Senior Notes due 2028 (as defined above), 5.75% First Lien Senior Notes due 2025, 3.50% First Lien Senior Notes due 2029, 4.375% Second Lien Senior Notes due 2028, 4.00% Second Lien Senior Notes due 2030 and TH Facility (each as defined below), and obligations under finance leases. For further information about our long-term debt, see Note 9 to the accompanying consolidated financial statements included in Part II, Item 8 "Financial Statements and Supplementary Data” of our Annual Report.
Credit Facilities
As of December 31, 2021, there was $6,493 million outstanding principal amount under our Term Loan Facilities with a weighted average interest rate of 1.77%. Based on the amounts outstanding under the Term Loan Facilities and LIBOR/SOFR (Secured Overnight Financing Rate) as of December 31, 2021, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $119 million in interest payments and $54 million in principal payments. In addition, based on LIBOR as of December 31, 2021, net cash settlements that we expect to pay on our $4,000 million interest rate swaps are estimated to be approximately $55 million for the next twelve months. The Term Loan A matures on December 13, 2026 and the Term Loan B matures on November 19, 2026, and we may prepay the Term Loan Facilities in whole or in part at any time. Additionally, subject to certain exceptions, the Term Loan Facilities may be subject to mandatory prepayments using (i) proceeds from non-ordinary course asset dispositions, (ii) proceeds from certain incurrences of debt or (iii) a portion of our annual excess cash flows based upon certain leverage ratios.
As of December 31, 2021, we had no amounts outstanding under our Revolving Credit Facility (including revolving loans, swingline loans and letters of credit), had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $998 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. We are also required to pay (i) letters of credit fees on the aggregate face amounts of outstanding letters of credit plus a fronting fee to the issuing bank and (ii) administration fees. The interest rate applicable to amounts drawn under each letter of credit ranges from 0.75% to 1.50%, depending on our net first lien leverage ratio.
On April 2, 2020, the Borrowers entered into a fifth amendment (the “Fifth Amendment”) to the credit agreement (the “Credit Agreement”) governing our Term Loan Facilities and Revolving Credit Facility. The Fifth Amendment provided the Borrowers with the option to comply with a $1,000 million minimum liquidity covenant in lieu of the 6.50:1.00 net first lien senior secured leverage ratio financial maintenance covenant for the period after June 30, 2020 and prior to September 30, 2021. Additionally, for the periods ending September 30, 2021 and December 31, 2021, to determine compliance with the net first lien senior secured leverage ratio, we were permitted to annualize the Adjusted EBITDA (as defined in the Credit Agreement) for the three months ending September 30, 2021 and six months ending December 31, 2021, respectively, in lieu of calculating the ratio based on Adjusted EBITDA for the prior four quarters. There were no other material changes to the terms of the Credit Agreement.
The 2021 Amendment amended the interest rate applicable to the Revolving Credit Facility and the Term Loan A to incorporate SOFR. The interest rate applicable to borrowings under our Term Loan A and Revolving Credit Facility is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (ii) Adjusted Term SOFR (Adjusted Term SOFR is calculated as Term SOFR plus a 0.10% adjustment), subject to a floor of 0.00%, plus an applicable margin varying between 0.75% to 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid. The interest rate applicable to borrowings under our Term Loan B is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75% or (ii) a Eurocurrency rate, subject to a floor of 0.00%, plus an applicable margin of 1.75%.
Obligations under the Credit Facilities are guaranteed on a senior secured basis, jointly and severally, by the direct parent company of one of the Borrowers and substantially all of its Canadian and U.S. subsidiaries, including The TDL Group Corp., Burger King Corporation, Popeyes Louisiana Kitchen, Inc., FRG, LLC and substantially all of their respective Canadian and U.S. subsidiaries (the “Credit Guarantors”). Amounts borrowed under the Credit Facilities are secured on a first priority basis by a perfected security interest in substantially all of the present and future property (subject to certain exceptions) of each Borrower and Credit Guarantor.
Senior Notes
During 2019, the Borrowers entered into an indenture (the "4.375% Senior Notes Indenture") in connection with the issuance of $750 million of 4.375% second lien notes due January 15, 2028 (the “4.375% Second Lien Senior Notes due 2028”). No principal payments are due until maturity and interest is paid semi-annually.
During 2020, the Borrowers entered into an indenture (the “5.75% Senior Notes Indenture”) in connection with the issuance of $500 million of 5.75% first lien notes due April 15, 2025 (the “5.75% First Lien Senior Notes due 2025”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 5.75% First Lien Senior Notes due 2025 were used for general corporate purposes.
During 2020, the Borrowers entered into an indenture (the “4.00% Senior Notes Indenture”) in connection with the issuance of $2,900 million of 4.00% second lien notes due October 15, 2030 (the “4.00% Second Lien Senior Notes due 2030”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 4.00% Second Lien Senior Notes due 2030 were used to redeem all of the $2,800 million 5.00% second lien senior notes (due October 15, 2025) and pay related redemption premiums, fees and expenses.
During 2020, the Borrowers entered into an indenture (the “3.50% Senior Notes Indenture” and together with the above indentures the “Senior Notes Indentures”) in connection with the issuance of $750 million in aggregate principal amount of 3.50% first lien notes due February 15, 2029 (the “3.50% First Lien Senior Notes due 2029”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 3.50% First Lien Senior Notes due 2029 were used to redeem $725 million of our 4.25% first lien notes due 2024 and pay related redemption premiums, fees and expenses.
The Borrowers may redeem a series of senior notes, in whole or in part, at any time prior to April 15, 2022 for the 5.75% First Lien Senior Notes, September 15, 2022 for the 3.875% First Lien Senior Notes, November 15, 2022 for the 4.375% Second Lien Senior Notes, February 15, 2024 for the 3.50% First Lien Senior Notes, and October 15, 2025 for the 4.00% Second Lien Senior Notes at a price equal to 100% of the principal amount redeemed plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, the Borrowers may redeem, in whole or in part, the 5.75% First Lien Senior Notes due 2025, 3.875% First Lien Senior Notes due 2028, 4.375% Second Lien Senior Notes due 2028, 3.50% First Lien Senior Notes due 2029 and 4.00% Second Lien Senior Notes due 2030 on or after the applicable date noted above, at the redemption prices set forth in the applicable Senior Notes Indenture. The Senior Notes Indentures also contain redemption provisions related to tender offers, change of control and equity offerings, among others.
Based on the amounts outstanding at December 31, 2021, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $264 million in interest payments.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of December 31, 2021, we had outstanding C$214 million under the TH Facility with a weighted average interest rate of 1.85%.
Based on the amounts outstanding under the TH Facility as of December 31, 2021, required debt service for the next twelve months is estimated to be approximately $3 million in interest payments and $9 million in principal payments.

Restrictions and Covenants
Our Credit Facilities and the Senior Notes Indentures contain a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability and the ability of certain of our subsidiaries to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make investments, loans and advances; pay or modify the terms of certain indebtedness; and engage in certain transactions with affiliates. The 2021 Amendment includes amendments to certain covenants to provide increased flexibility. In addition, under the Credit Facilities and subject to the provisions of the Fifth Amendment described above, the Borrowers are not permitted to exceed a net first lien senior secured leverage ratio of 6.50 to 1.00 when, as of the end of any fiscal quarter beginning with the first quarter of 2020, any amounts are outstanding under the Term Loan A and/or outstanding revolving loans, swingline loans and certain letters of credit exceed 30.0% of the commitments under the Revolving Credit Facility. As indicated above, the Fifth Amendment provided that for periods ending September 30, 2021 and December 31, 2021, to determine compliance with the net first lien senior secured leverage ratio, we are permitted to annualize the Adjusted EBITDA (as defined in the Credit Agreement) for the three months ending September 30, 2021 and six months ending December 31, 2021, respectively, in lieu of calculating the ratio based on Adjusted EBITDA for the prior four quarters.
The restrictions under the Credit Facilities and the Senior Notes Indentures have resulted in substantially all of our consolidated assets being restricted.
As of December 31, 2021, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility, and the Senior Notes Indentures, and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.
Cash Dividends
On January 5, 2022, we paid a dividend of $0.53 per common share and Partnership made a distribution in respect of each Partnership exchangeable unit in the amount of $0.53 per Partnership exchangeable unit.
On February 15, 2022, we announced that the board of directors had declared a quarterly cash dividend of $0.54 per common share for the first quarter of 2022, payable on April 6, 2022 to common shareholders of record on March 23, 2022. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.54 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
We are targeting a total of $2.16 in declared dividends per common share and distributions in respect of each Partnership exchangeable unit for 2022.
Because we are a holding company, our ability to pay cash dividends on our common shares may be limited by restrictions under our debt agreements. Although we do not have a formal dividend policy, our board of directors may, subject to compliance with the covenants contained in our debt agreements and other considerations, determine to pay dividends in the future.
Outstanding Security Data
As of February 15, 2022, we had outstanding 309,632,586 common shares and one special voting share. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of the Company, holders of our common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and our outstanding equity awards, see Note 14 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.
There were 144,978,558 Partnership exchangeable units outstanding as of February 15, 2022. Since December 12, 2015, the holders of Partnership exchangeable units have had the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership to determine to settle any such exchange for a cash payment in lieu of our common shares.

Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $1,726 million in 2021, compared to $921 million in 2020. The increase in cash provided by operating activities was driven by cash provided by working capital in the current year compared to cash used for working capital in the prior year, an increase in segment income in our TH, BK and PLK segments, and a decrease in interest and income tax payments.
Cash provided by operating activities was $921 million in 2020, compared to $1,476 million in 2019. The decrease in cash provided by operating activities was driven by a decrease in TH and BK segment income, an increase in cash used for working capital and an increase in income tax payments. These factors were partially offset by a decrease in interest payments, a decrease in tenant inducements paid to franchisees and an increase in PLK segment income.
Investing Activities
Cash used for investing activities was $1,103 million in 2021, compared to $79 million in 2020. The change in cash used for investing activities was primarily driven by the Firehouse Subs acquisition in 2021 and a decrease in proceeds from derivatives.
Cash used for investing activities was $79 million in 2020, compared to $30 million in 2019. The change in investing activities was driven by an increase in capital expenditures during 2020.
Financing Activities
Cash used for financing activities was $1,093 million in 2021, compared to $821 million in 2020. The change in cash used for financing activities was driven primarily by a decrease in proceeds from the issuance of debt and cash used to repurchase RBI common shares in the current year. These factors were partially offset by a decrease in repayments of debt and finance leases and the non-recurrence of the repurchase of Partnership exchangeable units in the prior year.
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
Contractual Obligations and Commitments
Our significant contractual obligations and commitments as of December 31, 2021 are shown in the following table.

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Credit Facilities, including interest (a)	$7,071	$174	$415	$6,482	$—
Senior Notes, including interest	8,324	264	530	979	6,551
Other long-term debt	179	12	32	135	—
Operating lease obligations (b)	1,529	197	359	298	675
Purchase commitments (c)	564	509	54	1	—
Finance lease obligations	498	52	98	86	262
Total	$18,165	$1,208	$1,488	$7,981	$7,488

(a)We have estimated our interest payments through the maturity of our Credit Facilities based on LIBOR and SOFR as of December 31, 2021.
(b)Operating lease payment obligations have not been reduced by the amount of payments due in the future under subleases.
(c)Includes open purchase orders, as well as commitments to purchase certain food ingredients and advertising expenditures, and obligations related to information technology and service agreements.

We have not included in the contractual obligations table approximately $558 million of gross liabilities for unrecognized tax benefits relating to various tax positions we have taken. These liabilities may increase or decrease over time primarily as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. For additional information on unrecognized tax benefits, see Note 11 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.
Other Commercial Commitments and Off-Balance Sheet Arrangements
From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of December 31, 2021, no material amounts are outstanding under these guarantees.
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
We consider our critical accounting policies and estimates to be as follows based on the high degree of judgment or complexity in their application:
Business Combinations
The Firehouse Acquisition was accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with ASC Topic 805, Business Combinations. The acquisition method of accounting involved the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions made in connection with estimating the fair value of assets acquired and liabilities assumed including cash flows expected to be derived from the use of the asset, the timing of such cash flows, the remaining useful life of assets and applicable discount rates. Acquisition accounting allows for up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities assumed at December 15, 2021. As of December 31, 2021, we have recorded a preliminary allocation of consideration to net tangible and intangible assets acquired, which is subject to revision as we obtain additional information necessary to complete the fair value studies and acquisition accounting.
In the event that actual results vary from the estimates or assumptions used in the valuation or allocation process, we may be required to record an impairment charge or an increase in depreciation or amortization in future periods, or both.
See Note 3 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for additional information about accounting for the Firehouse Acquisition.
Goodwill and Intangible Assets Not Subject to Amortization
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in acquisitions. Our indefinite-lived intangible assets consist of the Tim Hortons brand, the Burger King brand, the Popeyes brand and the Firehouse Subs brand (each a “Brand” and together, the “Brands”). Goodwill and the Brands are tested for impairment at least annually as of October 1 of each year and more often if an event occurs or circumstances change, which indicate impairment might exist. Our annual impairment tests of goodwill and the Brands may be completed through qualitative assessments. We may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test, for any reporting unit or Brand, in any period. We can resume the qualitative assessment for any reporting unit or Brand in any subsequent period.
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
We completed our impairment reviews for goodwill and the Brands as of October 1, 2021, 2020 and 2019 and no impairment resulted. The estimates and assumptions we use to estimate fair values when performing quantitative assessments are highly subjective judgments based on our experience and knowledge of our operations. Significant changes in the assumptions used in our analysis could result in an impairment charge related to goodwill or the Brands. Circumstances that could result in changes to future estimates and assumptions include, but are not limited to, expectations of lower system-wide sales growth, which can be caused by a variety of factors, increases in income tax rates and increases in discount rates.
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
On December 28, 2021, the U.S. Treasury Department released final regulations (T.D. 9959, published in the Federal Register on January 4, 2022) significantly restricting the ability to credit certain foreign taxes, applicable prospectively starting January 1, 2022. The final regulations address a wide range of topics, including the definition, accrual, apportionment, and allocation of foreign income taxes, and whether such foreign taxes are creditable, or deductible, based the characteristics of such taxes under the laws of the applicable, foreign jurisdiction (on a country-by-country basis) and applicable tax treaties. The final regulations are exceedingly complex as is their intersection with local country laws, tax treaties and related rules under the Internal Revenue Code. We are analyzing the potential impact with respect to our ability to credit, or alternatively deduct, applicable foreign taxes, whether such foreign tax credits (“FTC”) may be subject to aggregate annual limitations and whether the projected future generation, use and limitations related to such FTC may require us to revisit our current valuation allowance with respect to our existing FTC carryforwards.
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
We are generally permanently reinvested on any potential outside basis differences except for unremitted earning and profits and thus do not record a deferred tax liability for such outside basis differences. To the extent of unremitted earning and profits, we generally review various factors including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity and expected cash requirements to fund our various obligations and record deferred taxes to the extent we expect to distribute. We will continue to monitor available evidence and our plans for foreign earnings and expect to continue to provide any applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of amounts not considered permanently reinvested.
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
New Accounting Pronouncements
See Note 2, “Significant Accounting Policies – New Accounting Pronouncements,” to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for additional information about new accounting pronouncements.
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

Currency Exchange Risk
We report our results in U.S. dollars, which is our reporting currency. The operations of each of TH, BK, PLK and FHS that are denominated in currencies other than the U.S. dollar are impacted by fluctuations in currency exchange rates and changes in currency regulations. The majority of TH’s operations, income, revenues, expenses and cash flows are denominated in Canadian dollars, which we translate to U.S. dollars for financial reporting purposes. Royalty payments from BK franchisees in our European markets and in certain other countries are denominated in currencies other than U.S. dollars. Furthermore, franchise royalties from each of TH’s, BK’s, and PLK's international franchisees are calculated based on local currency sales; consequently franchise revenues are still impacted by fluctuations in currency exchange rates. Each of their respective revenues and expenses are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates.
We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. We have entered into cross-currency rate swaps to hedge a portion of our net investment in such foreign operations against adverse movements in foreign currency exchange rates. We designated cross-currency rate swaps with a notional value of $5,000 million between Canadian dollar and U.S. dollar and cross-currency rate swaps with a notional value of $2,250 million between the Euro and U.S. dollar, as net investment hedges of a portion of our equity in foreign operations in those currencies. The fair value of the cross-currency rate swaps is calculated each period with changes in the fair value of these instruments reported in accumulated other comprehensive income (loss) (“AOCI”) to economically offset the change in the value of the net investment in these designated foreign operations driven by changes in foreign currency exchange rates. The net fair value of these derivative instruments was a liability of $332 million as of December 31, 2021. The net unrealized losses, net of tax, related to these derivative instruments included in AOCI totaled $254 million as of December 31, 2021. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
We use forward currency contracts to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases, made by our TH Canadian operations. However, for a variety of reasons, we do not hedge our revenue exposure in other currencies. Therefore, we are exposed to volatility in those other currencies, and this volatility may differ from period to period. As a result, the foreign currency impact on our operating results for one period may not be indicative of future results.
During 2021, income from operations would have decreased or increased approximately $115 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volumes. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.
Interest Rate Risk
We are exposed to changes in interest rates related to our Term Loan Facilities and Revolving Credit Facility, which bear interest at LIBOR and SOFR plus a spread, subject to a LIBOR and SOFR floor. Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in LIBOR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps. We account for these derivatives as cash flow hedges, and as such, the unrealized changes in market value are recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. At December 31, 2021, we had a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on $4,000 million of our Term Loan Facilities. The total notional value of these interest rate swaps is $4,000 million, of which $3,500 million expire on October 31, 2028 and $500 million expire on September 30, 2026.
Based on the portion of our variable rate debt balance in excess of the notional amount of the interest rate swaps and LIBOR and SOFR as of December 31, 2021, a hypothetical 1.00% increase in LIBOR and SOFR would increase our annual interest expense by approximately $25 million.
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
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. While inflation did not have a material impact on our operations in 2021, 2020 or 2019, inflationary pressures have increased and may be more significant going forward. Severe increases in inflation could affect the global, Canadian and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. If several of the various costs in our business experience inflation at the same time, such as commodity price increases beyond our ability to control and increased labor costs, we and our franchisees may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.
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

Special Note Regarding Forward-Looking Statements

Certain information contained in our Annual Report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of the Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) our ability to become one of the most efficient franchised QSR operators in the world; (ii) the benefits of our fully franchised business model; (iii) the domestic and international growth opportunities for the Tim Hortons, Burger King, Popeyes and Firehouse Subs brands, both in existing and new markets; (iv) our ability to accelerate international development through joint venture structures and master franchise and development agreements and the impact on future growth and profitability of our brands; (v) our continued use of joint ventures structures and master franchise and development agreements in connection with our domestic and international expansion and potential deployment of similar arrangements for Firehouse Subs in the future; (vi) the impact of our strategies on the growth of our Tim Hortons, Burger King, Popeyes and Firehouse Subs brands and our profitability; (vii) our commitment to technology and innovation, our continued investment in our technology capabilities and our plans and strategies with respect to digital sales, our information systems and technology offerings and investments; (viii) the correlation between our sales, guest traffic and profitability to consumer discretionary spending and the factors that influence spending; (ix) our ability to drive traffic, expand our customer base and allow restaurants to expand into new dayparts through new product innovation; (x) the benefits accrued from sharing and leveraging best practices among our Tim Hortons, Burger King, Popeyes and Firehouse Subs brands; (xi) the drivers of the long-term success for and competitive position of each of our brands as well as increased sales and profitability of our franchisees; (xii) the impact of our cost management initiatives at each of our brands; (xiii) the continued use of certain franchise incentives, their impact on our financial results and our ability to mitigate such impact; (xiv) the impact of our modern image remodel initiative and our ability to mitigate the negative impact of such initiative on royalty rates through entry into new BK franchise agreements; (xv) the effects and continued impact of the COVID-19 pandemic on our results of operations, business, liquidity, prospects and restaurant operations and those of our franchisees, including local conditions and government-imposed limitations and restrictions; (xvi) our digital and marketing initiatives; (xvii) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (xviii) our future uses of liquidity, including dividend payments and share repurchases; (xix) any future cash flow support to franchisees and the impact of such support on our future cash flow and financial results; (xx) the amount and timing of future FHS Transaction costs and Corporate restructuring and tax advisory fees; (xxi) our exposure to changes in interest rates and foreign currency exchange rates and the impact of changes in interest rates and foreign currency exchange rates on the amount of our interest payments, future earnings and cash flows; (xxii) the amount of net cash settlements we expect to pay on our derivative instruments; (xxiii) our tax positions and their compliance with applicable tax laws; (xxiv) certain accounting matters, including the impact of changes in accounting standards; (xxv) certain tax matters, including our estimates with respect to tax matters and their impact on future periods; (xxvi) the impact of inflation on our results of operations; (xxvii) our goals with respect to reduction in greenhouse gas emissions; (xxviii) the impact of governmental regulation, both domestically and internationally, on our business and financial and operational results; (xxix) the adequacy of our facilities to meet our current requirements; (xxx) our future financial and operational results; (xxxi) certain litigation matters, including the amounts we expect to pay to resolve business disputes with counterparties to the master franchise agreements for Burger King and Popeyes in China, and our expectations that we will be able to move forward in the market with a new master franchisee and accelerate future growth in China; (xxxii) our target total dividend for 2022; and (xxxiii) our sustainability initiatives and the impact of government sustainability regulation and initiatives.

Our forward-looking statements, included in this Annual Report and elsewhere, represent management’s expectations as of the date that they are made. Our forward-looking statements are based on assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our customers to purchase our products, such as the effects of the COVID-19 pandemic, inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our relationship with, and the success of, our franchisees and risks related to our fully franchised business model; (4) our franchisees' financial stability and their ability to access and maintain the liquidity necessary to operate their businesses; (5) our supply chain operations; (6) our ownership and leasing of real estate; (7) the effectiveness of our marketing, advertising and digital programs and franchisee support of these programs; (8) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (9) our ability to successfully implement our domestic and international growth strategy for each of our brands and risks related to our international operations; (10) our reliance on franchisees, including subfranchisees to accelerate restaurant growth; (11) the ability of the counterparties to our credit facilities’ and derivatives’ to fulfill their commitments and/or obligations; and (12) changes in applicable tax laws or interpretations thereof, and our ability to accurately interpret and predict the impact of such changes or interpretations on our financial condition and results.

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled “Item 1A - Risk Factors” of this Annual Report as well as other materials that we from time to time file with, or furnish to, the SEC or file with Canadian securities regulatory authorities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this Annual Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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
Management is also responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2021.
The scope of management's assessment of the effectiveness of the Company's internal control over financial reporting included all of the Company's consolidated operations except for the operations of FRG, LLC, which the Company acquired in December 2021. FRG, LLC operations represented $1,103 million of the Company's consolidated total assets (which includes acquisition accounting adjustments within the scope of the assessment) and $5 million of the Company's consolidated total revenues as of and for the year ended December 31, 2021.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Restaurant Brands International Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Restaurant Brands International Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Gross unrecognized tax benefits

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company records a liability for unrecognized tax benefits associated with uncertain tax positions. The Company recognizes tax benefits from tax positions only if there is more than a 50% likelihood that the tax positions will be sustained upon examination by the taxing authorities, based on the technical merits of the positions. As of December 31, 2021, the Company has recorded gross unrecognized tax benefits, excluding associated interest and penalties, of $437 million.

We identified the assessment of gross unrecognized tax benefits resulting from certain tax planning strategies implemented during the year as a critical audit matter. Identifying and determining uncertain tax positions arising from implementing tax planning strategies involved a number of judgments and assumptions, which included complex considerations of tax law. As a result, subjective and complex auditor judgment, including the involvement of tax professionals with specialized skills and knowledge, was required to evaluate the Company’s interpretation of tax law and its determination of which tax positions have more than a 50% likelihood of being sustained upon examination.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s gross unrecognized tax benefits process, including controls related to 1) interpreting tax law, 2) identifying significant uncertain tax positions arising from tax planning strategies that were implemented during the year, 3) evaluating the tax consequences of the related strategies, and 4) evaluating which of the Company’s tax positions may not be sustained upon examination. In addition, we involved tax professionals with specialized skills and knowledge, who assisted in:

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
February 23, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Restaurant Brands International Inc.:
Opinion on Internal Control over Financial Reporting
We have audited Restaurant Brands International Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 23, 2022 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired FRG, LLC during 2021, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, FRG, LLC's internal control over financial reporting associated with total assets of $1,103 million and total revenues of $5 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of FRG, LLC.
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
February 23, 2022

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions of U.S. dollars, except share data)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,087	$1,560
Accounts and notes receivable, net of allowance of $18 and $42, respectively	547	536
Inventories, net	96	96
Prepaids and other current assets	86	72
Total current assets	1,816	2,264
Property and equipment, net of accumulated depreciation and amortization of $979 and $879, respectively	2,035	2,031
Operating lease assets, net	1,130	1,152
Intangible assets, net	11,417	10,701
Goodwill	6,006	5,739
Net investment in property leased to franchisees	80	66
Other assets, net	762	824
Total assets	$23,246	$22,777
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$614	$464
Other accrued liabilities	947	835
Gift card liability	221	191
Current portion of long-term debt and finance leases	96	111
Total current liabilities	1,878	1,601
Long-term debt, net of current portion	12,916	12,397
Finance leases, net of current portion	333	315
Operating lease liabilities, net of current portion	1,070	1,082
Other liabilities, net	1,822	2,236
Deferred income taxes, net	1,374	1,425
Total liabilities	19,393	19,056
Commitments and contingencies (Note 17)
Shareholders’ equity:
Common shares, no par value; Unlimited shares authorized at December 31, 2021 and December 31, 2020; 309,025,068 shares issued and outstanding at December 31, 2021; 304,718,749 shares issued and outstanding at December 31, 2020	2,156	2,399
Retained earnings	791	622
Accumulated other comprehensive income (loss)	(710)	(854)
Total Restaurant Brands International Inc. shareholders’ equity	2,237	2,167
Noncontrolling interests	1,616	1,554
Total shareholders’ equity	3,853	3,721
Total liabilities and shareholders’ equity	$23,246	$22,777
See accompanying notes to consolidated financial statements.
Approved on behalf of the Board of Directors:

By:	/s/ Daniel Schwartz	By:	/s/ Ali Hedayat
	Daniel Schwartz, Co-Chairman		Ali Hedayat, Director

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)

	2021	2020	2019
Revenues:
Sales	$2,378	$2,013	$2,362
Franchise and property revenues	2,452	2,121	2,381
Advertising revenues	909	834	860
Total revenues	5,739	4,968	5,603
Operating costs and expenses:
Cost of sales	1,890	1,610	1,813
Franchise and property expenses	489	515	533
Advertising expenses	962	870	865
General and administrative expenses	508	407	406
(Income) loss from equity method investments	4	39	(11)
Other operating expenses (income), net	7	105	(10)
Total operating costs and expenses	3,860	3,546	3,596
Income from operations	1,879	1,422	2,007
Interest expense, net	505	508	532
Loss on early extinguishment of debt	11	98	23
Income before income taxes	1,363	816	1,452
Income tax expense	110	66	341
Net income	1,253	750	1,111
Net income attributable to noncontrolling interests (Note 13)	415	264	468
Net income attributable to common shareholders	$838	$486	$643
Earnings per common share:
Basic	$2.71	$1.61	$2.40
Diluted	$2.69	$1.60	$2.37
Weighted average shares outstanding (in millions):
Basic	310	302	268
Diluted	464	468	469
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)

	2021	2020	2019
Net income	$1,253	$750	$1,111

Foreign currency translation adjustment	(67)	332	409
Net change in fair value of net investment hedges, net of tax of $15, $60, and $32	111	(242)	(86)
Net change in fair value of cash flow hedges, net of tax of $(36), $91, and $29	96	(244)	(77)
Amounts reclassified to earnings of cash flow hedges, net of tax of $(36), $(27), and $(6)	96	73	15
Gain (loss) recognized on defined benefit pension plans and other items, net of tax of $(3), $3, and $1	15	(16)	(2)
Other comprehensive income (loss)	251	(97)	259
Comprehensive income (loss)	1,504	653	1,370
Comprehensive income (loss) attributable to noncontrolling interests	499	224	571
Comprehensive income (loss) attributable to common shareholders	$1,005	$429	$799
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(In millions of U.S. dollars, except shares)

	Issued Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balances at December 31, 2018	251,532,493	$1,737	$674	$(800)	$2,007	$3,618
Cumulative effect adjustment (Note 10)	—	—	12	—	9	21
Stock option exercises	4,495,897	102	—	—	—	102
Share-based compensation	—	68	—	—	—	68
Issuance of shares	236,299	7	—	—	—	7
Dividends declared on common shares ($2.00 per share)	—	—	(545)	—	—	(545)
Dividend equivalents declared on restricted stock units	—	9	(9)	—	—	—
Distributions declared by Partnership on partnership exchangeable units ($2.00 per unit)	—	—	—	—	(382)	(382)
Exchange of Partnership exchangeable units for RBI common shares	42,016,392	555	—	(119)	(436)	—
Net income	—	—	643	—	468	1,111
Other comprehensive income (loss)	—	—	—	156	103	259
Balances at December 31, 2019	298,281,081	$2,478	$775	$(763)	$1,769	$4,259
Stock option exercises	2,447,627	82	—	—	—	82
Share-based compensation	—	74	—	—	—	74
Issuance of shares	469,145	6	—	—	—	6
Dividends declared on common shares ($2.08 per share)	—	—	(631)	—	—	(631)
Dividend equivalents declared on restricted stock units	—	8	(8)	—	—	—
Distributions declared by Partnership on partnership exchangeable units ($2.08 per units)	—	—	—	—	(336)	(336)
Repurchase of Partnership exchangeable units	—	(293)	—	(22)	(65)	(380)
Exchange of Partnership exchangeable units for RBI common shares	3,636,169	48	—	(12)	(36)	—
Other	(115,273)	(4)	—	—	—	(4)
Restaurant VIE contributions (distributions)	—	—	—	—	(2)	(2)
Net income	—	—	486	—	264	750
Other comprehensive income (loss)	—	—	—	(57)	(40)	(97)
Balances at December 31, 2020	304,718,749	$2,399	$622	$(854)	$1,554	$3,721
Stock option exercises	1,594,146	60	—	—	—	60
Share-based compensation	—	88	—	—	—	88
Issuance of shares	1,839,941	12	—	—	—	12
Dividends declared on common shares ($2.12 per share)	—	—	(658)	—	—	(658)
Dividend equivalents declared on restricted stock units	—	11	(11)	—	—	—
Distributions declared by Partnership on partnership exchangeable units ($2.12 per unit)	—	—	—	—	(318)	(318)
Repurchase of RBI common shares	(9,247,648)	(551)	—	—	—	(551)
Exchange of Partnership exchangeable units for RBI common shares	10,119,880	137	—	(23)	(114)	—
Restaurant VIE contributions (distributions)	—	—	—	—	(5)	(5)
Net income	—	—	838	—	415	1,253
Other comprehensive income (loss)	—	—	—	167	84	251
Balances at December 31, 2021	309,025,068	$2,156	$791	$(710)	$1,616	$3,853
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions of U.S. dollars)

	2021	2020	2019
Cash flows from operating activities:
Net income	$1,253	$750	$1,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201	189	185
Premiums paid and non-cash loss on early extinguishment of debt	11	97	16
Amortization of deferred financing costs and debt issuance discount	27	26	29
(Income) loss from equity method investments	4	39	(11)
Loss (gain) on remeasurement of foreign denominated transactions	(76)	100	(14)
Net (gains) losses on derivatives	87	32	(49)
Share-based compensation and non-cash incentive compensation expense	102	84	74
Deferred income taxes	(5)	(208)	58
Other	(16)	28	6
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	8	(30)	(53)
Inventories and prepaids and other current assets	12	(10)	(15)
Accounts and drafts payable	149	(183)	112
Other accrued liabilities and gift card liability	67	6	(57)
Tenant inducements paid to franchisees	(20)	(22)	(54)
Other long-term assets and liabilities	(78)	23	138
Net cash provided by operating activities	1,726	921	1,476
Cash flows from investing activities:
Payments for property and equipment	(106)	(117)	(62)
Net proceeds from disposal of assets, restaurant closures and refranchisings	16	12	8
Net payment for purchase of Firehouse Subs, net of cash acquired	(1,004)	—	—
Settlement/sale of derivatives, net	5	33	24
Other investing activities, net	(14)	(7)	—
Net cash used for investing activities	(1,103)	(79)	(30)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term debt	1,335	5,235	2,250
Repayments of revolving line of credit, long-term debt and finance leases	(889)	(4,708)	(2,266)
Payment of financing costs	(19)	(43)	(50)
Payment of dividends on common shares and distributions on Partnership exchangeable units	(974)	(959)	(901)
Repurchase of Partnership exchangeable units	—	(380)	—
Repurchase of common shares	(551)	—	—
Proceeds from stock option exercises	60	82	102
(Payments) proceeds from derivatives	(51)	(46)	23
Other financing activities, net	(4)	(2)	—
Net cash used for financing activities	(1,093)	(821)	(842)
Effect of exchange rates on cash and cash equivalents	(3)	6	16
Increase (decrease) in cash and cash equivalents	(473)	27	620
Cash and cash equivalents at beginning of period	1,560	1,533	913
Cash and cash equivalents at end of period	$1,087	$1,560	$1,533
Supplemental cash flow disclosures:
Interest paid	$404	$463	$584
Income taxes paid	$256	$267	$248
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. Description of Business and Organization
Description of Business
Restaurant Brands International Inc. (the “Company,” “RBI,” “we,” “us” or “our”) is a Canadian corporation that serves as the sole general partner of Restaurant Brands International Limited Partnership (the “Partnership”). On December 15, 2021 we acquired FRG, LLC (“Firehouse Subs”). We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), fast food hamburgers principally under the Burger King® brand (“Burger King” or “BK”), chicken under the Popeyes® brand (“Popeyes” or “PLK”) and sandwiches under the Firehouse Subs® brand (“Firehouse” or “FHS”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of December 31, 2021, we franchised or owned 5,291 Tim Hortons restaurants, 19,247 Burger King restaurants, 3,705 Popeyes restaurants, and 1,213 Firehouse restaurants, for a total of 29,456 restaurants, and operate in more than 100 countries. Approximately 100% of current system-wide restaurants are franchised.
All references to “$” or “dollars” are to the currency of the United States unless otherwise indicated. All references to “Canadian dollars” or “C$” are to the currency of Canada unless otherwise indicated.
Note 2. Significant Accounting Policies
Fiscal Year
We operate on a monthly calendar, with a fiscal year that ends on December 31. TH, BK and PLK operate on the same fiscal year. The fiscal year of FHS ends on the Sunday on or before December 31 which was December 26, 2021.
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
We also consider for consolidation entities in which we have certain interests, where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. Our maximum exposure to loss resulting from involvement with VIEs is attributable to accounts and notes receivable balances, investment balances, outstanding loan guarantees and future lease payments, where applicable.
As our franchise and master franchise arrangements provide the franchise and master franchise entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might be a VIE.
Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. In these arrangements, Tim Hortons has the ability to determine which operators manage the restaurants and for what duration. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As of December 31, 2021 and 2020, we determined that we are the primary beneficiary of 46 and 38 Restaurant VIEs, respectively, and accordingly, have consolidated the results of operations, assets and liabilities, and cash flows of these Restaurant VIEs in our Financial Statements.
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
Reclassifications
Certain prior year amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements have been reclassified in order to be comparable with the current year classifications. These consist of the 2020 and 2019 reclassification of advertising fund contributions from Franchise and property revenues to Advertising revenues and advertising fund expenses from Selling, general and administrative expenses to Advertising expenses, with General and administrative expenses now presented separately. Depreciation and amortization expenses related to the advertising funds for 2020 and 2019 have also been reclassified from Franchise and property expenses to Advertising expenses. These reclassifications did not arise as a result of any changes to accounting policies and relate entirely to presentation with no effect on previously reported net income.
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
We also have net investments in properties leased to franchisees, which meet the criteria of sales-type leases or met the criteria of direct financing leases under the previous accounting guidance. Investments in sales-type leases and direct financing leases are recorded on a net basis. Profit or loss on sales-type leases is recognized at lease commencement and recorded in other operating expenses (income), net. Unearned income on direct financing leases is deferred, included in the net investment in the lease, and recognized over the lease term yielding a constant periodic rate of return on the net investment in the lease.
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
We reassess lease classification and remeasure ROU assets and lease liabilities when a lease is modified and that modification is not accounted for as a separate contract or upon certain other events that require reassessment. Maintenance and property tax expenses are accounted for on an accrual basis as variable lease cost.
We recognize variable lease cost in the period when changes in facts and circumstances on which the variable lease payments are based occur.
Goodwill and Intangible Assets Not Subject to Amortization
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in connection with the acquisition of Firehouse Subs in 2021, the acquisition of Popeyes in 2017, the acquisition of Tim Hortons in 2014 and the acquisition of Burger King Holdings, Inc. by 3G Capital Partners Ltd. in 2010. Our indefinite-lived intangible assets consist of the Tim Hortons brand, the Burger King brand, the Popeyes brand and the Firehouse Subs brand (each a “Brand” and together, the “Brands”). Goodwill and the Brands are tested for impairment at least annually as of October 1 of each year and more often if an event occurs or circumstances change which indicate impairment might exist. Our annual impairment tests of goodwill and the Brands may be completed through qualitative assessments. We may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test for any reporting unit or Brand in any period. We can resume the qualitative assessment for any reporting unit or Brand in any subsequent period.
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
We completed our impairment tests for goodwill and the Brands as of October 1, 2021, 2020 and 2019 and no impairment resulted.
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
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of December 31,
	2021	2020
Fair value of our variable term debt and senior notes	$12,851	$12,477
Principal carrying amount of our variable term debt and senior notes	12,943	12,453
The determinations of fair values of certain tangible and intangible assets for purposes of the application of the acquisition method of accounting to the acquisition of Firehouse Subs were based on Level 3 inputs. The determination of fair values of our reporting units and the determination of the fair value of the Brands for impairment testing using a quantitative approach during 2020 and 2019 were based upon Level 3 inputs.
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
Franchise revenues and advertising revenues
Franchise revenues and advertising revenues consist primarily of royalties, advertising fund contributions, initial and renewal franchise fees and upfront fees from development agreements and master franchise and development agreements (“MFDAs”). Under franchise agreements, we provide franchisees with (i) a franchise license, which includes a license to use our intellectual property and, in those markets where our subsidiaries manage an advertising fund, advertising and promotion management, (ii) pre-opening services, such as training and inspections, and (iii) ongoing services, such as development of training materials and menu items and restaurant monitoring and inspections. The services we provide under franchise agreements are highly interrelated and dependent upon the franchise license and we concluded the services do not represent individually distinct performance obligations. Consequently, we bundle the franchise license performance obligation and promises to provide services into a single performance obligation, which we satisfy by providing a right to use our intellectual property over the term of each franchise agreement.
Royalties, including franchisee contributions to advertising funds managed by our subsidiaries, are calculated as a percentage of franchise restaurant sales over the term of the franchise agreement. Under our franchise agreements, advertising contributions received from franchisees must be spent on advertising, product development, marketing and related activities. Initial and renewal franchise fees are payable by the franchisee upon a new restaurant opening or renewal of an existing franchise agreement. Our franchise agreement royalties, inclusive of advertising fund contributions, represent sales-based royalties that are related entirely to our performance obligation under the franchise agreement and are recognized as franchise sales occur. We separately classify advertising fund contributions in Advertising revenues while all other franchise revenues are classified in Franchise and property revenues. Additionally, initial and renewal franchise fees are recognized as revenue on a straight-line basis over the term of the respective agreement. Our performance obligation under development agreements other than MFDAs generally consists of an obligation to grant exclusive development rights over a stated term. These development rights are not distinct from franchise agreements, so upfront fees paid by franchisees for exclusive development rights are deferred and apportioned to each franchise restaurant opened by the franchisee. The pro rata amount apportioned to each restaurant is accounted for as an initial franchise fee.
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
Share-based Compensation
Compensation expense related to the issuance of share-based awards to our employees is measured at fair value on the grant date. We use the Black-Scholes option pricing model to value stock options. The fair value of restricted stock units is based on the closing price of our stock at the award date. If applicable, our total shareholder return relative to our peer group is incorporated into the underlying assumptions using a Monte Carlo simulation valuation model to calculate grant date fair value for performance based awards with a market condition. The compensation expense for awards that vest over a future service period is recognized over the requisite service period on a straight-line basis, adjusted for estimated forfeitures of awards that are not expected to vest. We use historical data to estimate forfeitures for share-based awards. Upon the end of the service period, compensation expense is adjusted to account for the actual forfeiture rate. The compensation expense for awards that contain performance conditions is recognized when it is probable that the performance conditions will be achieved.

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
Accounting Relief for the Transition Away from LIBOR and Certain other Reference Rates – In March 2020 and as clarified in January 2021, the FASB issued guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This amendment is effective as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by this new guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationships. During the third quarter of 2021, we adopted certain of the expedients as it relates to hedge accounting as certain of our debt agreements and hedging relationships bear interest at variable rates, primarily U.S. dollar LIBOR. The adoption of and future elections under this new guidance did not and are not expected to have a material impact on our Financial Statements. We will continue to monitor the discontinuance of LIBOR on our debt agreements and hedging relationships.
Lessors—Certain Leases with Variable Lease Payments – In July 2021, the FASB issued guidance that requires lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if (a) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with lease classification criteria and (b) the lessor would have otherwise recognized a day-one loss. This amendment is effective in 2022 with early adoption permitted. This guidance may be applied either retrospectively to leases that commenced or were modified on or after the adoption of lease guidance we adopted in 2019 or prospectively to leases that commence or are modified on or after the date that this new guidance is applied. We do not expect that the adoption of this new guidance will have a material impact on our Financial Statements.
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers– In October 2021, the FASB issued guidance which requires contract assets and contract liabilities (i.e., unearned revenue) acquired in a business combination to be recognized and measured in accordance with revenue from contracts with customers guidance. Currently, we recognize contract assets and contract liabilities at the acquisition date based on fair value estimates, which historically has resulted in a reduction to unearned revenue on the balance sheet, and therefore, a reduction to revenues that would have otherwise been recorded as an independent entity. This guidance is effective for interim and annual periods beginning after December 15, 2022 on a prospective basis, with early adoption permitted. During the fourth quarter of 2021, we adopted this guidance which did not have a material impact on our Financial Statements.

Note 3. Firehouse Acquisition
On December 15, 2021, we completed the acquisition of Firehouse Subs (the “Firehouse Acquisition”) which complements RBI's existing portfolio. Like RBI's other brands, the Firehouse Subs brand is managed independently, while benefiting from the global scale and resources of RBI. The Firehouse Acquisition was accounted for as a business combination using the acquisition method of accounting.
Total consideration in connection with the Firehouse Acquisition was $1,033 million, subject to post-closing adjustments. The consideration was funded through cash on hand and $533 million of incremental borrowings under our Term Loan Facility - See Note 9, Long-Term Debt.
Fees and expenses related to the Firehouse Acquisition and related financings (“FHS Transaction costs”) totaled $18 million, consisting primarily of professional fees and compensation related expenses which are classified as general and administrative expenses in the accompanying consolidated statements of operations.
The preliminary allocation of consideration to the net tangible and intangible assets acquired is presented in the table below (in millions):

December 15, 2021
Total current assets	$21
Property and equipment	4
Firehouse Subs brand	768
Total liabilities	(13)
Total identifiable net assets	780
Goodwill	253
Total consideration	$1,033
The purchase price allocation reflects preliminary fair value estimates based on management's analysis, including preliminary work performed by third-party valuation specialists. We will continue to obtain information to assist in determining the fair value of net assets acquired during the measurement period.
The Firehouse Subs brand has been assigned an indefinite life and, therefore, will not be amortized, but rather tested annually for impairment. Goodwill attributable to the Firehouse Acquisition will be amortized and deductible for tax purposes. Goodwill is considered to represent the value associated with the workforce and synergies anticipated to be realized as a combined company. We have not yet allocated goodwill related to the Firehouse Acquisition to reporting units for goodwill impairment testing purposes. Goodwill will be allocated to reporting units when the purchase price allocation is finalized during the measurement period.
The results of operations of Firehouse Subs have been included in our consolidated financial statements from the acquisition date of December 15, 2021 through December 26, 2021, the fiscal year end for FHS. The Firehouse Acquisition is not material to our consolidated financial statements, and therefore, supplemental pro forma financial information related to the acquisition is not included herein.

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
The following table summarizes the basic and diluted earnings per share calculations (in millions, except per share amounts):

	2021	2020	2019
Numerator:
Net income attributable to common shareholders - basic	$838	$486	$643
Add: Net income attributable to noncontrolling interests	411	262	466
Net income available to common shareholders and noncontrolling interests - diluted	$1,249	$748	$1,109

Denominator:
Weighted average common shares - basic	310	302	268
Exchange of noncontrolling interests for common shares (Note 12)	151	162	194
Effect of other dilutive securities	3	4	7
Weighted average common shares - diluted	464	468	469

Basic earnings per share (a)	$2.71	$1.61	$2.40
Diluted earnings per share (a)	$2.69	$1.60	$2.37
Anti-dilutive securities outstanding	3	6	3
(a)Earnings per share may not recalculate exactly as it is calculated based on unrounded numbers.
Note 5. Property and Equipment, net
Property and equipment, net, consist of the following (in millions):

	As of December 31,
	2021	2020
Land	$1,011	$1,007
Buildings and improvements	1,200	1,192
Restaurant equipment	193	163
Furniture, fixtures, and other	257	242
Finance leases	323	289
Construction in progress	30	17
	3,014	2,910
Accumulated depreciation and amortization	(979)	(879)
Property and equipment, net	$2,035	$2,031
Depreciation and amortization expense on property and equipment totaled $148 million for 2021, $140 million for 2020 and $136 million for 2019.

Included in our property and equipment, net at December 31, 2021 and 2020 are $246 million and $238 million, respectively, of assets leased under finance leases (mostly buildings and improvements), net of accumulated depreciation and amortization of $77 million and $51 million, respectively.
Note 6. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of December 31,
	2021			2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$722	$(290)	$432	$735	$(264)	$471
Favorable leases	104	(63)	41	117	(66)	51
Subtotal	826	(353)	473	852	(330)	522
Indefinite-lived intangible assets:
Tim Hortons brand	$6,695	$—	$6,695	$6,650	$—	$6,650
Burger King brand	2,126	—	2,126	2,174	—	2,174
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Firehouse Subs brand	768	—	768	—	—	—
Subtotal	10,944	—	10,944	10,179	—	10,179
Intangible assets, net			$11,417			$10,701

Goodwill
Tim Hortons segment	$4,306			$4,279
Burger King segment	601			614
Popeyes segment	846			846
Firehouse segment	253			—
Total	$6,006			$5,739
Amortization expense on intangible assets totaled $41 million for 2021, $43 million for 2020, and $44 million for 2019. The change in the brands and goodwill balances during 2021 was due to the acquisition of Firehouse Subs and the impact of foreign currency translation.
As of December 31, 2021, the estimated future amortization expense on identifiable assets subject to amortization is as follows (in millions):

Twelve-months ended December 31,	Amount
2022	$39
2023	37
2024	36
2025	34
2026	34
Thereafter	293
Total	$473

Note 7. Equity Method Investments
The aggregate carrying amount of our equity method investments was $194 million and $205 million as of December 31, 2021 and 2020, respectively, and is included as a component of Other assets, net in our consolidated balance sheets.
Except for the following equity method investments, no quoted market prices are available for our other equity method investments. The aggregate market value of our 15.5% equity interest in Carrols Restaurant Group, Inc. (“Carrols”) based on the quoted market price on December 31, 2021 is approximately $28 million. The aggregate market value of our 9.4% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on December 31, 2021 is approximately $28 million. We have evaluated recent declines in the market value of these equity method investments and concluded they are not other than temporary and as such no impairments have been recognized during 2021.
We have equity interests in entities that own or franchise Tim Hortons or Burger King restaurants. Franchise and property revenue recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	2021	2020	2019
Revenues from affiliates:
Royalties	$350	$239	$290
Advertising revenues	67	50	55
Property revenues	32	32	33
Franchise fees and other revenue	21	14	10
Total	$470	$335	$388
At December 31, 2021 and 2020, we had $48 million and $52 million, respectively, of accounts receivable, net from our equity method investments which were recorded in accounts and notes receivable, net in our consolidated balance sheets.
With respect to our TH business, the most significant equity method investment is our 50.0% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $16 million, $8 million and $13 million during 2021, 2020 and 2019, respectively.
We recognized rent expense associated with the TIMWEN Partnership of $18 million, $15 million, and $19 million during 2021, 2020 and 2019, respectively.
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees and basis difference amortization. We recorded increases to the carrying value of our equity method investment balances and non-cash dilution gains in the amounts of $11 million during 2019. No non-cash dilution gains were recorded during 2021 and 2020. The dilution gains resulted from the issuance of capital stock by our equity method investees, which reduced our ownership interests in these equity method investments. The dilution gains we recorded in connection with the issuance of capital stock reflect adjustments to the differences between the amount of underlying equity in the net assets of equity method investees before and after their issuance of capital stock.

Note 8. Other Accrued Liabilities and Other Liabilities
Other accrued liabilities (current) and other liabilities, net (non-current) consist of the following (in millions):

	As of December 31,
	2021	2020
Current:
Dividend payable	$241	$239
Interest payable	63	66
Accrued compensation and benefits	99	78
Taxes payable	106	122
Deferred income	48	42
Accrued advertising expenses	43	59
Restructuring and other provisions	90	12
Current portion of operating lease liabilities	140	137
Other	117	80
Other accrued liabilities	$947	$835
Non-current:
Taxes payable	$533	$626
Contract liabilities (see Note 15)	531	528
Derivatives liabilities	575	865
Unfavorable leases	65	81
Accrued pension	47	70
Deferred income	37	28
Other	34	38
Other liabilities, net	$1,822	$2,236
Note 9. Long-Term Debt
Long-term debt consist of the following (in millions):

	As of December 31,
	2021	2020
Term Loan B	$5,243	$5,297
Term Loan A	1,250	731
4.25% First Lien Senior Notes due 2024	—	775
3.875% First Lien Senior Notes due 2028	1,550	750
5.75% First Lien Senior Notes due 2025	500	500
3.50% First Lien Senior Notes due 2029	750	750
4.375% Second Lien Senior Notes due 2028	750	750
4.00% Second Lien Senior Notes due 2030	2,900	2,900
TH Facility and other	173	178
Less: unamortized deferred financing costs and deferred issuance discount	(138)	(155)
Total debt, net	12,978	12,476
Less: current maturities of debt	(62)	(79)
Total long-term debt	$12,916	$12,397

Credit Facilities
On December 13, 2021, two of our subsidiaries (the “Borrowers”) entered into a fifth incremental facility amendment and a sixth amendment (the “2021 Amendment”) to the credit agreement governing our senior secured term loan A facility (the “Term Loan A”), our senior secured term loan B facility (the “Term Loan B” and together with the Term Loan A the “Term Loan Facilities”) and our $1,000 million senior secured revolving credit facility (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “Credit Facilities”). The 2021 Amendment increased the existing Term Loan A with $717 million outstanding to a $1,250 million Term Loan A and extended the maturity date of the Term Loan A and Revolving Credit Facility from October 7, 2024 to December 13, 2026 (subject to earlier maturity in specified circumstances). The security and guarantees under the Revolving Credit Facility and Term Loan A are the same as those under the existing facilities. The proceeds from the increase in the Term Loan A were used with cash on hand to complete the Firehouse Acquisition. In connection with the 2021 Amendment, we capitalized approximately $12 million in debt issuance costs.
The 2021 Amendment also amended the interest rate applicable to the Revolving Credit Facility and the Term Loan A to incorporate SOFR. The interest rate applicable to the Term Loan A and Revolving Credit Facility is, at our option, either (a) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (b) Adjusted Term SOFR (Adjusted Term SOFR is calculated as Term SOFR plus a 0.10% adjustment), subject to a floor of 0.00%, plus an applicable margin varying between 0.75% and 1.50%, in each case, determined by reference to a net first lien leverage-based pricing grid. The commitment fee on the unused portion of the Revolving Credit Facility is 0.15%. At December 31, 2021, the interest rate on the Term Loan A was 1.40%. The principal amount of the Term Loan A amortizes in quarterly installments equal to $8 million beginning March 31, 2023 until September 30, 2024 and thereafter in quarterly installments equal to $16 million until maturity, with the balance payable at maturity. The 2021 Amendment includes amendments to certain negative covenants to provide increased flexibility. The 2021 Amendment made no other material changes to the terms of the Credit Agreement.
The maturity date of our Term Loan B is November 19, 2026 and the interest rate applicable to our Term Loan B is, at our option, either (a) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75%, or (b) a Eurocurrency rate, subject to a floor of 0.00%, plus an applicable margin of 1.75%. At December 31, 2021, the interest rate on the Term Loan B was 1.85%. The principal amount of the Term Loan B amortizes in quarterly installments equal to $13 million until maturity, with the balance payable at maturity.
On April 2, 2020, the Borrowers entered into a fifth amendment (the “Fifth Amendment”) to the credit agreement (the “Credit Agreement”) governing our Credit Facilities. The Fifth Amendment provides the Borrowers with the option to comply with a $1,000 million minimum liquidity covenant in lieu of the 6.50:1.00 net first lien senior secured leverage ratio financial maintenance covenant for the period after June 30, 2020 and prior to September 30, 2021. Additionally, for the periods ending September 30, 2021 and December 31, 2021, to determine compliance with the net first lien senior secured leverage ratio, we are permitted to annualize the Adjusted EBITDA (as defined in the Credit Agreement) for the three months ending September 30, 2021 and six months ending December 31, 2021, respectively, in lieu of calculating the ratio based on Adjusted EBITDA for the prior four quarters. There were no other material changes to the terms of the Credit Agreement.
Revolving Credit Facility
As of December 31, 2021, we had no amounts outstanding under our Revolving Credit Facility. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, to fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. The interest rate applicable to amounts drawn under each letter of credit is 0.75% to 1.50%, depending on our net first lien leverage ratio. As of December 31, 2021, we had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $998 million.
Obligations under the Credit Facilities are guaranteed on a senior secured basis, jointly and severally, by the direct parent company of one of the Borrowers and substantially all of its Canadian and U.S. subsidiaries, including The TDL Group Corp., Burger King Corporation, Popeyes Louisiana Kitchen, Inc., FRG, LLC and substantially all of their respective Canadian and U.S. subsidiaries (the “Credit Guarantors”). Amounts borrowed under the Credit Facilities are secured on a first priority basis by a perfected security interest in substantially all of the present and future property (subject to certain exceptions) of each Borrower and Credit Guarantor.
4.25% First Lien Senior Notes due 2024
During 2017, the Borrowers entered into an indenture (the “4.25% First Lien Senior Notes Indenture”) in connection with the issuance of $1,500 million of 4.25% first lien senior notes due May 15, 2024 (the “4.25% First Lien Senior Notes due 2024”). No principal payments were due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 4.25% First Lien Senior Notes due 2024, together with other sources of liquidity, were used to redeem all of the outstanding Class A 9.0% cumulative compounding perpetual voting preferred shares and for other general corporate purposes. In connection with the issuance of the 4.25% First Lien Senior Notes due 2024, we capitalized approximately $13 million in debt issuance costs. As detailed below, during 2020 we redeemed $725 million of the 4.25% First Lien Senior Notes due 2024 and during 2021 we redeemed the remaining outstanding balance of $775 million.
3.875% First Lien Senior Notes due 2028
On September 24, 2019, the Borrowers entered into an indenture (the “3.875% First Lien Senior Notes Indenture”) in connection with the issuance of $750 million of 3.875% first lien senior notes due January 15, 2028 (the “2019 3.875% Senior Notes”). On July 6, 2021, the Borrowers issued an additional $800 million under the 3.875% First Lien Senior Notes Indenture (the “Additional Notes” and together with the 2019 3.875% Senior Notes, the “3.875% First Lien Senior Notes due 2028”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 2019 3.875% Senior Notes and a portion of the net proceeds from the Term Loan A were used to redeem the entire outstanding principal balance of $1,250 million of 4.625% first lien secured notes due January 15, 2022 and to pay related fees and expenses. In connection with the issuance of the 2019 3.875% Senior Notes, we capitalized approximately $10 million in debt issuance costs. In connection with the redemption of the entire outstanding principal balance of the 4.625% first lien secured notes due January 15, 2022, we recorded a loss on early extinguishment of debt of $3 million that primarily reflects the write-off of related unamortized debt issuance costs. The Additional Notes were priced at 100.250% of their face value. The net proceeds from the offering of the Additional Notes were used to redeem the remaining $775 million principal amount outstanding of the 4.25% First Lien Senior Notes due 2024 on July 15, 2021, plus any accrued and unpaid interest thereon, and pay related redemption premiums, fees and expenses. In connection with the issuance of the Additional Notes, we capitalized approximately $7 million in debt issuance costs. In connection with the redemption of the remaining $775 million principal amount outstanding of the 4.25% First Lien Senior Notes due 2024, we recorded a loss on early extinguishment of debt of $11 million that primarily reflects the payment of redemption premiums and the write-off of unamortized debt issuance costs.
Obligations under the 3.875% First Lien Senior Notes due 2028 are guaranteed on a senior secured basis, jointly and severally, by the Borrowers and substantially all of the Borrower's Canadian and U.S. subsidiaries, including The TDL Group Corp., Burger King Corporation, Popeyes Louisiana Kitchen, Inc., FRG, LLC and substantially all of their respective Canadian and U.S. subsidiaries (the “Note Guarantors”). The 3.875% First Lien Senior Notes due 2028 are first lien senior secured obligations and rank equal in right of payment with all of the existing and future first lien senior debt of the Borrowers and Note Guarantors, including borrowings and guarantees under our Credit Facilities.
The 3.875% First Lien Senior Notes due 2028 may be redeemed in whole or in part, on or after September 15, 2022, at the redemption prices set forth in the 3.875% First Lien Senior Notes Indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 3.875% First Lien Senior Notes Indenture also contains optional redemption provisions related to tender offers, change of control and equity offerings, among others.
5.75% First Lien Senior Notes due 2025
On April 7, 2020, the Borrowers entered into an indenture (the “5.75% First Lien Senior Notes Indenture”) in connection with the issuance of $500 million of 5.75% first lien notes due April 15, 2025 (the “5.75% First Lien Senior Notes due 2025”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 5.75% First Lien Senior Notes due 2025 were used for general corporate purposes. In connection with the issuance of the 5.75% First Lien Senior Notes due 2025, we capitalized approximately $10 million in debt issuance costs.
Obligations under the 5.75% First Lien Senior Notes due 2025 are guaranteed on a senior secured basis, jointly and severally, by the Note Guarantors. The 5.75% First Lien Senior Notes due 2025 are first lien senior secured obligations and rank equal in right of payment with all of the existing and future first lien senior debt of the Borrowers and Note Guarantors, including borrowings and guarantees of the Credit Facilities.
Our 5.75% First Lien Senior Notes due 2025 may be redeemed in whole or in part, on or after April 15, 2022 at the redemption prices set forth in the 5.75% First Lien Senior Notes Indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 5.75% First Lien Senior Notes Indenture also contains optional redemption provisions related to tender offers, change of control and equity offerings, among others.
3.50% First Lien Senior Notes due 2029
On November 9, 2020, the Borrowers entered into an indenture (the “3.50% First Lien Senior Notes Indenture”) in connection with the issuance of $750 million of 3.50% first lien notes due February 15, 2029 (the “3.50% First Lien Senior Notes due 2029”). No principal payments are due until maturity and interest is paid semi-annually. The proceeds from the offering of the 3.50% First Lien Senior Notes due 2029, together with cash on hand, were used to redeem $725 million of the 4.25% First Lien Senior Notes due 2024 and pay related redemption premiums, fees and expenses. In connection with the issuance of the 3.50% First Lien Senior Notes due 2029, we capitalized approximately $7 million in debt issuance costs. In connection with the redemption of the 4.25% First Lien

Senior Notes due 2024, we recorded a loss on early extinguishment of debt of $19 million that primarily reflects the payment of premiums to redeem the notes and the write-off of unamortized debt issuance costs.
Obligations under the 3.50% First Lien Senior Notes due 2029 are guaranteed on a senior secured basis, jointly and severally, by the Note Guarantors. The 3.50% First Lien Senior Notes due 2029 are first lien senior secured obligations and rank equal in right of payment with all of the existing and future first lien senior debt of the Borrowers and Note Guarantors, including borrowings and guarantees of the Credit Facilities.
Our 3.50% First Lien Senior Notes due 2029 may be redeemed in whole or in part, on or after February 15, 2024 at the redemption prices set forth in the 3.50% First Lien Senior Notes Indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 3.50% First Lien Senior Notes Indenture also contains optional redemption provisions related to tender offers, change of control and equity offerings, among others.
4.375% Second Lien Senior Notes due 2028
On November 19, 2019, the Borrowers entered into an indenture (the “4.375% Second Lien Senior Notes Indenture”) in connection with the issuance of $750 million of 4.375% second lien senior notes due January 15, 2028 (the “4.375% Second Lien Senior Notes due 2028”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 4.375% Second Lien Senior Notes due 2028, together with cash on hand, were used to repay $720 million of the Term Loan B outstanding aggregate principal balance and to pay related fees and expenses in connection with the fourth amendment to our credit agreement. In connection with the issuance of the 4.375% Second Lien Senior Notes due 2028, we capitalized approximately $6 million in debt issuance costs.
Obligations under the 4.375% Second Lien Senior Notes due 2028 are guaranteed on a second priority senior secured basis, jointly and severally, by the Note Guarantors. The 4.375% Second Lien Senior Notes due 2028 are second lien senior secured obligations and rank equal in right of payment with all of the existing and future senior debt of the Borrowers and Note Guarantors, including borrowings and guarantees of the Credit Facilities, and effectively subordinated to all of the existing and future first lien senior debt of the Borrowers and Note Guarantors.
Our 4.375% Second Lien Senior Notes due 2028 may be redeemed in whole or in part, on or after November 15, 2022 at the redemption prices set forth in the 4.375% Second Lien Senior Notes Indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 4.375% Second Lien Senior Notes Indenture also contains redemption provisions related to tender offers, change of control and equity offerings, among others.
4.00% Second Lien Senior Notes due 2030
During 2020, the Borrowers entered into an indenture (the “4.00% Second Lien Senior Notes Indenture”) in connection with the issuance of $2,900 million of 4.00% second lien notes due October 15, 2030 (the “4.00% Second Lien Senior Notes due 2030”). No principal payments are due until maturity and interest is paid semi-annually. The proceeds from the offering of the 4.00% Second Lien Senior Notes due 2030 were used to redeem the entire outstanding principal balance of $2,800 million of 5.00% second lien senior notes due October 15, 2025 (the “5.00% Second Lien Senior Notes due 2025”), pay related redemption premiums, fees and expenses. In connection with the issuance of the 4.00% Second Lien Senior Notes due 2030, we capitalized approximately $26 million in debt issuance costs. In connection with the full redemption of the 5.00% Second Lien Senior Notes due 2025, we recorded a loss on early extinguishment of debt of $79 million that primarily reflects the payment of premiums to redeem the notes and the write-off of unamortized debt issuance costs.
Obligations under the 4.00% Second Lien Senior Notes due 2030 are guaranteed on a second priority senior secured basis, jointly and severally, by the Note Guarantors. The 4.00% Second Lien Senior Notes due 2030 are second lien senior secured obligations and rank equal in right of payment will all of the existing and future senior debt of the Borrowers and Note Guarantors and effectively subordinated to all of the existing and future first lien senior debt of the Borrowers and Note Guarantors.
Our 4.00% Second Lien Senior Notes due 2030 may be redeemed in whole or in part, on or after October 15, 2025 at the redemption prices set forth in the 4.00% Second Lien Senior Notes Indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 4.00% Second Lien Senior Notes Indenture also contains optional redemption provisions related to tender offers, change of control and equity offerings, among others.
Restrictions and Covenants
Our Credit Facilities, as well as the 3.875% First Lien Senior Notes Indenture, 5.75% First Lien Senior Notes Indenture, 3.50% First Lien Senior Notes Indenture, 4.375% Second Lien Senior Notes Indenture and 4.00% Second Lien Senior Notes Indenture (all together the “Senior Notes Indentures”) contain a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability and the ability of certain of our subsidiaries to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock;

make investments, loans and advances; pay or modify the terms of certain indebtedness; and engage in certain transactions with affiliates. In addition, under the Credit Facilities, the Borrowers are not permitted to exceed a first lien senior secured leverage ratio of 6.50 to 1.00 when, as of the end of any fiscal quarter beginning with the first fiscal quarter of 2020, (1) any amounts are outstanding under the Term Loan A and/or (2) the sum of (i) the amount of letters of credit outstanding exceeding $50 million (other than those that are cash collateralized); (ii) outstanding amounts under the Revolving Credit Facility and (iii) outstanding amounts of swing line loans, exceeds 30.0% of the commitments under the Revolving Credit Facility. The Fifth Amendment provides that for periods ended September 30, 2021 and December 31, 2021, to determine compliance with the net first lien senior secured leverage ratio, we are permitted to annualize the Adjusted EBITDA (as defined in the Credit Agreement) for the three months ended September 30, 2021 and six months ended December 31, 2021, respectively, in lieu of calculating the ratio based on Adjusted EBITDA for the prior four quarters.
The restrictions under the Credit Facilities and the Senior Notes Indentures have resulted in substantially all of our consolidated assets being restricted.
As of December 31, 2021, we were in compliance with applicable financial debt covenants under the Credit Facilities and the Senior Notes Indentures and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of December 31, 2021, we had outstanding C$214 million under the TH Facility with a weighted average interest rate of 1.85%.
RE Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of $50 million with a maturity date of October 12, 2028 (the “RE Facility”). The interest rate applicable to the RE Facility is, at our option, either (i) a base rate, subject to a floor of 0.50%, plus an applicable margin of 0.50% or (ii) Adjusted Term SOFR (Adjusted Term SOFR is calculated as Term SOFR plus a margin based on duration), subject to a floor of 0.00%, plus an applicable margin of 1.50%. Obligations under the RE Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the RE Facility are secured by certain parcels of real estate. As of December 31, 2021, we had no amounts outstanding under the RE Facility.
Debt Issuance Costs
During 2021, 2020 and 2019, we incurred aggregate deferred financing costs of $19 million, $43 million and $50 million, respectively.
Loss on Early Extinguishment of Debt
During 2021, we recorded an $11 million loss on early extinguishment of debt that primarily reflects the payment of redemption premiums and the write-off of unamortized debt issuance costs in connection with the redemption of the remaining $775 million principal amount outstanding of the 4.25% First Lien Senior Notes due 2024. During 2020, we recorded a $98 million loss on early extinguishment of debt that primarily reflects the payment of premiums and the write-off of unamortized debt issuance costs in connection with the full redemption of the 5.00% Second Lien Senior Notes due 2025 and the partial redemption of the 4.25% First Lien Senior Notes due 2024. During 2019, we recorded a $23 million loss on early extinguishment of debt, which primarily reflects the write-off of unamortized debt issuance costs and discounts in connection with the prepayment and refinancing of the Term Loan B and the redemption of the entire outstanding principal balance of the 4.625% first lien secured notes due January 15, 2022.
Maturities
The aggregate maturities of our long-term debt as of December 31, 2021 are as follows (in millions):

Year Ended December 31,	Principal Amount
2022	$62
2023	98
2024	108
2025	750
2026	6,148
Thereafter	5,950
Total	$13,116
Interest Expense, net
Interest expense, net consists of the following (in millions):

	2021	2020	2019
Debt (a)	$461	$471	$503
Finance lease obligations	20	20	20
Amortization of deferred financing costs and debt issuance discount	27	26	29
Interest income	(3)	(9)	(20)
Interest expense, net	$505	$508	$532
(a)Amount includes $45 million, $69 million and $70 million benefit during 2021, 2020 and 2019, respectively, related to the quarterly net settlements of our cross-currency rate swaps and amortization of the Excluded Component as defined in Note 12, Derivatives.

Note 10. Leases
As of December 31, 2021, we leased or subleased 5,069 restaurant properties to franchisees and 164 non-restaurant properties to third parties under operating leases, direct financing leases and sales-type leases where we are the lessor. Initial lease terms generally range from 10 to 20 years. Most leases to franchisees provide for fixed monthly payments and many provide for future rent escalations and renewal options. Certain leases also include provisions for variable rent, determined as a percentage of sales, generally when annual sales exceed specific levels. Lessees typically bear the cost of maintenance, insurance and property taxes.
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
Company as Lessor
Assets leased to franchisees and others under operating leases where we are the lessor and which are included within our property and equipment, net are as follows (in millions):

	As of December 31,
	2021	2020
Land	$899	$892
Buildings and improvements	1,180	1,146
Restaurant equipment	18	19
	2,097	2,057
Accumulated depreciation and amortization	(587)	(534)
Property and equipment leased, net	$1,510	$1,523
Our net investment in direct financing and sales-type leases is as follows (in millions):

	As of December 31,
	2021	2020
Future rents to be received:
Future minimum lease receipts	$113	$87
Contingent rents (a)	7	12
Estimated unguaranteed residual value	5	7
Unearned income	(40)	(34)
	85	72
Current portion included within accounts receivables	(5)	(6)
Net investment in property leased to franchisees	$80	$66
(a)Amounts represent estimated contingent rents recorded in connection with the acquisition method of accounting.
During 2021 and 2020, we offered rent relief programs for eligible TH and BK franchisees who lease property from us, under which we temporarily converted the rent structure from a combination of fixed plus variable rent to 100% variable rent (the “rent relief programs”). The rent relief program concluded for BK franchisees during the three months ended September 30, 2020 and the rent relief program was extended through the end of 2021 for eligible TH franchisees.

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
Property revenues are comprised primarily of rental income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	2021	2020	2019
Rental income:
Minimum lease payments	$455	$445	$448
Variable lease payments	329	262	370
Amortization of favorable and unfavorable income lease contracts, net	3	6	7
Subtotal - lease income from operating leases	787	713	825
Earned income on direct financing and sales-type leases	6	5	8
Total property revenues	$793	$718	$833

Company as Lessee
Lease cost and other information associated with these lease commitments is as follows (in millions):
Lease Cost (Income)

	2021	2020	2019
Operating lease cost	$202	$199	$210
Operating lease variable lease cost	193	177	198
Finance lease cost:
Amortization of right-of-use assets	31	29	27
Interest on lease liabilities	20	20	20
Sublease income	(587)	(534)	(631)
Total lease cost (income)	$(141)	$(109)	$(176)
Lease Term and Discount Rate as of December 31, 2021 and 2020

	As of December 31,
	2021	2020
Weighted-average remaining lease term (in years):
Operating leases	10.1 years	10.5 years
Finance leases	11.4 years	11.3 years
Weighted-average discount rate:
Operating leases	5.5%	5.9%
Finance leases	6.0%	6.5%

Other Information for 2021, 2020 and 2019

	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$200	$200	$194
Operating cash flows from finance leases	$20	$20	$20
Financing cash flows from finance leases	$31	$29	$26
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease obligations	$52	$59	$18
Right-of-use assets obtained in exchange for new operating lease obligations	$133	$118	$163

As of December 31, 2021, future minimum lease receipts and commitments are as follows (in millions):

	Lease Receipts		Lease Commitments (a)
	Direct Financing and Sales-Type Leases	Operating Leases	Finance Leases	Operating Leases
2022	$8	$404	$52	$197
2023	8	382	50	186
2024	7	350	48	173
2025	7	316	45	158
2026	7	278	41	140
Thereafter	76	1,374	262	675
Total minimum receipts / payments	$113	$3,104	498	1,529
Less amount representing interest			(131)	(319)
Present value of minimum lease payments			367	1,210
Current portion of lease obligations			(34)	(140)
Long-term portion of lease obligations			$333	$1,070
(a)Minimum lease payments have not been reduced by minimum sublease rentals of $1,953 million due in the future under non-cancelable subleases.

Note 11. Income Taxes
Income before income taxes, classified by source of income (loss), is as follows (in millions):

	2021	2020	2019
Canadian	$457	$200	$685
Foreign	906	616	767
Income before income taxes	$1,363	$816	$1,452

Income tax (benefit) expense attributable to income from continuing operations consists of the following (in millions):

	2021	2020	2019
Current:
Canadian	$16	$45	$47
U.S. Federal	(10)	125	122
U.S. state, net of federal income tax benefit	25	26	20
Other Foreign	84	78	94
	$115	$274	$283
Deferred:
Canadian	$32	$(67)	$43
U.S. Federal	(37)	(82)	8
U.S. state, net of federal income tax benefit	(7)	(27)	—
Other Foreign	7	(32)	7
	$(5)	$(208)	$58
Income tax expense (benefit)	$110	$66	$341
The statutory rate reconciles to the effective income tax rate as follows:

	2021	2020	2019
Statutory rate	26.5%	26.5%	26.5%
Costs and taxes related to foreign operations	3.5	9.6	4.7
Foreign exchange gain (loss)	—	0.5	0.1
Foreign tax rate differential	(13.9)	(15.6)	(10.8)
Change in valuation allowance	1.1	1.2	0.5
Change in accrual for tax uncertainties	(7.4)	3.9	5.0
Intercompany financing	(3.5)	(6.1)	(2.4)
Impact of Tax Act	—	(7.8)	(0.1)
Swiss Tax Reform	—	(5.1)	1.1
Benefit from stock option exercises	(0.8)	(0.3)	(2.2)
Litigation settlements and reserves	1.4	—	—
Other	1.2	1.2	1.1
Effective income tax rate	8.1%	8.0%	23.5%
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
Income tax (benefit) expense allocated to continuing operations and amounts separately allocated to other items was (in millions):

	2021	2020	2019
Income tax (benefit) expense from continuing operations	$110	$66	$341
Cash flow hedge in accumulated other comprehensive income (loss)	72	(64)	(23)
Net investment hedge in accumulated other comprehensive income (loss)	(15)	(60)	(32)
Foreign Currency Translation in accumulated other comprehensive income (loss)	(4)	12	—
Pension liability in accumulated other comprehensive income (loss)	3	(3)	(1)
Total	$166	$(49)	$285
The significant components of deferred income tax (benefit) expense attributable to income from continuing operations are as follows (in millions):

	2021	2020	2019
Deferred income tax (benefit) expense	$(22)	$(230)	$30
Change in valuation allowance	14	22	7
Change in effective Canadian income tax rate	—	—	(1)
Change in effective U.S. state income tax rate	3	1	6
Change in effective foreign income tax rate	—	(1)	16
Total	$(5)	$(208)	$58

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in millions):

	As of December 31,
	2021	2020
Deferred tax assets:
Accounts and notes receivable	$4	$6
Accrued employee benefits	48	54
Leases	115	114
Operating lease liabilities	317	323
Liabilities not currently deductible for tax	346	310
Tax loss and credit carryforwards	517	547
Derivatives	164	225
Other	(1)	9
Total gross deferred tax assets	1,510	1,588
Valuation allowance	(356)	(364)
Net deferred tax assets	1,154	1,224
Less deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	15	35
Intangible assets	1,751	1,747
Leases	129	114
Operating lease assets	295	311
Statutory impairment	29	30
Outside basis difference	38	46
Total gross deferred tax liabilities	2,257	2,283
Net deferred tax liability	$1,103	$1,059
The valuation allowance had a net decrease of $8 million during 2021 primarily due to the change in estimates related to derivatives and the utilization of foreign tax credits and capital losses.
Changes in the valuation allowance are as follows (in millions):

	2021	2020	2019
Beginning balance	$364	$329	$325
Change in estimates recorded to deferred income tax expense	14	19	8
Changes in losses and credits	—	3	(2)
(Reductions) additions related to other comprehensive income	(22)	13	(2)
Ending balance	$356	$364	$329

The gross amount and expiration dates of operating loss and tax credit carry-forwards as of December 31, 2021 are as follows (in millions):

	Amount	Expiration Date
Canadian net operating loss carryforwards	$728	2036-2041
Canadian capital loss carryforwards	866	Indefinite
Canadian tax credits	3	2023-2036
U.S. state net operating loss carryforwards	680	2022-2041
U.S. capital loss carryforwards	16	2040
U.S. foreign tax credits	112	2022-2031
Other foreign net operating loss carryforwards	207	Indefinite
Other foreign net operating loss carryforwards	77	2022-2038
Other foreign capital loss carryforward	30	Indefinite
Total	$2,719
We are generally permanently reinvested on any potential outside basis differences except for unremitted earning and profits and thus do not record a deferred tax liability for such outside basis differences. To the extent of unremitted earning and profits, we generally review various factors including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity and expected cash requirements to fund our various obligations and record deferred taxes to the extent we expect to distribute. We will continue to monitor available evidence and our plans for foreign earnings and expect to continue to provide any applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of amounts not considered permanently reinvested.
We had $437 million and $497 million of unrecognized tax benefits at December 31, 2021 and December 31, 2020, respectively, which if recognized, would favorably affect the effective income tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2021	2020	2019
Beginning balance	$497	$506	$441
Additions for tax positions related to the current year	9	9	9
Additions for tax positions of prior years	23	7	56
Reductions for tax positions of prior year	(5)	(25)	—
Additions for settlement	7	—	—
Reductions due to statute expiration	(94)	—	—
Ending balance	$437	$497	$506
Although the timing of the resolution, settlement, and closure of any audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. During the twelve months beginning January 1, 2022, it is reasonably possible we will reduce unrecognized tax benefits by up to approximately $328 million due to the expiration of statutes of limitations, anticipated closure of various tax matters currently under examination, and settlements with tax authorities all being possibly impacted in multiple jurisdictions.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties was $121 million and $123 million at December 31, 2021 and 2020, respectively. Potential interest and penalties associated with uncertain tax positions in various jurisdictions recognized was $2 million during 2021, $31 million during 2020 and $41 million during 2019. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file income tax returns with Canada and its provinces and territories. Generally, we are subject to routine examinations by the Canada Revenue Agency (“CRA”). The CRA is conducting examinations of the 2015 through 2016 taxation years. Additionally, income tax returns filed with various provincial jurisdictions are generally open to examination for periods up to six years subsequent to the filing of the respective return.

We also file income tax returns, including returns for our subsidiaries, with U.S. federal, U.S. state, and other foreign jurisdictions. We are subject to routine examination by taxing authorities in the U.S. jurisdictions, as well as other foreign tax jurisdictions. None of the other foreign jurisdictions have been individually material. Taxable years 2014 through 2017 for our U.S. companies for U.S. federal income tax purposes closed in 2021 without material adjustments. Prior taxable years of such U.S. companies are closed for U.S. federal income tax purposes. We have various U.S. state and other foreign income tax returns in the process of examination. From time to time, these audits result in proposed assessments where the ultimate resolution may result in owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
Note 12. Derivative Instruments
Disclosures about Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges and derivatives designated as net investment hedges. We use derivatives to manage our exposure to fluctuations in interest rates and currency exchange rates.
Interest Rate Swaps
At December 31, 2021, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities, including any subsequent refinancing or replacement of the Term Loan Facilities, beginning August 31, 2021 through the termination date of October 31, 2028. Additionally, at December 31, 2021, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
During 2021, we extended the maturity of our $3,500 million receive-variable, pay-fixed interest rate swaps. The extension of the term resulted in a de-designation and re-designation of the interest rate swaps and the swaps continue to be accounted for as a cash flow hedge for hedge accounting. In connection with the de-designation, we recognized a net unrealized loss of $143 million in AOCI and this amount gets reclassified into Interest expense, net as the original forecasted transaction affects earnings. The amount of pre-tax losses in connection with this net unrealized loss in AOCI as of December 31, 2021 that we expect to be reclassified into interest expense within the next 12 months is $28 million.
We had previously extended the term of our $3,500 million receive-variable, pay-fixed interest rate swaps in 2019 to align the maturity date of the interest rate swaps with the new maturity date of our Term Loan B. The extension of the term resulted in a de-designation and re-designation of the interest rate swaps and the swaps continue to be accounted for as a cash flow hedge for hedge accounting. In connection with the de-designation, we recognized a net unrealized loss of $213 million in AOCI and this amount gets reclassified into Interest expense, net as the original forecasted transaction affects earnings. The amount of pre-tax losses in connection with this net unrealized loss in AOCI as of December 31, 2021 that we expect to be reclassified into interest expense within the next 12 months is $50 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At December 31, 2021, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At December 31, 2021, we had outstanding fixed-to-fixed cross-currency rate swaps to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. These swaps are contracts to exchange quarterly fixed-rate interest payments we make on the Canadian dollar notional amount of C$6,754 million for quarterly fixed-rate interest payments we receive on the U.S. dollar notional amount of $5,000 million through the maturity date of June 30, 2023.

At December 31, 2021, we had outstanding cross-currency rate swaps in which we pay quarterly fixed-rate interest payments on the Euro notional amount of €1,108 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional amount of $1,200 million. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge. During 2018, we extended the term of the swaps from March 31, 2021 to the maturity date of February 17, 2024. The extension of the term resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, at December 31, 2021, we also had outstanding cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $400 million, entered during 2018, and $500 million, entered during 2019, through the maturity date of February 17, 2024 and $150 million, entered during 2021, through the maturity date of October 31, 2028. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge.
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
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At December 31, 2021, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $171 million with maturities to February 2023. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	2021	2020	2019
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$132	$(333)	$(102)
Forward-currency contracts	$—	$(2)	$(4)
Derivatives designated as net investment hedges
Cross-currency rate swaps	$96	$(302)	$(118)
(1) We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		2021	2020	2019
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$(125)	$(102)	$(26)
Forward-currency contracts	Cost of sales	$(7)	$2	$5

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		2021	2020	2019
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$45	$69	$70

	Fair Value as of December 31,
	2021	2020	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Foreign currency	$2	$—	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	23	—	Other assets, net
Total assets at fair value	$25	$—

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	$220	$430	Other liabilities, net
Foreign currency	—	5	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	355	434	Other liabilities, net
Total liabilities at fair value	$575	$869

Note 13. Shareholders’ Equity
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
Noncontrolling Interests
We reflect a noncontrolling interest which primarily represents the interests of the holders of Partnership exchangeable units in Partnership that are not held by RBI. The holders of Partnership exchangeable units held an economic interest of approximately 31.9% and 33.7% in Partnership common equity through the ownership of 144,993,458 and 155,113,338 Partnership exchangeable units as of December 31, 2021 and 2020, respectively.
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
During 2021, Partnership exchanged 10,119,880 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging 10,119,880 Partnership exchangeable units for the same number of newly issued RBI common shares. During 2020, Partnership exchanged 10,393,861 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by repurchasing 6,757,692 Partnership exchangeable units for approximately $380 million in cash and exchanging 3,636,169 Partnership exchangeable units for the same number of newly issued RBI common shares. During 2019, Partnership exchanged 42,016,392 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging 42,016,392 Partnership exchangeable units for the same number of newly issued RBI common shares. The exchanges represented increases in our ownership interest in Partnership and were accounted for as equity transactions, with no gain or loss recorded in the consolidated statements of operations. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was cancelled concurrently with the exchange.
Share Repurchase
On July 28, 2021, our Board of Directors approved a share repurchase program that allows us to purchase up to $1,000 million of our common shares until August 10, 2023. During 2021, we repurchased and cancelled 9,247,648 common shares for $551 million.

Accumulated Other Comprehensive Income (Loss)
The following table displays the change in the components of AOCI (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2018	$253	$(15)	$(1,038)	$(800)
Foreign currency translation adjustment	—	—	409	409
Net change in fair value of derivatives, net of tax	(163)	—	—	(163)
Amounts reclassified to earnings of cash flow hedges, net of tax	15	—	—	15
Pension and post-retirement benefit plans, net of tax	—	(2)	—	(2)
Amounts attributable to noncontrolling interests	94	(2)	(314)	(222)
Balances at December 31, 2019	199	(19)	(943)	(763)
Foreign currency translation adjustment	—	—	332	332
Net change in fair value of derivatives, net of tax	(486)	—	—	(486)
Amounts reclassified to earnings of cash flow hedges, net of tax	73	—	—	73
Pension and post-retirement benefit plans, net of tax	—	(16)	—	(16)
Amounts attributable to noncontrolling interests	145	5	(144)	6
Balances at December 31, 2020	(69)	(30)	(755)	(854)
Foreign currency translation adjustment	—	—	(67)	(67)
Net change in fair value of derivatives, net of tax	207	—	—	207
Amounts reclassified to earnings of cash flow hedges, net of tax	96	—	—	96
Pension and post-retirement benefit plans, net of tax	—	15	—	15
Amounts attributable to noncontrolling interests	(98)	(6)	(3)	(107)
Balances at December 31, 2021	$136	$(21)	$(825)	$(710)

Note 14. Share-based Compensation
Our Amended and Restated 2014 Omnibus Incentive Plan (the “Omnibus Plan”) provides for the grant of awards to employees, directors, consultants and other persons who provide services to us and our affiliates. We also have some outstanding awards under legacy plans for BK and TH, which were assumed in connection with the merger and amalgamation of those entities within the RBI group. No new awards may be granted under these legacy BK plans or legacy TH plans.
We are currently issuing awards under the Omnibus Plan and the number of shares available for issuance under such plan as of December 31, 2021 was 10,122,551. The Omnibus Plan permits the grant of several types of awards with respect to our common shares, including stock options, time-vested RSUs, and performance-based RSUs, which may include Company and/or individual performance based-vesting conditions. Under the terms of the Omnibus Plan, RSUs are entitled to dividend equivalents, unless otherwise noted. Dividend equivalents are not distributed unless the related awards vest. Upon vesting, the amount of the dividend equivalent, which is distributed in additional RSUs, except in the case of RSUs awarded to non-management members of our board of directors, is equal to the equivalent of the aggregate dividends declared on common shares during the period from the date of grant of the award compounded until the date the shares underlying the award are delivered.
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

Share-based compensation expense consists of the following for the periods presented (in millions):

	2021	2020	2019
Total share-based compensation expense - Stock options and RSUs (a)(b)	$88	$74	$68

(a)Includes $2 million, $3 million, and $4 million due to modification of awards in 2021, 2020 and 2019, respectively.
(b)Generally classified as general and administrative expenses in the consolidated statements of operations.
As of December 31, 2021, total unrecognized compensation cost related to share-based compensation arrangements was $189 million and is expected to be recognized over a weighted-average period of approximately 2.6 years.
The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of stock option awards at the grant date:

	2021	2020	2019
Risk-free interest rate	1.29%	1.29%	1.82%
Expected term (in years)	5.88	5.88	6.19
Expected volatility	23.9%	23.9%	25.5%
Expected dividend yield	3.14%	3.14%	3.09%
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
The following is a summary of stock option activity under our plans for the year ended December 31, 2021:

	Total Number of Options (in 000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value (a) (in 000’s)	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2021	8,202	$51.86
Granted	15	$65.11
Exercised	(1,594)	$37.83
Forfeited	(416)	$63.00
Outstanding at December 31, 2021	6,207	$54.80	$48,468	5.6
Exercisable at December 31, 2021	1,961	$39.68	$41,255	3.3
Vested or expected to vest at December 31, 2021	5,671	$54.10	$47,650	5.5

(a)The intrinsic value represents the amount by which the fair value of our stock exceeds the option exercise price at December 31, 2021.
The weighted-average grant date fair value per stock option granted was $10.15, $10.38, and $11.83 during 2021, 2020 and 2019, respectively. The total intrinsic value of stock options exercised was $46 million during 2021, $55 million during 2020, and $200 million during 2019.

The fair value of the time-vested RSUs and performance-based RSUs is based on the closing price of the Company’s common shares on the trading day preceding the date of grant. During 2021, the Company granted total shareholder return (“TSR”) performance-based RSUs that vest over a three year period based on the achievement of contractually defined total shareholder return targets with respect to the S&P 500 Index. The fair value of the TSR awards was based on a Monte Carlo Simulation valuation model and we expense these market condition awards over the vesting period regardless of the value that the award recipients ultimately receive. Time-vested RSUs and performance-based RSUs awarded prior to 2021 generally cliff vest five years from the original grant date. Time-vested RSUs granted in 2021 generally vest 25% per year over four years and performance-based RSUs granted in 2021 cliff vest three years from the original grant date. The Company has awarded a limited number of time-vested RSUs that proportionally vest over a period shorter than four years. Time-vested RSUs are expensed over the vesting period. Performance-based RSUs are expensed over the vesting period, based upon the probability that the performance target will be met. We grant fully vested RSUs, with dividend equivalent rights that accrue in cash, to non-employee members of our board of directors in lieu of a cash retainer and committee fees. All such RSUs will settle and common shares of the Company will be issued upon termination of service by the board member.
Starting in 2021, the time-vested RSUs generally vest 25% per year on December 31st over four years from the grant date and performance-based RSUs generally cliff vest three years from the grant date (the starting date for the applicable vesting period is referred to as the “Anniversary Date”). For grants prior to 2021, if the employee is terminated for any reason within the first two years of the Anniversary Date, 100% of the time-vested RSUs granted will be forfeited. If we terminate the employment of a time-vested RSU holder without cause two years after the Anniversary Date, or if the employee retires, the employee will become vested in the number of time-vested RSUs as if the time-vested RSUs vested 20% for each year after the Anniversary Date. For grants prior to 2021, if the employee is terminated for any reason within the first three years of the Anniversary Date, 100% of the performance-based RSUs granted will be forfeited. If we terminate the employment of a performance-based RSU holder without cause between three and five years after the Anniversary Date, or if the employee retires, the employee will become vested in 50% of the performance-based RSUs. For grants of time-vested RSUs beginning in 2021, if the employee is terminated for any reason prior to any vesting date, the employee will forfeit all of the RSUs that are unvested at the time of termination. For grants of performance-based RSUs beginning in 2021, if the employee is terminated within the first two years of the Anniversary Date, 100% of the performance-based RSUs will be forfeited. If we terminate the employment of a performance-based RSU holder without cause two years after the Anniversary Date, or if the employee retires, the employee will become vested in 67% of the performance-based RSUs that are earned based on the performance criteria. An alternate ratable vesting schedule applies to the extent the participant ends employment by reason of death or disability.
The following is a summary of time-vested RSUs and performance-based RSUs activity for the year ended December 31, 2021:

	Time-vested RSUs		Performance-based RSUs
	Total Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value	Total Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	1,761	$49.99	4,869	$56.96
Granted	1,566	$60.97	425	$57.60
Vested and settled	(455)	$39.54	(1,189)	$38.07
Dividend equivalents granted	68	$—	133	$—
Forfeited	(176)	$61.98	(343)	$67.36
Outstanding at December 31, 2021	2,764	$57.47	3,895	$62.09
The weighted-average grant date fair value of time-vested RSUs granted was $65.20 and $64.82 during 2020 and 2019, respectively. The weighted-average grant date fair value of performance-based RSUs granted was $62.69 and $65.54 during 2020 and 2019, respectively. The total fair value, determined as of the date of vesting, of RSUs vested and converted to common shares of the Company during 2021, 2020 and 2019 was $99 million, $21 million and $8 million, respectively.

Note 15. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We classify these contract liabilities as Other liabilities, net in our consolidated balance sheets. The following table reflects the change in contract liabilities by segment and on a consolidated basis between December 31, 2020 and December 31, 2021 (in millions):

Contract Liabilities	TH	BK	PLK	Consolidated
Balance at December 31, 2020	$62	$427	$39	$528
Recognized during period and included in the contract liability balance at the beginning of the year	(9)	(44)	(4)	(57)
Increase, excluding amounts recognized as revenue during the period	12	40	21	73
Impact of foreign currency translation	—	(13)	—	(13)
Balance at December 31, 2021	$65	$410	$56	$531
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) by segment and on a consolidated basis as of December 31, 2021 (in millions):

Contract liabilities expected to be recognized in	TH	BK	PLK	Consolidated
2022	$10	$34	$4	$48
2023	9	33	4	46
2024	9	32	4	45
2025	8	32	4	44
2026	6	31	3	40
Thereafter	23	248	37	308
Total	$65	$410	$56	$531
Disaggregation of Total Revenues
Total revenues consist of the following (in millions):

	2021	2020	2019
Sales	$2,378	$2,013	$2,362
Royalties	1,561	1,327	1,459
Property revenues	793	718	833
Franchise fees and other revenue	98	76	89
Advertising revenues	909	834	860
Total revenues	$5,739	$4,968	$5,603

Note 16. Other Operating Expenses (Income), net
Other operating expenses (income), net, consist of the following (in millions):

	2021	2020	2019
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$2	$6	$7
Litigation settlements and reserves, net	81	7	2
Net losses (gains) on foreign exchange	(76)	100	(15)
Other, net	—	(8)	(4)
Other operating expenses (income), net	$7	$105	$(10)
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
Litigation settlements and reserves, net primarily reflects accruals and payments made and proceeds received in connection with litigation and arbitration matters and other business disputes.
In early 2022, we entered into negotiations to resolve business disputes that arose during 2021 with counterparties to the master franchise agreements for Burger King and Popeyes in China. Based on these discussions, we expect to agree to pay approximately $100 million in 2022, including $72 million that is included in Litigation settlements and reserves, net for 2021. Remaining amounts primarily will be recorded as an equity method investment when made.
Net losses (gains) on foreign exchange are primarily related to revaluation of foreign denominated assets and liabilities.
Note 17. Commitments and Contingencies
Letters of Credit
As of December 31, 2021, we had $12 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Of these letters of credit outstanding, $2 million are secured by the collateral under our Revolving Credit Facility and the remainder are secured by cash collateral. As of December 31, 2021, no amounts had been drawn on any of these irrevocable standby letters of credit.
Purchase Commitments
We have arrangements for information technology and telecommunication services with an aggregate contractual obligation of $33 million over the next three years, some of which have early termination fees. We also enter into commitments to purchase advertising. As of December 31, 2021, these commitments totaled $194 million and run through 2025.
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
In July 2019, a class action complaint was filed against The TDL Group Corp. (“TDL”) in the Supreme Court of British Columbia by Samir Latifi, individually and on behalf of all others similarly situated. The complaint alleges that TDL violated the Canadian Competition Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Tim Hortons franchisees are required to sign. The plaintiff seeks damages and restitution, on behalf of himself and other members of the class. In February 2021, TDL filed and served an application to strike which was heard in May 2021. The court struck the substantial points, including: the claim related to the Canadian Competition Act, the unlawful conspiracy claim, and the claim for unjust enrichment. While we currently believe this claim is without merit, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
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
On October 26, 2020, City of Warwick Municipal Employees Pension Fund, a purported stockholder of Restaurant Brands International Inc., individually and putatively on behalf of all other stockholders similarly situated, filed a lawsuit in the Supreme Court of the State of New York County of New York naming RBI and certain of our officers, directors and shareholders as defendants alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with certain offerings of securities by an affiliate in August and September 2019. The complaint alleges that the shelf registration statement used in connection with such offering contained certain false and/or misleading statements or omissions. The complaint seeks, among other relief, class certification of the lawsuit, unspecified compensatory damages, rescission, pre-judgement and post-judgement interest, costs and expenses. On December 18, 2020 the plaintiffs filed an amended complaint and on February 16, 2021 RBI filed a motion to dismiss the complaint. The plaintiffs filed a brief in opposition to the motion on April 19, 2021 and RBI filed a reply in May 2021. The motion to dismiss is scheduled to be heard in March 2022. We intend to vigorously defend. While we believe these claims are without merit, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.

Note 18. Segment Reporting and Geographical Information
As stated in Note 1, Description of Business and Organization, we manage four brands. Under the Tim Hortons brand, we operate in the donut/coffee/tea category of the quick service segment of the restaurant industry. Under the Burger King brand, we operate in the fast food hamburger restaurant category of the quick service segment of the restaurant industry. Under the Popeyes brand, we operate in the chicken category of the quick service segment of the restaurant industry. Under the Firehouse Subs brand, we operate in the specialty subs category of the quick service segment of the restaurant industry. Our business generates revenue from the following sources: (i) franchise and advertising revenues, consisting primarily of royalties and advertising fund contributions based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (ii) property revenues from properties we lease or sublease to franchisees; and (iii) sales at restaurants owned by us (“Company restaurants”). In addition, our TH business generates revenue from sales to franchisees related to our supply chain operations, including manufacturing, procurement, warehousing and distribution, as well as sales to retailers. We manage each of our brands as an operating segment and each operating segment represents a reportable segment.
Our management structure and financial reporting is organized around our four brands, including the information regularly reviewed by our Chief Executive Officer, who is our Chief Operating Decision Maker. Therefore, we have four operating segments: (1) TH, which includes all operations of our Tim Hortons brand, (2) BK, which includes all operations of our Burger King brand, (3) PLK, which includes all operations of our Popeyes brand, and (4) FHS, which includes all operations of our Firehouse Subs brand. Our four operating segments represent our reportable segments. FHS revenues and segment income for the period from the acquisition date of December 15, 2021 through December 26, 2021 (the fiscal year end for FHS) are included in our consolidated statement of operations for 2021.
The following tables present revenues, by segment and by country, depreciation and amortization, (income) loss from equity method investments, and capital expenditures by segment (in millions):

	2021	2020	2019
Revenues by operating segment:
TH	$3,342	$2,810	$3,344
BK	1,813	1,602	1,777
PLK	579	556	482
FHS	5	—	—
Total	$5,739	$4,968	$5,603

Revenues by country (a):
Canada	$3,035	$2,546	$3,037
United States	2,005	1,889	1,930
Other	699	533	636
Total	$5,739	$4,968	$5,603

Depreciation and amortization:
TH	$132	$119	$112
BK	62	62	62
PLK	7	8	11
Total	$201	$189	$185

(Income) loss from equity method investments:
TH	$(13)	$(4)	$(7)
BK	17	43	(4)
Total	$4	$39	$(11)

Capital expenditures:
TH	$61	$92	$37
BK	34	18	20
PLK	11	7	5
Total	$106	$117	$62

(a)Only Canada and the United States represented 10% or more of our total revenues in each period presented.
Total assets by segment, and long-lived assets by segment and country are as follows (in millions):

	Assets		Long-Lived Assets
	As of December 31,		As of December 31,
	2021	2020	2021	2020
By operating segment:
TH	$13,995	$13,963	$1,963	$1,990
BK	4,946	5,334	1,137	1,128
PLK	2,563	2,525	141	131
FHS	1,103	—	4	—
Unallocated	639	955	—	—
Total	$23,246	$22,777	$3,245	$3,249
By country:
Canada			$1,670	$1,685
United States			1,556	1,539
Other			19	25
Total			$3,245	$3,249
Long-lived assets include property and equipment, net, finance and operating lease right of use assets, net and net investment in property leased to franchisees. Only Canada and the United States represented 10% or more of our total long-lived assets as of December 31, 2021 and December 31, 2020.
Our measure of segment income is Adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax (benefit) expense, and depreciation and amortization, adjusted to exclude (i) the non-cash impact of share-based compensation and non-cash incentive compensation expense, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, this included (i) non-recurring fees and expense incurred in connection with the Firehouse Subs acquisition consisting of professional fees and compensation related expenses (“FHS Transaction costs”); (ii) costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements, including services related to significant tax reform legislation, regulations and related restructuring initiatives (“Corporate restructuring and tax advisory fees”); and (iii) costs incurred in connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively, (“Office centralization and relocation costs”).

Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. A reconciliation of segment income to net income consists of the following (in millions):

	2021	2020	2019
Segment income:
TH	$997	$823	$1,122
BK	1,021	823	994
PLK	228	218	188
FHS	2	—	—
Adjusted EBITDA	2,248	1,864	2,304
Share-based compensation and non-cash incentive compensation expense	102	84	74
FHS Transaction costs	18	—	—
Corporate restructuring and tax advisory fees	16	16	31
Office centralization and relocation costs	—	—	6
Impact of equity method investments (a)	25	48	11
Other operating expenses (income), net	7	105	(10)
EBITDA	2,080	1,611	2,192
Depreciation and amortization	201	189	185
Income from operations	1,879	1,422	2,007
Interest expense, net	505	508	532
Loss on early extinguishment of debt	11	98	23
Income tax expense	110	66	341
Net income	$1,253	$750	$1,111

(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 19. Subsequent Events
Dividends
On January 5, 2022, we paid a cash dividend of $0.53 per common share to common shareholders of record on December 21, 2021. On such date, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.53 per exchangeable unit to holders of record on December 21, 2021.
On February 15, 2022, we announced that the board of directors had declared a cash dividend of $0.54 per common share for the first quarter of 2022. The dividend will be paid on April 6, 2022 to common shareholders of record on March 23, 2022. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.54 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
*****

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act) as of December 31, 2021. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
We are in the process of integrating Firehouse Subs into our overall internal control over financial reporting process.
Internal Control over Financial Reporting
Except as described above, the Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Pursuant to RBI’s Bonus Swap Program, RBI provides eligible employees, including its named executive officers, or NEOs, the ability to invest 25% or 50% of their net cash bonus into RBI common shares (“Investment Shares”) and leverage the investment through the issuance of matching restricted share units (“RSUs”). The matching RSUs vest ratably over four years on December 31 of each year, beginning the year of grant. All of the unvested matching RSUs will be forfeited if an NEO’s service (including service on the Board of Directors of RBI) is terminated for any reason (other than death or disability) prior to the date of vesting. If an NEO transfers any Investment Shares before the vesting date, he or she will forfeit 100% of the unvested matching RSUs. On December 13, 2021, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the 2022 bonus swap program on substantially the same terms as the 2021 bonus swap program.
On December 13, 2021, the Compensation Committee determined to increase the base salary of NEOs to address inflation and competitiveness. These changes will be effective March 1, 2022. For Mr. Cil, his base salary will increase from $950,000 to $990,000. For Mr. Dunnigan, his base salary will increase from $600,000 to $650,000. For Mr. Kobza, his base salary will increase from $800,000 to $840,000. For Mr. Schwan, his base salary will increase from $525,000 to $550,000 and additionally his target annual incentive percentage will increase from 120% to 130% based on internal equity considerations. For Mr. Siddiqui, his base salary will increase from $525,000 to $550,000.
On December 13, 2021, the Compensation Committee approved the 2022 Annual Bonus Program. For 2022 annual incentive, each of the NEOs will have 25% of the target based on achievement of individual metrics which may be earned from 0% up to 100% and 75% of the target based on a mix of comparable sales achievement, NRG achievement, and on organic Adjusted EBITDA achievement, each of which may be earned from a threshold of 50% to a maximum of 200%; with the weighting based on the applicable business unit. For corporate roles, the weighting is 15% NRG achievement, 20% comparable sales achievement and 40% organic adjusted EBITDA achievement. Overall, any annual incentive payout will require (1) achievement of the threshold amount of Adjusted EBITDA, (2) that individual achievement must also be earned at no less than 20% and (3) that certain general and administrative expense targets must be met. Additionally, annual incentives will be subject to a 30% reduction if the minimum free cash flow target established for the applicable year is not achieved.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item, other than the information regarding our executive officers set forth under the heading "Executive Officers of the Registrant" in Part I of this Form 10-K, required by Item 401 of Regulation S-K, is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after December 31, 2021. We refer to this proxy statement as the Definitive Proxy Statement.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding equity awards outstanding under our compensation plans as of December 31, 2021 was as follows (amounts in thousands, except per share data):

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	12,866	$54.80	10,123
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	12,866	$54.80	10,123
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
Our independent registered public accounting firm is KPMG LLP, Miami, FL, Auditor Firm ID: 185.
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

4.13(b)
Fourth Supplemental Indenture, dated as of July 6, 2021, by and among 1011778 B.C. Unlimited Liability Company, as issuer, New Red Finance, Inc., as co-issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.
Incorporated by reference to Exhibit 4.19 to the Form 8-K of Registrant filed on July 7, 2021.

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

10.10(l)
Incremental Facility Amendment No. 5 and Amendment No. 6, dated as of December 13, 2021, to the Credit Agreement, dated October 27, 2014 (as amended), by and among 1011778 B.C. Unlimited Liability Company, as parent borrower, New Red Finance, Inc., as subsidiary borrower, 1013421 B.C. Unlimited Liability Company, the other guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders party thereto.
Incorporated herein by reference to Exhibit 10.80 to the Form 8-K of Registrant filed on December 15, 2021.

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
Incorporated herein by reference to Exhibit 3.5 to the Form 8-K of Registrant filed on December 12, 2014.

10.13	Restaurant Brands International Inc. Form of Director Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.13 to the Form 10-K of Registrant filed on March 2, 2015.

10.17(a)*	2012 Stock Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.3 to the Form S-8 of Registrant (File No. 333-200997).

10.17(b)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2012 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on August 9, 2012.

10.17(c)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2013 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on May 8, 2013.

10.17(d)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2014 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on August 6, 2014.

10.22*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Restaurant Brands International Inc. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.22 to the Form 10-Q of Registrant filed on May 5, 2015.

10.23*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Burger King Corporation and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.23 to the Form 10-Q of Registrant filed on May 5, 2015.

10.24*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between The TDL Group Corp. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.24 to the Form 10-Q of Registrant filed on May 5, 2015.

10.32*	Form of Non-Compete, Non-Solicitation and Confidentiality Agreement.	Incorporated herein by reference to Exhibit 10.32 to the Form 10-K of Registrant filed on February 23, 2021.

10.33*	Restaurant Brands International Inc. 2015 Employee Share Purchase Plan.	Incorporated herein by reference to Exhibit 10.30 to the Form S-8 of Registrant filed on September 1, 2015.

10.35(a)*	Form of Base Matching Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(a) to the Form 10-Q of Registrant filed on April 29, 2016.

10.35(b)*	Form of Additional Matching Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(b) to the Form 10-Q of Registrant filed on April 29, 2016.

10.35(c)*	Form of Performance Award Agreement under the 2014 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.35(c) to the Form 10-Q of Registrant filed on April 29, 2016.

10.35(d)*	Form of Stock Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(d) to the Form 10-Q of Registrant filed on April 29, 2016.

10.36*	Restaurant Brands International Inc. Amended and Restated 2014 Omnibus Incentive Plan, as amended.	Incorporated herein by reference to Exhibit 10.36 to the Form 10-Q of Registrant filed on August 1, 2018.

10.36(a)*	Form of Performance Award Agreement (TH) under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.73 to the Form 10-Q of Registrant filed on May 1, 2020.

10.36(b)*	Form Matching Restricted Stock Unit Agreement under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(b) to the Form 10-K of Registrant filed on February 23, 2021.

10.36(c)*	Form Amended Performance Unit Agreement under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(c) to the Form 10-K of Registrant filed on February 23, 2021.

10.36(d)*	Form Restricted Stock Unit Agreement under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(d) to the Form 10-K of Registrant filed on February 23, 2021.

10.36(e)*	Form Performance Awards Agreement (TSR) under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(e) to the Form 10-K of Registrant filed on February 23, 2021.

10.37*	Form of Restaurant Brands International Inc. Board Member Stock Option Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.37 to the Form 10-Q of Registrant filed on October 24, 2016.

10.38*	Restaurant Brands International Inc. U.S. Severance Pay Plan.	Incorporated herein by reference to Exhibit 10.38 to the Form 10-K of Registrant filed on February 17, 2017.

10.40*	Amendment No. 1 to Restaurant Brands International Inc. Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.39 to the Form 10-Q of Registrant filed on April 26, 2017.

10.41*	Form of Base Matching Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.40 to the Form 10-Q of Registrant filed on April 26, 2017.

10.42*	Form of Additional Matching Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.41 to the Form 10-Q of Registrant filed on April 26, 2017.

10.49(a)*	Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 by and between The TDL Group Corp. and Jill Granat.	Incorporated herein by reference to Exhibit 10.49(a) to the Form 10-Q of Registrant filed April 24, 2018.

10.49(b)*	Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 by and between Restaurant Brands International Inc. and Jill Granat.	Incorporated herein by reference to Exhibit 10.49(b) to the Form 10-Q of Registrant filed April 24, 2018.

10.49(c)*	Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 by and between Burger King Corporation and Jill Granat.	Incorporated herein by reference to Exhibit 10.49(c) to the Form 10-Q of Registrant filed April 24, 2018.

10.50*	Employment and Post-Employment Covenants Agreement dated as of January 22, 2018 by and between The TDL Group Corp. and Matthew Dunnigan.	Incorporated herein by reference to Exhibit 10.50 to the Form 10-Q of Registrant filed on April 29, 2019.

10.51*	Employment and Post-Employment Covenants Agreement dated as of January 22, 2018 by and between Restaurant Brands International Inc. and Matthew Dunnigan.	Incorporated herein by reference to Exhibit 10.51 to the Form 10-Q of Registrant filed on April 29, 2019.

10.52*	Employment and Post-Employment Covenants Agreement dated as of January 22, 2018 by and between Restaurant Brands International U.S. Services LLC and Matthew Dunnigan.	Incorporated herein by reference to Exhibit 10.52 to the Form 10-Q of Registrant filed on April 29, 2019.

10.53*	Employment and Post-Employment Covenants Agreement dated as of January 23, 2019 by and between The TDL Group Corp. and Jose E. Cil.	Incorporated herein by reference to Exhibit 10.53 to the Form 10-Q of Registrant filed on April 29, 2019.

10.54*	Employment and Post-Employment Covenants Agreement dated as of January 23, 2019 by and between Restaurant Brands International Inc. and Jose E. Cil.	Incorporated herein by reference to Exhibit 10.54 to the Form 10-Q of Registrant filed on April 29, 2019.

10.55*	Employment and Post-Employment Covenants Agreement dated as of January 23, 2019 by and between Burger King Corporation and Jose E. Cil.	Incorporated herein by reference to Exhibit 10.55 to the Form 10-Q of Registrant filed on April 29, 2019.

10.59*	Amendment dated January 23, 2019 to Employment and Post-Covenants Agreement dated as of February 9, 2015 between Restaurant Brands International Inc. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.59 to the Form 10-Q of Registrant filed on April 29, 2019.

10.60*	Amendment dated January 23, 2019 to Employment and Post-Covenants Agreement dated as of February 9, 2015 between Burger King Corporation and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.60 to the Form 10-Q of Registrant filed on April 29, 2019.

10.61*	Amendment dated January 23, 2019 to Employment and Post-Covenants Agreement dated as of February 9, 2015 between The TDL Group Corp. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.61 to the Form 10-Q of Registrant filed on April 29, 2019.

10.62*	Form of Performance Award Agreement under Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.62 to the Form 10-Q of Registrant filed on April 29, 2019.

10.63*	Amended and Restated Performance Award Agreement dated as of May 17, 2019 by and between Restaurant Brands International Inc. and Daniel Schwartz.	Incorporated herein by reference to Exhibit 10.63 to the Form 10-Q of Registrant filed on August 2, 2019.

10.64*	Form of Amended and Restated Base Matching Restricted Stock Unit Award Agreement dated as of May 17, 2019 by and between Restaurant Brands International Inc. and Daniel Schwartz.	Incorporated herein by reference to Exhibit 10.64 to the Form 10-Q of Registrant filed on August 2, 2019.

10.65*	Form of Amended and Restated Additional Matching Restricted Stock Unit Award Agreement dated as of May 17, 2019 by and between Restaurant Brands International Inc. and Daniel Schwartz.	Incorporated herein by reference to Exhibit 10.65 to the Form 10-Q of Registrant filed on August 2, 2019.

10.77*	Offer Letter dated February 26, 2021 between The TDL Group Corp. and Axel Schwan.	Incorporated herein by reference to Exhibit 10.77 to the Form 10-Q of Registrant filed on April 30, 2021.

10.78*	Tax Equalization Agreement dated December 21, 2020 between Popeyes Louisiana Kitchen, Inc. and Sami Siddiqui.	Incorporated herein by reference to Exhibit 10.78 to the Form 10-Q of Registrant filed on April 30, 2021.

10.79
Purchase Agreement, dated as of June 15, 2021, among J.P. Morgan Securities LLC as representative of the several Initial Purchasers (as defined therein), the Issuers (as defined therein) and the Guarantors (as defined therein).
Incorporated here by reference to Exhibit 10.79 to the Form 10-Q of Registrant filed on July 30, 2021.

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
Date: February 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ José E. Cil	Chief Executive Officer	February 23, 2022
José E. Cil	(principal executive officer)

/s/ Matthew Dunnigan	Chief Financial Officer	February 23, 2022
Matthew Dunnigan	(principal financial officer)

/s/ Jacqueline Friesner	Controller and Chief Accounting Officer	February 23, 2022
Jacqueline Friesner	(principal accounting officer)

/s/ Alexandre Behring	Co-Chairman	February 23, 2022
Alexandre Behring

/s/ Daniel Schwartz	Co-Chairman	February 23, 2022
Daniel Schwartz

/s/ Joao M. Castro-Neves	Director	February 23, 2022
Joao M. Castro-Neves

/s/ Maximilien de Limburg Stirum	Director	February 23, 2022
Maximilien de Limburg Stirum

/s/ Paul J. Fribourg	Director	February 23, 2022
Paul J. Fribourg

/s/ Neil Golden	Director	February 23, 2022
Neil Golden

/s/ Ali Hedayat	Director	February 23, 2022
Ali Hedayat

/s/ Golnar Khosrowshahi	Director	February 23, 2022
Golnar Khosrowshahi

/s/ Marc Lemann	Director	February 23, 2022
Marc Lemann

/s/ Jason Melbourne	Director	February 23, 2022
Jason Melbourne

/s/ John Prato	Director	February 23, 2022
John Prato

/s/ Thecla Sweeney	Director	February 23, 2022
Thecla Sweeney