Form 10-Q
period 2022-03-31
Restaurant Brands International Inc.
filed 2022-05-03
CIK 1618756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2022, there were 308,777,102 common shares of the Registrant outstanding.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data)
(Unaudited)

	As of
	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$895	$1,087
Accounts and notes receivable, net of allowance of $27 and $18, respectively	593	547
Inventories, net	108	96
Prepaids and other current assets	90	86
Total current assets	1,686	1,816
Property and equipment, net of accumulated depreciation and amortization of $1,014 and $979, respectively	2,023	2,035
Operating lease assets, net	1,137	1,130
Intangible assets, net	11,451	11,417
Goodwill	6,050	6,006
Net investment in property leased to franchisees	82	80
Other assets, net	743	762
Total assets	$23,172	$23,246
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$637	$614
Other accrued liabilities	917	947
Gift card liability	169	221
Current portion of long-term debt and finance leases	105	96
Total current liabilities	1,828	1,878
Long-term debt, net of current portion	12,903	12,916
Finance leases, net of current portion	337	333
Operating lease liabilities, net of current portion	1,074	1,070
Other liabilities, net	1,689	1,822
Deferred income taxes, net	1,380	1,374
Total liabilities	19,211	19,393
Shareholders’ equity:
Common shares, no par value; Unlimited shares authorized at March 31, 2022 and December 31, 2021; 308,684,403 shares issued and outstanding at March 31, 2022; 309,025,068 shares issued and outstanding at December 31, 2021	2,059	2,156
Retained earnings	804	791
Accumulated other comprehensive income (loss)	(573)	(710)
Total Restaurant Brands International Inc. shareholders’ equity	2,290	2,237
Noncontrolling interests	1,671	1,616
Total shareholders’ equity	3,961	3,853
Total liabilities and shareholders’ equity	$23,172	$23,246
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Sales	$609	$507
Franchise and property revenues	615	548
Advertising revenues and other services	227	205
Total revenues	1,451	1,260
Operating costs and expenses:
Cost of sales	494	401
Franchise and property expenses	130	116
Advertising expenses and other services	247	237
General and administrative expenses	133	104
(Income) loss from equity method investments	13	2
Other operating expenses (income), net	(16)	(42)
Total operating costs and expenses	1,001	818
Income from operations	450	442
Interest expense, net	127	124
Income before income taxes	323	318
Income tax expense	53	47
Net income	270	271
Net income attributable to noncontrolling interests (Note 13)	87	92
Net income attributable to common shareholders	$183	$179
Earnings per common share
Basic	$0.59	$0.59
Diluted	$0.59	$0.58
Weighted average shares outstanding (in millions):
Basic	309	306
Diluted	458	465
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$270	$271

Foreign currency translation adjustment	57	54
Net change in fair value of net investment hedges, net of tax of $25 and $20	(35)	29
Net change in fair value of cash flow hedges, net of tax of $(60) and $(33)	161	95
Amounts reclassified to earnings of cash flow hedges, net of tax of $(7) and $(8)	21	24
Gain (loss) recognized on other, net of tax of $0 and $0	1	1
Other comprehensive income (loss)	205	203
Comprehensive income (loss)	475	474
Comprehensive income (loss) attributable to noncontrolling interests	152	160
Comprehensive income (loss) attributable to common shareholders	$323	$314
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(In millions of U.S. dollars, except shares and per share data)
(Unaudited)

	Issued Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2021	309,025,068	$2,156	$791	$(710)	$1,616	$3,853
Stock option exercises	87,177	3	—	—	—	3
Share-based compensation	—	24	—	—	—	24
Issuance of shares	906,260	13	—	—	—	13
Dividends declared ($0.54 per share)	—	—	(167)	—	—	(167)
Dividend equivalents declared on restricted stock units	—	3	(3)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.54 per unit)	—	—	—	—	(78)	(78)
Exchange of Partnership exchangeable units for RBI common shares	1,525,900	21	—	(3)	(18)	—
Repurchase of RBI common shares	(2,860,002)	(161)	—	—	—	(161)
Restaurant VIE contributions (distributions)	—	—	—	—	(1)	(1)
Net income	—	—	183	—	87	270
Other comprehensive income (loss)	—	—	—	140	65	205
Balances at March 31, 2022	308,684,403	$2,059	$804	$(573)	$1,671	$3,961
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
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

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$270	$271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49	49
Amortization of deferred financing costs and debt issuance discount	7	7
(Income) loss from equity method investments	13	2
(Gain) loss on remeasurement of foreign denominated transactions	(21)	(43)
Net (gains) losses on derivatives	18	20
Share-based compensation and non-cash incentive compensation expense	27	26
Deferred income taxes	(16)	14
Other	9	(8)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(46)	24
Inventories and prepaids and other current assets	(22)	(4)
Accounts and drafts payable	18	19
Other accrued liabilities and gift card liability	(91)	(117)
Tenant inducements paid to franchisees	(2)	—
Other long-term assets and liabilities	21	6
Net cash provided by operating activities	234	266
Cash flows from investing activities:
Payments for property and equipment	(10)	(15)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	4	11
Settlement/sale of derivatives, net	3	2
Other investing activities, net	4	(5)
Net cash (used for) provided by investing activities	1	(7)
Cash flows from financing activities:
Proceeds from long-term debt	1	—
Repayments of long-term debt and finance leases	(21)	(27)
Payment of dividends on common shares and distributions on Partnership exchangeable units	(241)	(239)
Repurchase of common shares	(161)	—
Proceeds from stock option exercises	3	20
(Payments) proceeds from derivatives	(6)	(16)
Other financing activities, net	(1)	1
Net cash (used for) provided by financing activities	(426)	(261)
Effect of exchange rates on cash and cash equivalents	(1)	5
Increase (decrease) in cash and cash equivalents	(192)	3
Cash and cash equivalents at beginning of period	1,087	1,560
Cash and cash equivalents at end of period	$895	$1,563
Supplemental cash flow disclosures:
Interest paid	$75	$72
Income taxes paid	$42	$96
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Organization
Restaurant Brands International Inc. (the “Company”, “RBI”, “we”, “us” or “our”) is a Canadian corporation that serves as the sole general partner of Restaurant Brands International Limited Partnership (“Partnership”). We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), fast food hamburgers principally under the Burger King® brand (“Burger King” or “BK”), chicken under the Popeyes® brand (“Popeyes” or “PLK”) and sandwiches under the Firehouse Subs® brand (“Firehouse” or “FHS”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of March 31, 2022, we franchised or owned 5,320 Tim Hortons restaurants, 19,266 Burger King restaurants, 3,771 Popeyes restaurants and 1,219 Firehouse Subs restaurants, for a total of 29,576 restaurants, and operate in more than 100 countries. Approximately 100% of current system-wide restaurants are franchised.
All references to “$” or “dollars” are to the currency of the United States unless otherwise indicated. All references to “Canadian dollars” or “C$” are to the currency of Canada unless otherwise indicated.
Note 2. Basis of Presentation and Consolidation
We have prepared the accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC and Canadian securities regulatory authorities on February 23, 2022.
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
We are the sole general partner of Partnership and, as such we have the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of Partnership, subject to the terms of the amended and restated limited partnership agreement of Partnership (the “partnership agreement”) and applicable laws. As a result, we consolidate the results of Partnership and record a noncontrolling interest in our condensed consolidated balance sheets and statements of operations with respect to the remaining economic interest in Partnership we do not hold.
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
Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As of March 31, 2022 and December 31, 2021, we determined that we are the primary beneficiary of 45 and 46 Restaurant VIEs, respectively, and accordingly, have consolidated the results of operations, assets and liabilities, and cash flows of these Restaurant VIEs in our Financial Statements. Material intercompany accounts and transactions have been eliminated in consolidation.
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
Certain prior year amounts in the accompanying Financial Statements and notes to the Financial Statements have been reclassified in order to be comparable with the current year classification. These consist of the year-to-date March 31, 2021 reclassification of technology fee revenues from Franchise and property revenues to Advertising revenues and other services and technology expenses from General and administrative expenses to Advertising expenses and other services, both of which were not significant for the three months ended March 31, 2021. These reclassifications did not arise as a result of any changes to accounting policies and relate entirely to presentation with no effect on previously reported net income.
Note 3. New Accounting Pronouncements
Accounting Relief for the Transition Away from LIBOR and Certain other Reference Rates – In March 2020 and as clarified in January 2021, the Financial Accounting Standards Board (“FASB”) issued guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This amendment is effective as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by this new guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationships. During the third quarter of 2021, we adopted certain of the expedients as it relates to hedge accounting as certain of our debt agreements and hedging relationships bear interest at variable rates, primarily U.S. dollar LIBOR. The adoption of and future elections under this new guidance did not and are not expected to have a material impact on our Financial Statements. We will continue to monitor the discontinuance of LIBOR on our debt agreements and hedging relationships.
Lessors—Certain Leases with Variable Lease Payments – In July 2021, the FASB issued guidance that requires lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if (a) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with lease classification criteria and (b) the lessor would have otherwise recognized a day-one loss. This amendment is effective in 2022 with early adoption permitted. This guidance may be applied either retrospectively to leases that commenced or were modified on or after the adoption of lease guidance we adopted in 2019 or prospectively to leases that commence or are modified on or after the date that this new guidance is applied. The adoption of this new guidance during the three months ended March 31, 2022 did not have a material impact on our Financial Statements.

Note 4. Firehouse Acquisition
On December 15, 2021, we completed the acquisition of Firehouse Subs (the “Firehouse Acquisition”) which complements RBI's existing portfolio. Like RBI's other brands, the Firehouse Subs brand is managed independently, while benefiting from the global scale and resources of RBI. The Firehouse Acquisition was accounted for as a business combination using the acquisition method of accounting.
Total consideration in connection with the Firehouse Acquisition was $1,018 million, subject to potential further post-closing adjustments. The consideration was funded through cash on hand and $533 million of incremental borrowings under our senior secured term loan facility.

Fees and expenses related to the Firehouse Acquisition and related financings (“FHS Transaction costs”) totaled $1 million during the three months ended March 31, 2022, consisting of professional fees, compensation related expenses and integration costs which are classified as general and administrative expenses in the accompanying condensed consolidated statements of operations.
During the three months ended March 31, 2022, we adjusted our preliminary estimate of the fair value of net assets acquired. The preliminary allocation of consideration to the net tangible and intangible assets acquired is presented in the table below (in millions):

December 15, 2021
Total current assets	$21
Property and equipment	4
Firehouse Subs brand	768
Operating lease assets	9
Total liabilities	(48)
Total identifiable net assets	754
Goodwill	264
Total consideration	$1,018
The adjustments to the preliminary estimate of net assets acquired and a decrease in total consideration resulted in a corresponding increase in estimated goodwill due to the following changes to preliminary estimates of fair values and allocation of purchase price (in millions):

Increase (Decrease) in Goodwill
Change in:
Operating lease assets	$(9)
Total liabilities	35
Total consideration	(15)
Total increase in goodwill	$11
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
The results of operations of Firehouse Subs have been included in our unaudited condensed consolidated financial statements for the three months ended March 31, 2022. The Firehouse Acquisition is not material to our unaudited condensed consolidated financial statements, and therefore, supplemental pro forma financial information for 2021 related to the acquisition is not included herein.

Note 5. Leases
Property revenues consist primarily of lease income from operating leases and earned income on direct financing leases and sales-type leases with franchisees as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Lease income - operating leases
Minimum lease payments	$113	$113
Variable lease payments	73	66
Amortization of favorable and unfavorable income lease contracts, net	—	1
Subtotal - lease income from operating leases	186	180
Earned income on direct financing and sales-type leases	2	2
Total property revenues	$188	$182
Note 6. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between December 31, 2021 and March 31, 2022 (in millions):

Contract Liabilities	TH	BK	PLK	FHS	Consolidated
Balance at December 31, 2021	$65	$410	$56	$—	$531
Effect of business combination	—	—	—	8	8
Recognized during period and included in the contract liability balance at the beginning of the year	(2)	(11)	(2)	—	(15)
Increase, excluding amounts recognized as revenue during the period	3	9	3	—	15
Impact of foreign currency translation	—	(4)	—	—	(4)
Balance at March 31, 2022	$66	$404	$57	$8	$535
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2022 (in millions):

Contract liabilities expected to be recognized in	TH	BK	PLK	FHS	Consolidated
Remainder of 2022	$8	$26	$3	$1	$38
2023	10	33	4	2	49
2024	9	32	4	1	46
2025	8	32	4	1	45
2026	7	31	3	1	42
Thereafter	24	250	39	2	315
Total	$66	$404	$57	$8	$535

Disaggregation of Total Revenues
Total revenues consist of the following (in millions):

	Three Months Ended March 31,
	2022	2021
Sales	$609	$507
Royalties	403	346
Property revenues	188	182
Franchise fees and other revenue	24	20
Advertising revenues and other services	227	205
Total revenues	$1,451	$1,260
Note 7. Earnings per Share
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
The following table summarizes the basic and diluted earnings per share calculations (in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income attributable to common shareholders - basic	$183	$179
Add: Net income attributable to noncontrolling interests	86	91
Net income available to common shareholders and noncontrolling interests - diluted	$269	$270

Denominator:
Weighted average common shares - basic	309	306
Exchange of noncontrolling interests for common shares (Note 13)	145	155
Effect of other dilutive securities	4	4
Weighted average common shares - diluted	458	465

Basic earnings per share (a)	$0.59	$0.59
Diluted earnings per share (a)	$0.59	$0.58
Anti-dilutive securities outstanding	4	5
(a) Earnings per share may not recalculate exactly as it is calculated based on unrounded numbers.

Note 8. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	March 31, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$718	$(295)	$423	$722	$(290)	$432
Favorable leases	101	(62)	39	104	(63)	41
Subtotal	819	(357)	462	826	(353)	473
Indefinite-lived intangible assets:
Tim Hortons brand	$6,757	$—	$6,757	$6,695	$—	$6,695
Burger King brand	2,109	—	2,109	2,126	—	2,126
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Firehouse Subs brand	768	—	768	768	—	768
Subtotal	10,989	—	10,989	10,944	—	10,944
Intangible assets, net			$11,451			$11,417

Goodwill
Tim Hortons segment	$4,344			$4,306
Burger King segment	596			601
Popeyes segment	846			846
Firehouse Subs segment	264			253
Total	$6,050			$6,006
Amortization expense on intangible assets totaled $10 million for the three months ended March 31, 2022 and 2021. The change in the brands and goodwill balances during the three months ended March 31, 2022 was due to the impact of foreign currency translation and the impact of adjustments to the preliminary allocation of consideration to the net tangible and intangible assets acquired in the Firehouse Acquisition.

Note 9. Equity Method Investments
The aggregate carrying amount of our equity method investments was $181 million and $194 million as of March 31, 2022 and December 31, 2021, respectively, and is included as a component of Other assets, net in our accompanying condensed consolidated balance sheets.
Except for the following equity method investments, no quoted market prices are available for our other equity method investments. The aggregate market value of our 15.5% equity interest in Carrols Restaurant Group, Inc. based on the quoted market price on March 31, 2022 was approximately $21 million. The aggregate market value of our 9.4% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on March 31, 2022 was approximately $41 million. We have evaluated recent declines in the market value of these equity method investments and concluded they are not other than temporary and as such no impairments have been recognized at March 31, 2022.
We have equity interests in entities that own or franchise Tim Hortons, Burger King and Popeyes restaurants. Franchise and property revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended March 31,
	2022	2021
Revenues from affiliates:
Royalties	$88	$65
Advertising revenues and other services	16	13
Property revenues	7	8
Franchise fees and other revenue	4	4
Total	$115	$90
At March 31, 2022 and December 31, 2021, we had $50 million and $48 million, respectively, of accounts receivable, net from our equity method investments which were recorded in Accounts and notes receivable, net in our condensed consolidated balance sheets.
With respect to our TH business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $3 million during the three months ended March 31, 2022 and 2021.
We recognized $4 million of rent expense associated with the TIMWEN Partnership during the three months ended March 31, 2022 and 2021.
(Income) loss from equity method investments reflects our share of investee net income or loss and non-cash dilution gains or losses from changes in our ownership interests in equity investees.

Note 10. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and Other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	March 31, 2022	December 31, 2021
Current:
Dividend payable	$244	$241
Interest payable	89	63
Accrued compensation and benefits	46	99
Taxes payable	127	106
Deferred income	45	48
Accrued advertising expenses	37	43
Restructuring and other provisions	91	90
Current portion of operating lease liabilities	144	140
Other	94	117
Other accrued liabilities	$917	$947
Noncurrent:
Taxes payable	$543	$533
Contract liabilities	535	531
Derivatives liabilities	422	575
Unfavorable leases	62	65
Accrued pension	48	47
Deferred income	47	37
Other	32	34
Other liabilities, net	$1,689	$1,822

Note 11. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	March 31, 2022	December 31, 2021
Term Loan B	$5,230	$5,243
Term Loan A	1,250	1,250
3.875% First Lien Senior Notes due 2028	1,550	1,550
3.50% First Lien Senior Notes due 2029	750	750
5.75% First Lien Senior Notes due 2025	500	500
4.375% Second Lien Senior Notes due 2028	750	750
4.00% Second Lien Senior Notes due 2030	2,900	2,900
TH Facility and other	175	173
Less: unamortized deferred financing costs and deferred issue discount	(131)	(138)
Total debt, net	12,974	12,978
Less: current maturities of debt	(71)	(62)
Total long-term debt	$12,903	$12,916

Revolving Credit Facility
As of March 31, 2022, we had no amounts outstanding under our senior secured revolving credit facility (the “Revolving Credit Facility”), had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability under our Revolving Credit Facility was $998 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or equity repurchases, fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of March 31, 2022, we had outstanding C$214 million under the TH Facility with a weighted average interest rate of 2.33%.
RE Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of $50 million with a maturity date of October 12, 2028 (the “RE Facility”). The interest rate applicable to the RE Facility is, at our option, either (i) a base rate, subject to a floor of 0.50%, plus an applicable margin of 0.50% or (ii) Adjusted Term SOFR (Adjusted Term SOFR is calculated as Term SOFR plus a margin based on duration), subject to a floor of 0.00%, plus an applicable margin of 1.50%. Obligations under the RE Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the RE Facility are secured by certain parcels of real estate. As of March 31, 2022, we had approximately $1 million outstanding under the RE Facility with a weighted average interest rate of 1.77%.
Restrictions and Covenants
As of March 31, 2022, we were in compliance with all applicable financial debt covenants under our senior secured term loan facilities and Revolving Credit Facility (together the "Credit Facilities"), the TH Facility, the RE Facility, and the indentures governing our Senior Notes.
Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of
	March 31, 2022	December 31, 2021
Fair value of our variable term debt and senior notes	$12,370	$12,851
Principal carrying amount of our variable term debt and senior notes	12,930	12,943
Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended March 31,
	2022	2021
Debt (a)	$115	$113
Finance lease obligations	5	5
Amortization of deferred financing costs and debt issuance discount	7	7
Interest income	—	(1)
Interest expense, net	$127	$124
(a)Amount includes $11 million and $12 million benefit during the three months ended March 31, 2022 and 2021, respectively, related to the quarterly net settlements of our cross-currency rate swaps and amortization of the Excluded Component as defined in Note 14, Derivatives.

Note 12. Income Taxes
Our effective tax rate was 16.6% for the three months ended March 31, 2022. The effective tax rate during this period reflects the mix of income from multiple tax jurisdictions, the impact of internal financing arrangements and favorable structural changes.
Our effective tax rate was 14.7% for the three months ended March 31, 2021. The effective tax rate during this period reflects the mix of income from multiple tax jurisdictions, the impact of internal financing arrangements and the excess tax benefits from equity-based compensation.
Note 13. Shareholders’ Equity
Noncontrolling Interests
The holders of Partnership exchangeable units held an economic interest of approximately 31.7% and 31.9% in Partnership common equity through the ownership of 143,467,558 and 144,993,458 Partnership exchangeable units as of March 31, 2022 and December 31, 2021, respectively.
During the three months ended March 31, 2022, Partnership exchanged 1,525,900 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. The exchanges represented increases in our ownership interest in Partnership and were accounted for as equity transactions, with no gain or loss recorded in the accompanying condensed consolidated statement of operations. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit is automatically deemed cancelled concurrently with the exchange.
Share Repurchases
On July 28, 2021, our Board of Directors approved a share repurchase program that allows us to purchase up to $1,000 million of our common shares until August 10, 2023. For the three months ended March 31, 2022, we repurchased and cancelled 2,860,002 of common shares for $161 million and as of March 31, 2022 had $288 million remaining under the authorization.
Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$136	$(21)	$(825)	$(710)
Foreign currency translation adjustment	—	—	57	57
Net change in fair value of derivatives, net of tax	126	—	—	126
Amounts reclassified to earnings of cash flow hedges, net of tax	21	—	—	21
Gain (loss) recognized on other, net of tax	—	1	—	1
Amounts attributable to noncontrolling interests	(46)	—	(22)	(68)
Balance at March 31, 2022	$237	$(20)	$(790)	$(573)

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
Interest Rate Swaps
At March 31, 2022, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our senior secured term loan facilities (the “Term Loan Facilities”), including any subsequent refinancing or replacement of the Term Loan Facilities, beginning August 31, 2021 through the termination date of October 31, 2028. Additionally, at March 31, 2022, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI and reclassified into interest expense during the period in which the hedged forecasted transaction affects earnings.
During 2021, we extended the maturity of our $3,500 million receive-variable, pay-fixed interest rate swaps. The extension of the term resulted in a de-designation and re-designation of the interest rate swaps and the swaps continue to be accounted for as a cash flow hedge for hedge accounting. In connection with the de-designation, we recognized a net unrealized loss of $143 million in AOCI and this amount gets reclassified into Interest expense, net as the original forecasted transaction affects earnings. The amount of pre-tax losses in connection with this net unrealized loss in AOCI as of March 31, 2022 that we expect to be reclassified into interest expense within the next 12 months is $28 million.
We had previously extended the term of our $3,500 million receive-variable, pay-fixed interest rate swaps in 2019. The extension of the term resulted in a de-designation and re-designation of the interest rate swaps and the swaps continue to be accounted for as a cash flow hedge for hedge accounting. In connection with the de-designation, we recognized a net unrealized loss of $213 million in AOCI and this amount gets reclassified into Interest expense, net as the original forecasted transaction affects earnings. The amount of pre-tax losses in connection with this net unrealized loss in AOCI as of March 31, 2022 that we expect to be reclassified into interest expense within the next 12 months is $50 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At March 31, 2022, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At March 31, 2022, we had outstanding fixed-to-fixed cross-currency rate swaps to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. These swaps are contracts to exchange quarterly fixed-rate interest payments we make on the Canadian dollar notional amount of C$6,754 million for quarterly fixed-rate interest payments we receive on the U.S. dollar notional amount of $5,000 million through the maturity date of June 30, 2023.

At March 31, 2022, we had outstanding cross-currency rate swaps in which we pay quarterly fixed-rate interest payments on the Euro notional value of €1,108 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $1,200 million. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge. During 2018, we extended the term of the swaps from March 31, 2021 to the maturity date of February 17, 2024. The extension of the term resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, at March 31, 2022, we also had outstanding cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $400 million, entered during 2018, and $500 million, entered during 2019, through the maturity date of February 17, 2024 and $150 million, entered during 2021, through the maturity date of October 31, 2028. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge.
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
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At March 31, 2022, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $203 million with maturities to May 2023. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2022	2021
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$223	$129
Forward-currency contracts	$(2)	$(1)
Derivatives designated as net investment hedges
Cross-currency rate swaps	$(60)	$9
(1) We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended March 31,
		2022	2021
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$(29)	$(30)
Forward-currency contracts	Cost of sales	$1	$(2)

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended March 31,
		2022	2021
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$11	$12

	Fair Value as of
	March 31, 2022	December 31, 2021	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest rate	$20	$—	Other assets, net
Foreign currency	1	2	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	27	23	Other assets, net
Total assets at fair value	$48	$25

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	$4	$220	Other liabilities, net
Foreign currency	2	—	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	418	355	Other liabilities, net
Total liabilities at fair value	$424	$575

Note 15. Other Operating Expenses (Income), net
Other operating expenses (income), net consist of the following (in millions):

	Three Months Ended March 31,
	2022	2021
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$2	$(2)
Litigation settlements (gains) and reserves, net	1	2
Net losses (gains) on foreign exchange	(21)	(43)
Other, net	2	1
Other operating expenses (income), net	$(16)	$(42)
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
On October 26, 2020, City of Warwick Municipal Employees Pension Fund, a purported stockholder of Restaurant Brands International Inc., individually and putatively on behalf of all other stockholders similarly situated, filed a lawsuit in the Supreme Court of the State of New York County of New York naming RBI and certain of our officers, directors and shareholders as defendants alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with certain offerings of securities by an affiliate in August and September 2019. The complaint alleges that the shelf registration statement used in connection with such offering contained certain false and/or misleading statements or omissions. The complaint seeks, among other relief, class certification of the lawsuit, unspecified compensatory damages, rescission, pre-judgement and post-judgement interest, costs and expenses. On December 18, 2020 the plaintiffs filed an amended complaint and on February 16, 2021 RBI filed a motion to dismiss the complaint. The plaintiffs filed a brief in opposition to the motion on April 19, 2021 and RBI filed a reply in May 2021. The motion to dismiss was heard in April 2022 and the motion to dismiss was denied in May 2022. We intend to vigorously defend. While we believe these claims are without merit, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
In April 2022, Burger King Corporation was served with two separate purported class action complaints relating to per- and polyfluoralkly (“PFAS”) in packaging. Hussain vs. Burger King Corporation was filed on April 13, 2022 in the U.S. District Court for the Northern District of California, and Cooper v. Burger King Corporation was filed on April 14, 2022 in the U.S. District Court for the Southern District of Florida. Both complaints allege that certain food products sold by Burger King Corporation are not safe for human consumption due to the packaging containing allegedly unsafe PFAS and that consumers were misled by the labelling, marketing and packaging claims asserted by Burger King Corporation regarding the safety and sustainability of the packaging and are seeking compensatory, statutory and punitive damages, injunctive relief, corrective action, and attorneys’ fees. While we currently believe these claims are without merit, we are unable to predict the ultimate outcome of these cases or estimate the range of possible loss, if any.
Other Disputes
In early 2022, we entered into negotiations to resolve business disputes that arose during 2021 with counterparties to the master franchise agreements for Burger King and Popeyes in China. Based on these discussions, we have paid approximately $100 million, $72 million of which was recorded as Litigation settlements and reserves, net in 2021. The majority of this amount relates to Popeyes, resolves our disputes and allows us to move forward in the market with a new master franchisee. Additionally, pursuant to this agreement we and our partner have made equity contributions to the Burger King business in China.

Note 17. Segment Reporting
As stated in Note 1, Description of Business and Organization, we manage four brands. Under the Tim Hortons brand, we operate in the donut/coffee/tea category of the quick service segment of the restaurant industry. Under the Burger King brand, we operate in the fast food hamburger restaurant category of the quick service segment of the restaurant industry. Under the Popeyes brand, we operate in the chicken category of the quick service segment of the restaurant industry. Under the Firehouse Subs brand, we operate in the specialty subs category of the quick service segment of the restaurant industry. Our business generates revenue from the following sources: (i) franchise and advertising revenues and other services, consisting primarily of royalties and advertising fund contributions based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (ii) property revenues from properties we lease or sublease to franchisees; and (iii) sales at restaurants owned by us (“Company restaurants”). In addition, our TH business generates revenue from sales to franchisees related to our supply chain operations, including manufacturing, procurement, warehousing and distribution, as well as sales to retailers. We manage each of our brands as an operating segment and each operating segment represents a reportable segment.
The following tables present revenues, by segment and by country (in millions):

	Three Months Ended March 31,
	2022	2021
Revenues by operating segment:
TH	$829	$710
BK	443	407
PLK	148	143
FHS	31	—
Total revenues	$1,451	$1,260

	Three Months Ended March 31,
	2022	2021
Revenues by country (a):
Canada	$747	$638
United States	521	478
Other	183	144
Total revenues	$1,451	$1,260

(a)Only Canada and the United States represented 10% or more of our total revenues in each period presented.

Our measure of segment income is Adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax (benefit) expense, and depreciation and amortization, adjusted to exclude (i) the non-cash impact of share-based compensation and non-cash incentive compensation expense, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expense incurred in connection with the Firehouse Acquisition consisting of professional fees, compensation related expenses and integration costs (“FHS Transaction costs”); and (ii) costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements, including services related to significant tax reform legislation, regulations and related restructuring initiatives (“Corporate restructuring and tax advisory fees”).

Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. A reconciliation of segment income to net income consists of the following (in millions):

	Three Months Ended March 31,
	2022	2021
Segment income:
TH	$231	$207
BK	229	217
PLK	56	56
FHS	14	—
Adjusted EBITDA	530	480
Share-based compensation and non-cash incentive compensation expense	27	26
FHS Transaction costs	1	—
Corporate restructuring and tax advisory fees	3	1
Impact of equity method investments (a)	16	4
Other operating expenses (income), net	(16)	(42)
EBITDA	499	491
Depreciation and amortization	49	49
Income from operations	450	442
Interest expense, net	127	124
Income tax expense	53	47
Net income	$270	$271
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.
Note 18. Subsequent Events
Dividends
On April 6, 2022, we paid a cash dividend of $0.54 per common share to common shareholders of record on March 23, 2022. On such date, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.54 per exchangeable unit to holders of record on March 23, 2022.
Subsequent to March 31, 2022, our board of directors declared a cash dividend of $0.54 per common share, which will be paid on July 6, 2022 to common shareholders of record on June 22, 2022. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.54 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
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
Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with over $35 billion in annual system-wide sales and over 29,000 restaurants in more than 100 countries as of March 31, 2022. Our Tim Hortons®, Burger King®, Popeyes®, and Firehouse Subs® brands have similar franchised business models with complementary daypart mixes and product platforms. Our four iconic brands are managed independently while benefiting from global scale and sharing of best practices.
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
Commencing upon the acquisition of Firehouse Subs in December 2021, we have four operating and reportable segments: (1) Tim Hortons (“TH”); (2) Burger King (“BK”); (3) Popeyes Louisiana Kitchen (“PLK”); and (4) Firehouse Subs (“FHS”). Our business generates revenue from the following sources: (i) franchise and advertising revenues and other services, consisting primarily of royalties and advertising fund contributions based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (ii) property revenues from properties we lease or sublease to franchisees; and (iii) sales at restaurants owned by us (“Company restaurants”). In addition, our TH business generates revenue from sales to franchisees related to our supply chain operations, including manufacturing, procurement, warehousing, and distribution, as well as sales to retailers.
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

COVID-19
The global crisis resulting from the spread of coronavirus (“COVID-19”) impacted our global restaurant operations for the three months ended March 31, 2022 and 2021, though in 2022 the impact was more modest than in the prior year.
During the three months ended March 31, 2022 and 2021, substantially all restaurants remained open, some with limited operations, such as drive-thru, takeout and delivery (where applicable), reduced, if any, dine-in capacity, and/or restrictions on hours of operation. Certain markets periodically required temporary closures while implementing government mandated lockdown orders. For example, while most regions have eased restrictions, increases in cases and new variants at the beginning of 2022 caused certain markets to re-impose temporary restrictions as a result of government mandates. We expect local conditions to continue to dictate limitations on restaurant operations, capacity, and hours of operation.
During the three months ended March 31, 2022, COVID-19 contributed to labor challenges, which in some regions resulted in reduced operating hours and service modes at select restaurants as well as supply chain pressures.
With the pandemic affecting consumer behavior, the importance of digital sales, including delivery, has grown. We expect to continue to support enhancements of our digital and marketing capabilities.
War in Ukraine
Burger King entered Russia ten years ago through a joint venture, of which we own a 15% minority stake that we've recently announced intentions to dispose. Burger King is our only brand with restaurants in Russia, and in 2021, represented 2.0% of consolidated system-wide sales, 2.9% of consolidated restaurant count excluding Firehouse Subs, 4.5% of consolidated net restaurant growth, 0.6% of consolidated revenues, and 1.7% of consolidated Adjusted EBITDA. During the first quarter of 2022, we shared a number of actions that we have taken to date as a result of the tragic events related to Russia’s military invasion of Ukraine. We have suspended all corporate support for the Russian market, including operations, marketing, and supply chain support in addition to refusing approvals for new investment and expansion. While we currently include Russia within reported key business metrics, we do not expect to recognize any profits in 2022.
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

Results of Operations for the Three Months Ended March 31, 2022 and 2021
Tabular amounts in millions of U.S. dollars unless noted otherwise. Segment income may not calculate exactly due to rounding.

Consolidated	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2022	2021	Favorable / (Unfavorable)
Revenues:
Sales	$609	$507	$102	$—	$102
Franchise and property revenues	615	548	67	(8)	75
Advertising revenues and other services	227	205	22	—	22
Total revenues	1,451	1,260	191	(8)	199
Operating costs and expenses:
Cost of sales	494	401	(93)	—	(93)
Franchise and property expenses	130	116	(14)	—	(14)
Advertising expenses and other services	247	237	(10)	—	(10)
General and administrative expenses	133	104	(29)	1	(30)
(Income) loss from equity method investments	13	2	(11)	—	(11)
Other operating expenses (income), net	(16)	(42)	(26)	(3)	(23)
Total operating costs and expenses	1,001	818	(183)	(2)	(181)
Income from operations	450	442	8	(10)	18
Interest expense, net	127	124	(3)	—	(3)
Income before income taxes	323	318	5	(10)	15
Income tax expense	53	47	(6)	1	(7)
Net income	$270	$271	$(1)	$(9)	$8
(a)We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

TH Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2022	2021	Favorable / (Unfavorable)
Revenues:
Sales	$566	$473	$93	$—	$93
Franchise and property revenues	206	190	16	—	16
Advertising revenues and other services	57	47	10	—	10
Total revenues	829	710	119	—	119
Cost of sales	453	370	(83)	—	(83)
Franchise and property expenses	81	81	—	—	—
Advertising expenses and other services	67	62	(5)	—	(5)
Segment G&A	29	24	(5)	—	(5)
Segment depreciation and amortization (b)	29	31	2	—	2
Segment income (c)	231	207	24	—	24
(b)Segment depreciation and amortization consists of depreciation and amortization included in cost of sales, franchise and property expenses and advertising expenses and other services.
(c)TH segment income includes $3 million of cash distributions received from equity method investments for the three months ended March 31, 2022 and 2021.

BK Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2022	2021	Favorable / (Unfavorable)
Revenues:
Sales	$16	$16	$—	$—	$—
Franchise and property revenues	318	289	29	(8)	37
Advertising revenues and other services	109	102	7	—	7
Total revenues	443	407	36	(8)	44
Cost of sales	17	16	(1)	—	(1)
Franchise and property expenses	45	33	(12)	—	(12)
Advertising expenses and other services	119	118	(1)	—	(1)
Segment G&A	45	35	(10)	1	(11)
Segment depreciation and amortization (b)	12	12	—	—	—
Segment income	229	217	12	(7)	19

PLK Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2022	2021	Favorable / (Unfavorable)
Revenues:
Sales	$17	$18	$(1)	$—	$(1)
Franchise and property revenues	71	69	2	—	2
Advertising revenues and other services	60	56	4	—	4
Total revenues	148	143	5	—	5
Cost of sales	16	15	(1)	—	(1)
Franchise and property expenses	2	2	—	—	—
Advertising expenses and other services	61	57	(4)	—	(4)
Segment G&A	15	14	(1)	—	(1)
Segment depreciation and amortization (b)	2	2	—	—	—
Segment income	56	56	—	—	—

FHS Segment	Three Months Ended March 31, 2022
Revenues:
Sales	$10
Franchise and property revenues	20
Advertising revenues and other services	1
Total revenues	31
Cost of sales	8
Franchise and property expenses	2
Segment G&A	8
Segment income	14

	Three Months Ended March 31,
Key Business Metrics	2022	2021
System-wide sales growth
TH	12.9%	(4.9)%
BK	16.5%	1.8%
PLK	4.1%	7.0%
Consolidated (a)	13.7%	1.4%
FHS (b)	7.4%	27.0%
System-wide sales
TH	$1,556	$1,379
BK	$5,818	$5,173
PLK	$1,383	$1,344
FHS	$272	$—
Consolidated (a)	$9,029	$7,896
FHS (b)	$—	$254
Comparable sales
TH	8.4%	(2.3)%
BK	10.3%	0.7%
PLK	(3.0)%	1.5%
FHS (b)	4.2%	24.2%

	As of March 31,
	2022	2021
Net restaurant growth
TH	6.7%	1.3%
BK	3.1%	(0.8)%
PLK	7.9%	4.8%
Consolidated (a)	4.4%	0.2%
FHS (b)	1.8%	1.7%
Restaurant count
TH	5,320	4,987
BK	19,266	18,691
PLK	3,771	3,495
FHS	1,219	—
Consolidated	29,576	27,173
FHS (b)	—	1,198
(a) Consolidated system-wide sales growth and consolidated net restaurant growth do not include the results of Firehouse Subs for all of the periods presented. Consolidated system-wide sales do not include the results of Firehouse Subs for 2021.
(b) 2021 Firehouse Subs figures are shown for informational purposes only, consistent with its fiscal calendar.

Comparable Sales
For TH and BK, restaurant operations were less impacted by COVID-19 during the three months ended March 31, 2022 than in the same period in 2021, resulting in significant increases in system-wide sales growth and comparable sales during the three months ended March 31, 2022.
TH comparable sales were 8.4% during the three months ended March 31, 2022, including Canada comparable sales of 10.1%.
BK comparable sales were 10.3% during the three months ended March 31, 2022, including rest of the world comparable sales of 20.1% and relatively flat U.S. comparable sales.
PLK comparable sales were (3.0)% during the three months ended March 31, 2022, including U.S. comparable sales of (4.6)%.
FHS comparable sales were 4.2% during the three months ended March 31, 2022, including U.S. comparable sales of 4.5%.
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
During the three months ended March 31, 2022, the increase in sales was driven by an increase of $93 million in our TH segment and the inclusion of FHS of $10 million, partially offset by a decrease of $1 million in our PLK segment. The increase in our TH segment was driven by an increase in supply chain sales due to an increase in system-wide sales as well as increases in commodity prices and an increase in sales to retailers.
During the three months ended March 31, 2022, the increase in cost of sales was driven by an increase of $83 million in our TH segment, the inclusion of FHS of $8 million, an increase of $1 million in our BK segment, and an increase of $1 million in our PLK segment. The increase in our TH segment was driven by an increase in supply chain sales as well as increases in commodity prices and an increase in sales to retailers.
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
During the three months ended March 31, 2022, the increase in franchise and property revenues was driven by an increase of $37 million in our BK segment, the inclusion of FHS of $20 million, an increase of $16 million in our TH segment, and an increase of $2 million in our PLK segment, partially offset by an unfavorable FX Impact of $8 million. The increases were primarily driven by increases in royalties in our TH, BK and PLK segments, and increases in rent in our TH segment, as a result of increases in system-wide sales.
During the three months ended March 31, 2022, the increase in franchise and property expenses was driven by an increase of $12 million in our BK segment and the inclusion of FHS of $2 million. The increase in our BK segment was primarily related to bad debt expenses in the current year, primarily related to Russia, compared to bad debt recoveries in the prior year.

Advertising and other services
Advertising revenues and other services consist primarily of advertising contributions earned on franchise sales and are based on a percentage of system-wide sales and intended to fund advertising expenses. Other services consists primarily of fees that partially offset expenses related to technology initiatives. Advertising expenses and other services consist primarily of expenses relating to marketing, advertising and promotion, including market research, production, advertising costs, sales promotions, social media campaigns, technology initiatives, depreciation and amortization and other related support functions for the respective brands. We manage advertising expenses to equal advertising revenues in the long term, however in some periods there may be a mismatch in the timing of revenues and expense.
During the three months ended March 31, 2022, the increase in advertising revenues and other services was driven by an increase of $10 million in our TH segment, an increase of $7 million in our BK segment, an increase of $4 million in our PLK segment, and the inclusion of FHS of $1 million. The increases in our TH, BK and PLK segments were primarily driven by increases in system-wide sales.
During the three months ended March 31, 2022, the increase in advertising expenses and other services was driven by an increase of $5 million in our TH segment, an increase of $4 million in our PLK segment, and an increase of $1 million in our BK segment.
General and Administrative Expenses
Our general and administrative expenses consisted of the following:

	Three Months Ended March 31,		Variance
			$	%
	2022	2021	Favorable / (Unfavorable)
Segment G&A:
TH	$29	$24	$(5)	(20.8)%
BK	45	35	(10)	(28.6)%
PLK	15	14	(1)	(7.1)%
FHS	8	—	(8)	NM
Share-based compensation and non-cash incentive compensation expense	27	26	(1)	(3.8)%
Depreciation and amortization	5	4	(1)	(25.0)%
FHS Transaction costs	1	—	(1)	NM
Corporate restructuring and tax advisory fees	3	1	(2)	NM
General and administrative expenses	$133	$104	$(29)	(27.9)%
NM - not meaningful
Segment general and administrative expenses (“Segment G&A”) consist primarily of salary and employee-related costs for non-restaurant employees, professional fees, information technology systems, and general overhead for our corporate offices. Segment G&A excludes share-based compensation and non-cash incentive compensation expense, depreciation and amortization, FHS Transaction costs and Corporate restructuring and tax advisory fees.
During the three months ended March 31, 2022, the increase in Segment G&A for our TH, BK and PLK segments was primarily driven by higher salary and employee-related costs for non-restaurant employees, largely a result of hiring across a number of key areas.
In connection with the Firehouse Subs acquisition, we incurred certain non-recurring fees and expenses (“FHS Transaction costs”) consisting of professional fees, compensation related expenses and integration costs. We expect to incur additional FHS Transaction costs during the remainder of 2022.
In connection with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movement within our structure, including services related to significant tax reform legislation, regulations and related restructuring initiatives, we incurred expenses primarily from professional advisory and consulting services (“Corporate restructuring and tax advisory fees”). We expect to incur additional Corporate restructuring and tax advisory fees during the remainder of 2022.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss and non-cash dilution gains or losses from changes in our ownership interests in equity method investees.
The change in (income) loss from equity method investments during the three months ended March 31, 2022 was primarily driven by an increase in equity method investment net losses that we recognized during the current year.
Other Operating Expenses (Income), net
Our other operating expenses (income), net were comprised of the following:

	Three Months Ended March 31,
	2022	2021
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$2	$(2)
Litigation settlements (gains) and reserves, net	1	2
Net losses (gains) on foreign exchange	(21)	(43)
Other, net	2	1
Other operating expenses (income), net	$(16)	$(42)
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
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended March 31,
	2022	2021
Interest expense, net	$127	$124
Weighted average interest rate on long-term debt	4.0%	4.2%
During the three months ended March 31, 2022, interest expense, net was consistent year-over-year.
Income Tax Expense
Our effective tax rate was 16.6% and 14.7% for the three months ended March 31, 2022 and 2021, respectively. Our effective tax rate was unfavorably impacted by changes to the relative mix of our income from multiple tax jurisdictions and lower excess tax benefits from equity-based compensation, partially offset by favorable structural changes. There may continue to be some quarter-to-quarter volatility of our effective tax rate as our mix of income from multiple tax jurisdictions and related income forecasts change due to the effects of COVID-19.
On December 28, 2021, the U.S. Treasury Department released final regulations (T.D. 9959, published in the Federal Register on January 4, 2022) restricting the ability to credit certain foreign taxes, applicable prospectively starting January 1, 2022. Due to these new regulations, we released discretely this quarter a portion of the valuation allowance on our foreign tax credit carryforwards. Based on our current analysis, we do not expect these regulations to have a material, ongoing impact as we anticipate being in an excess credit position prospectively.

Net Income
We reported net income of $270 million for the three months ended March 31, 2022, compared to net income of $271 million for the three months ended March 31, 2021. The decrease in net income is primarily due to a $26 million unfavorable change in the results from other operating expenses (income), net, a $12 million unfavorable change from the impact of equity method investments, a $6 million increase in income tax expense, a $3 million increase in interest expense, net, a $2 million increase in Corporate restructuring and tax advisory fees, a $1 million increase in share-based compensation and non-cash incentive compensation expense and $1 million of FHS transaction costs. These factors were partially offset by a $24 million increase in TH segment income, the inclusion of FHS segment income of $14 million, and a $12 million increase in BK segment income. Amounts above include a total unfavorable FX Impact to net income of $9 million.
Non-GAAP Reconciliations
The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. These non-GAAP measures do not have a standardized meaning under U.S. GAAP and may differ from similar captioned measures of other companies in our industry. We believe that these non-GAAP measures are useful to investors in assessing our operating performance, as they provide them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing these non-GAAP measures, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. EBITDA is defined as earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax (benefit) expense, and depreciation and amortization and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA excluding (i) the non-cash impact of share-based compensation and non-cash incentive compensation expense, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expense incurred in connection with the Firehouse Acquisition consisting of professional fees, compensation related expenses and integration costs; and (ii) costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements, including services related to significant tax reform legislation, regulations and related restructuring initiatives. Management believes that these types of expenses are either not related to our underlying profitability drivers or not likely to re-occur in the foreseeable future and the varied timing, size and nature of these projects may cause volatility in our results unrelated to the performance of our core business that does not reflect trends of our core operations.

Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. Adjusted EBITDA, as defined above, also represents our measure of segment income for each of our four operating segments.

	Three Months Ended March 31,		Variance
			$	%
	2022	2021	Favorable / (Unfavorable)
Segment income:
TH	$231	$207	$24	11.7%
BK	229	217	12	5.5%
PLK	56	56	—	0.3%
FHS	14	—	14	NM
Adjusted EBITDA	530	480	50	10.4%
Share-based compensation and non-cash incentive compensation expense	27	26	(1)	(3.8)%
FHS Transaction costs	1	—	(1)	NM
Corporate restructuring and tax advisory fees	3	1	(2)	NM
Impact of equity method investments (a)	16	4	(12)	NM
Other operating expenses (income), net	(16)	(42)	(26)	61.9%
EBITDA	499	491	8	1.6%
Depreciation and amortization	49	49	—	—%
Income from operations	450	442	8	1.8%
Interest expense, net	127	124	(3)	(2.4)%
Income tax expense	53	47	(6)	NM
Net income	$270	$271	$(1)	(0.4)%
NM - not meaningful
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.
The increase in Adjusted EBITDA for three months ended March 31, 2022 reflects the increases in segment income in our TH and BK segments, the inclusion of FHS and an unfavorable FX Impact of $7 million.
The increase in EBITDA for the three months ended March 31, 2022 is primarily due to increases in segment income in our TH and BK segments and the inclusion of FHS, partially offset by an unfavorable change from other operating expenses (income) net, and an unfavorable change from the impact of equity method investments. The increase in EBITDA includes an unfavorable FX Impact of $10 million.
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

As of March 31, 2022, we had cash and cash equivalents of $895 million and borrowing availability of $998 million under our senior secured revolving credit facility (the “Revolving Credit Facility”). Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
On July 28, 2021, our board of directors approved a share repurchase authorization that allows us to purchase up to $1,000 million of our common shares until August 10, 2023. On August 6, 2021, we announced that the Toronto Stock Exchange (the “TSX”) had accepted the notice of our intention to renew the normal course issuer bid. Under this normal course issuer bid, we are permitted to repurchase up to 30,382,519 common shares for the 12-month period commencing on August 10, 2021 and ending on August 9, 2022, or earlier if we complete the repurchases prior to such date. Share repurchases under the normal course issuer bid will be made through the facilities of the TSX, the New York Stock Exchange (the “NYSE”) and/or other exchanges and alternative Canadian or foreign trading systems, if eligible, or by such other means as may be permitted by the TSX and/or the NYSE under applicable law. Shareholders may obtain a copy of the prior notice, free of charge, by contacting us. During the three months ended March 31, 2022, we repurchased and cancelled 2,860,002 RBI common shares on the open market for $161 million and as of March 31, 2022 had $288 million remaining under the authorization. Repurchases under the Company’s authorization will be made in the open market or through privately negotiated transactions.
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
Debt Instruments and Debt Service Requirements
As of March 31, 2022, our long-term debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our 3.875% First Lien Senior Notes due 2028, 5.75% First Lien Senior Notes due 2025, 3.50% First Lien Senior Notes due 2029, 4.375% Second Lien Senior Notes due 2028, 4.00% Second Lien Senior Notes due 2030 (together, the “Senior Notes”), TH Facility, RE Facility, and obligations under finance leases. For further information about our long-term debt, see Note 11 to the accompanying unaudited condensed consolidated financial statements included in this report.
As of March 31, 2022, there was $6,480 million outstanding principal amount under our senior secured term loan facilities (the “Term Loan Facilities” and together with the Revolving Credit Facility, the “Credit Facilities”) with a weighted average interest rate of 2.10%. The interest rate applicable to borrowings under our Term Loan A and Revolving Credit Facility is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (ii) Adjusted Term SOFR (Adjusted Term SOFR is calculated as Term SOFR plus a 0.10% adjustment), subject to a floor of 0.00%, plus an applicable margin varying between 0.75% to 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid. The interest rate applicable to borrowings under our Term Loan B is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75% or (ii) a Eurocurrency rate, subject to a floor of 0.00%, plus an applicable margin of 1.75%.
Based on the amounts outstanding under the Term Loan Facilities and LIBOR/SOFR (Secured Overnight Financing Rate) as of March 31, 2022, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $138 million in interest payments and $61 million in principal payments. In addition, based on LIBOR as of March 31, 2022, net cash settlements that we expect to pay on our $4,000 million interest rate swap are estimated to be approximately $45 million for the next twelve months. Based on the amounts outstanding at March 31, 2022, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $264 million in interest payments. Based on the amounts outstanding under the TH Facility as of March 31, 2022, required debt service for the next twelve months is estimated to be approximately $4 million in interest payments and $9 million in principal payments.
Restrictions and Covenants
As of March 31, 2022, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility, RE Facility and the indentures governing our Senior Notes.

Cash Dividends
On April 6, 2022, we paid a dividend of $0.54 per common share and Partnership made a distribution in respect of each Partnership exchangeable unit in the amount of $0.54 per Partnership exchangeable unit.
Our board of directors has declared a cash dividend of $0.54 per common share, which will be paid on July 6, 2022 to common shareholders of record on June 22, 2022. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.54 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
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
Outstanding Security Data
As of April 26, 2022, we had outstanding 308,777,102 common shares and one special voting share. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of the Company, holders of our common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and our outstanding equity awards, see Note 14 to the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and Canadian securities regulatory authorities on February 23, 2022.
There were 143,460,786 Partnership exchangeable units outstanding as of April 26, 2022. During the three months ended March 31, 2022, Partnership exchanged 1,525,900 Partnership exchangeable units pursuant to exchange notices received. Since December 12, 2015, the holders of Partnership exchangeable units have had the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership to determine to settle any such exchange for a cash payment in lieu of our common shares.
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $234 million for the three months ended March 31, 2022, compared to $266 million during the same period in the prior year. The decrease in cash provided by operating activities was driven by an increase in cash used for working capital, partially offset by an increase in segment income in our TH and BK segments, the inclusion of FHS segment income and a decrease in income tax payments.
Investing Activities
Cash provided by investing activities was $1 million for the three months ended March 31, 2022, compared to cash used for investing activities of $7 million during the same period in the prior year. This change was driven primarily by proceeds from other investing activities in the current year compared to payments from other investing activities in the prior year.
Financing Activities
Cash used for financing activities was $426 million for the three months ended March 31, 2022, compared to $261 million during the same period in the prior year. The change in cash used for financing activities was driven primarily by cash used to repurchase RBI common shares in the current year.
Critical Accounting Policies and Estimates
For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2022.

New Accounting Pronouncements
See Note 3 – New Accounting Pronouncements in the notes to the accompanying unaudited condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the three months ended March 31, 2022 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC and Canadian securities regulatory authorities on February 23, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of March 31, 2022. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
We are in the process of integrating Firehouse Subs into our overall internal control over financial reporting processes.
Internal Control Over Financial Reporting
The Company’s management, including the CEO and CFO, confirm there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Special Note Regarding Forward-Looking Statements
Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) the effects and continued impact of the COVID-19 pandemic on our results of operations, business, liquidity, prospects and restaurant operations and those of our franchisees, including local conditions and government-imposed limitations and restrictions; (ii) our digital and marketing initiatives and expectations regarding further expenditures relating to these initiatives; (iii) our discontinuation of operations in and financial results from Russia; (iv) the incurrence and timing of future FHS Transaction costs and Corporate restructuring and tax advisory fees; (v) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (vi) our goals with respect to reduction in greenhouse gas emissions; (vii) the impact of the resolutions of the dispute in China on our future growth prospects in that market; (viii) certain tax matters, including our estimates with respect to tax matters and their impact on future periods; (ix) the amount of net cash settlements we expect to pay on our derivative instruments; and (x) certain accounting matters.

Our forward-looking statements, included in this report and elsewhere, represent management’s expectations as of the date that they are made. Our forward-looking statements are based on assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our customers to purchase our products, such as the effects of the COVID-19 pandemic, inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our relationship with, and the success of, our franchisees and risks related to our fully franchised business model; (4) our franchisees’ financial stability and their ability to access and maintain the liquidity necessary to operate their businesses; (5) our supply chain operations; (6) our ownership and leasing of real estate; (7) the effectiveness of our marketing, advertising and digital programs and franchisee support of these programs; (8) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (9) our ability to successfully implement our domestic and international growth strategy for each of our brands and risks related to our international operations; (10) our reliance on franchisees, including subfranchisees, to accelerate restaurant growth; (11) our ability to resolve disputes with master franchisees; (12) the ability of the counterparties to our credit facilities and derivatives to fulfill their commitments and/or obligations; and (13) changes in applicable tax laws or interpretations thereof, and our ability to accurately interpret and predict the impact of such changes or interpretations on our financial condition and results.
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
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC and Canadian securities regulatory authorities on February 23, 2022, as well as other materials that we from time to time file with, or furnish to, the SEC or file with Canadian securities regulatory authorities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Part II – Other Information

Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 16, Commitments and Contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are our monthly share repurchases for the first quarter of Fiscal year 2022:

Period	Total Number of Shares Purchased	Total Dollar Value of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

January 1, 2022 - January 31, 2022	—	$—	$—	—	$449,428,720
February 1, 2022 - February 28, 2022	868,499	48,907,829	56.31	868,499	400,520,891
March 1, 2022 - March 31, 2022	1,991,503	112,096,363	56.29	1,991,503	288,424,528
	2,860,002	$161,004,192		2,860,002
(1)In July 2021, the Board of Directors authorized repurchases of up to $1.0 billion common shares through August 10, 2023 and the open market repurchases of the common shares listed in the table above were made pursuant to that authorization.
Item 5. Other Information.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
(e)    On April 11, 2022, the Compensation Committee approved discretionary awards of 149,452, 124,543, 49,817, 59,780 and 39,853 performance share units, or “PSUs”, to Messrs. Cil, Kobza, Dunnigan, Shear and Curtis, respectively. The performance metrics for the PSUs are based on three-year targets for organic Adjusted EBITDA (weighted 50%), net restaurant growth (weighted 20%) and comparable sales (weighted 30%), in each case on a consolidated basis. The PSUs can be earned based on these components at 50% for threshold performance and at 150% for maximum performance. Additionally, the number of PSUs earned is subject to a multiplier based on the relative total shareholder return of our common shares on the NYSE compared to the performance of the S&P 500 for the period from December 31, 2021 to December 31, 2024. The Compensation Committee established this multiplier to be 50% below the 25th percentile, 100% between the 40th and 60th percentile and 150% at or above the 75th percentile, with linear interpolation between these multipliers. This allows the final payout to range from 25% for threshold performance to 225% at maximum performance. Once earned, the PSUs will cliff vest on February 25, 2025. In addition, if an executive’s service to RBI is terminated (other than due to death or disability) prior to February 25, 2024, he or she will forfeit the entire award. A copy of the form of Performance Award Agreement between RBI and each of the named executive officers is filed herewith as Exhibit 10.36(f). This summary is qualified in its entirety to the full text of the Performance Award Agreement.

Item 6. Exhibits

Exhibit Number	Description

10.36(f)	Form of Performance Award Agreement (Performance Measures and TSR) under the Amended and Restated 2014 Omnibus Incentive Plan

10.80	Offer Letter dated December 8, 2020 among Burger King Europe GmbH, PLK Europe GmbH, and Tim Hortons Restaurants International GmbH and David Shear

10.81	Tax Equalization Agreement dated April 30, 2021 between Burger King Europe GmbH and David Shear

31.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESTAURANT BRANDS INTERNATIONAL INC. (Registrant)

Date: May 3, 2022	By:	/s/ Matthew Dunnigan
		Name:	Matthew Dunnigan
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)