Form 10-Q
period 2023-06-30
Restaurant Brands International Inc.
filed 2023-08-08
CIK 1618756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2023, there were 312,283,429 common shares of the Registrant outstanding.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data)
(Unaudited)

	As of
	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,213	$1,178
Accounts and notes receivable, net of allowance of $37 and $36, respectively	639	614
Inventories, net	171	133
Prepaids and other current assets	167	123
Total current assets	2,190	2,048
Property and equipment, net of accumulated depreciation and amortization of $1,132 and $1,061, respectively	1,957	1,950
Operating lease assets, net	1,094	1,082
Intangible assets, net	11,120	10,991
Goodwill	5,772	5,688
Other assets, net	1,000	987
Total assets	$23,133	$22,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$735	$758
Other accrued liabilities	975	1,001
Gift card liability	174	230
Current portion of long-term debt and finance leases	132	127
Total current liabilities	2,016	2,116
Long-term debt, net of current portion	12,801	12,839
Finance leases, net of current portion	315	311
Operating lease liabilities, net of current portion	1,036	1,027
Other liabilities, net	960	872
Deferred income taxes, net	1,327	1,313
Total liabilities	18,455	18,478
Shareholders’ equity:
Common shares, no par value; Unlimited shares authorized at June 30, 2023 and December 31, 2022; 312,203,465 shares issued and outstanding at June 30, 2023; 307,142,436 shares issued and outstanding at December 31, 2022	2,247	2,057
Retained earnings	1,198	1,121
Accumulated other comprehensive income (loss)	(591)	(679)
Total Restaurant Brands International Inc. shareholders’ equity	2,854	2,499
Noncontrolling interests	1,824	1,769
Total shareholders’ equity	4,678	4,268
Total liabilities and shareholders’ equity	$23,133	$22,746
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Sales	$744	$708	$1,412	$1,317
Franchise and property revenues	742	676	1,410	1,291
Advertising revenues and other services	289	255	543	482
Total revenues	1,775	1,639	3,365	3,090
Operating costs and expenses:
Cost of sales	612	584	1,162	1,078
Franchise and property expenses	130	125	253	255
Advertising expenses and other services	312	259	583	506
General and administrative expenses	163	146	338	279
(Income) loss from equity method investments	11	9	18	22
Other operating expenses (income), net	(7)	(25)	10	(41)
Total operating costs and expenses	1,221	1,098	2,364	2,099
Income from operations	554	541	1,001	991
Interest expense, net	145	129	287	256
Income before income taxes	409	412	714	735
Income tax expense	58	66	86	119
Net income	351	346	628	616
Net income attributable to noncontrolling interests (Note 12)	110	110	198	197
Net income attributable to common shareholders	$241	$236	$430	$419
Earnings per common share
Basic	$0.77	$0.77	$1.39	$1.36
Diluted	$0.77	$0.76	$1.37	$1.35
Weighted average shares outstanding (in millions):
Basic	312	308	310	308
Diluted	458	455	457	456
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$351	$346	$628	$616

Foreign currency translation adjustment	194	(345)	234	(288)
Net change in fair value of net investment hedges, net of tax of $4, $(38), $8 and $(13)	(84)	226	(115)	191
Net change in fair value of cash flow hedges, net of tax of $(31), $(30), $(16) and $(90)	86	83	43	244
Amounts reclassified to earnings of cash flow hedges, net of tax of $6, $(6), $11 and $(13)	(17)	16	(30)	37
Gain (loss) recognized on other, net of tax of $0, $0, $0 and $0	2	1	2	2
Other comprehensive income (loss)	181	(19)	134	186
Comprehensive income (loss)	532	327	762	802
Comprehensive income (loss) attributable to noncontrolling interests	166	104	239	256
Comprehensive income (loss) attributable to common shareholders	$366	$223	$523	$546
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(In millions of U.S. dollars, except shares and per share data)
(Unaudited)

	Issued Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2022	307,142,436	$2,057	$1,121	$(679)	$1,769	$4,268
Stock option exercises	124,275	6	—	—	—	6
Share-based compensation	—	41	—	—	—	41
Issuance of shares	1,690,762	15	—	—	—	15
Dividends declared ($0.55 per share)	—	—	(171)	—	—	(171)
Dividend equivalents declared on restricted stock units	—	5	(5)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.55 per unit)	—	—	—	—	(77)	(77)
Exchange of Partnership exchangeable units for RBI common shares	2,214,072	33	—	(5)	(28)	—
Restaurant VIE contributions (distributions)	—	—	—	—	(1)	(1)
Net income	—	—	189	—	88	277
Other comprehensive income (loss)	—	—	—	(32)	(15)	(47)
Balances at March 31, 2023	311,171,545	$2,157	$1,134	$(716)	$1,736	$4,311
Stock option exercises	920,438	43	—	—	—	43
Share-based compensation	—	42	—	—	—	42
Issuance of shares	87,695	—	—	—	—	—
Dividends declared ($0.55 per share)	—	—	(172)	—	—	(172)
Dividend equivalents declared on restricted stock units	—	5	(5)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.55 per unit)	—	—	—	—	(77)	(77)
Exchange of Partnership exchangeable units for RBI common shares	23,787	—	—	—	—	—
Restaurant VIE contributions (distributions)	—	—	—	—	(1)	(1)
Net income	—	—	241	—	110	351
Other comprehensive income (loss)	—	—	—	125	56	181
Balances at June 30, 2023	312,203,465	$2,247	$1,198	$(591)	$1,824	$4,678
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

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$628	$616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95	97
Amortization of deferred financing costs and debt issuance discount	14	14
(Income) loss from equity method investments	18	22
(Gain) loss on remeasurement of foreign denominated transactions	7	(52)
Net (gains) losses on derivatives	(72)	27
Share-based compensation and non-cash incentive compensation expense	92	59
Deferred income taxes	(40)	—
Other	(6)	2
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(29)	4
Inventories and prepaids and other current assets	(45)	(27)
Accounts and drafts payable	(31)	99
Other accrued liabilities and gift card liability	(135)	(199)
Tenant inducements paid to franchisees	(9)	(6)
Other long-term assets and liabilities	—	13
Net cash provided by operating activities	487	669
Cash flows from investing activities:
Payments for property and equipment	(48)	(28)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	13	10
Net payments in connection with purchase of Firehouse Subs	—	(12)
Settlement/sale of derivatives, net	28	9
Other investing activities, net	(1)	(25)
Net cash (used for) provided by investing activities	(8)	(46)
Cash flows from financing activities:
Proceeds from long-term debt	2	2
Repayments of long-term debt and finance leases	(68)	(47)
Payment of dividends on common shares and distributions on Partnership exchangeable units	(492)	(485)
Repurchase of common shares	—	(326)
Proceeds from stock option exercises	49	4
(Payments) proceeds from derivatives	63	(6)
Other financing activities, net	(2)	(2)
Net cash (used for) provided by financing activities	(448)	(860)
Effect of exchange rates on cash and cash equivalents	4	(12)
Increase (decrease) in cash and cash equivalents	35	(249)
Cash and cash equivalents at beginning of period	1,178	1,087
Cash and cash equivalents at end of period	$1,213	$838
Supplemental cash flow disclosures:
Interest paid	$380	$209
Income taxes paid	$146	$120
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Organization
Restaurant Brands International Inc. (the “Company”, “RBI”, “we”, “us” or “our”) is a Canadian corporation that serves as the sole general partner of Restaurant Brands International Limited Partnership (“Partnership”). We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), fast food hamburgers principally under the Burger King® brand (“Burger King” or “BK”), chicken principally under the Popeyes® brand (“Popeyes” or “PLK”) and sandwiches under the Firehouse Subs® brand (“Firehouse” or “FHS”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of June 30, 2023, we franchised or owned 5,662 Tim Hortons restaurants, 18,935 Burger King restaurants, 4,269 Popeyes restaurants and 1,259 Firehouse Subs restaurants, for a total of 30,125 restaurants, and operate in more than 100 countries. Approximately 100% of current system-wide restaurants are franchised.
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
Our confirmed outstanding obligations under the SCF program at June 30, 2023 and December 31, 2022 totaled $36 million and $47 million, respectively, and are classified as Accounts and drafts payable in our condensed consolidated balance sheets. All activity related to the obligations is classified as Cost of sales in our condensed consolidated statements of operations and presented within cash flows from operating activities in our condensed consolidated statements of cash flows.
Note 3. New Accounting Pronouncements
Accounting Relief for the Transition Away from LIBOR and Certain other Reference Rates – In March 2020 and as clarified in January 2021 and December 2022, the Financial Accounting Standards Board (“FASB”) issued guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This amendment is effective as of March 12, 2020 through December 31, 2024. The expedients and exceptions provided by this new guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationships. During 2021, we adopted certain of the expedients as it relates to hedge accounting as certain of our debt agreements and hedging relationships bear interest at variable rates, primarily U.S. dollar LIBOR. Additionally, following the discontinuance of the U.S. dollar LIBOR after June 30, 2023, the Financial Conduct Authority (“FCA”) has decided to require the publication of a U.S. dollar LIBOR using a synthetic methodology (“synthetic U.S. dollar LIBOR”) until September 30, 2024. We expect to use the synthetic U.S. dollar LIBOR for the Eurocurrency rate under our Term Loan B facility during that period. The adoption of and future elections under this new guidance did not and are not expected to have a material impact on our Financial Statements. We will continue to monitor the discontinuance of LIBOR on our debt agreements and hedging relationships.
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

Note 4. Leases
Property revenues consist primarily of lease income from operating leases and earned income on direct financing leases and sales-type leases with franchisees as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease income - operating leases
Minimum lease payments	$97	$101	$195	$214
Variable lease payments	119	106	215	179
Amortization of favorable and unfavorable income lease contracts, net	1	1	1	1
Subtotal - lease income from operating leases	217	208	411	394
Earned income on direct financing and sales-type leases	3	1	5	3
Total property revenues	$220	$209	$416	$397
Note 5. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized franchise fees and upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities on a consolidated basis between December 31, 2022 and June 30, 2023 (in millions):

Contract Liabilities
Balance at December 31, 2022	$540
Recognized during period and included in the contract liability balance at the beginning of the year	(30)
Increase, excluding amounts recognized as revenue during the period	24
Impact of foreign currency translation	4
Balance at June 30, 2023	$538
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) on a consolidated basis as of June 30, 2023 (in millions):

Contract liabilities expected to be recognized in
Remainder of 2023	$27
2024	52
2025	49
2026	46
2027	43
Thereafter	321
Total	$538

Disaggregation of Total Revenues
The following tables disaggregate revenue by segment (in millions):

	Three months ended June 30, 2023
	TH	BK	PLK	FHS	Total
Sales	$688	$24	$22	$10	$744
Royalties	90	302	81	18	491
Property revenues	158	58	4	—	220
Franchise fees and other revenue	7	13	5	6	31
Advertising revenues and other services	73	132	70	14	289
Total revenues	$1,016	$529	$182	$48	$1,775

	Six months ended June 30, 2023
	TH	BK	PLK	FHS	Total
Sales	$1,306	$43	$43	$20	$1,412
Royalties	167	575	156	35	933
Property revenues	295	114	7	—	416
Franchise fees and other revenue	13	28	8	12	61
Advertising revenues and other services	135	253	136	19	543
Total revenues	$1,916	$1,013	$350	$86	$3,365

	Three months ended June 30, 2022
	TH	BK	PLK	FHS	Total
Sales	$661	$17	$20	$10	$708
Royalties	83	266	72	17	438
Property revenues	149	57	3	—	209
Franchise fees and other revenue	6	12	6	5	29
Advertising revenues and other services	69	121	64	1	255
Total revenues	$968	$473	$165	$33	$1,639

	Six months ended June 30, 2022
	TH	BK	PLK	FHS	Total
Sales	$1,227	$33	$37	$20	$1,317
Royalties	152	517	139	33	841
Property revenues	279	112	6	—	397
Franchise fees and other revenue	13	24	7	9	53
Advertising revenues and other services	126	230	124	2	482
Total revenues	$1,797	$916	$313	$64	$3,090
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

The following table summarizes the basic and diluted earnings per share calculations (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to common shareholders - basic	$241	$236	$430	$419
Add: Net income attributable to noncontrolling interests	109	109	196	195
Net income available to common shareholders and noncontrolling interests - diluted	$350	$345	$626	$614

Denominator:
Weighted average common shares - basic	312	308	310	308
Exchange of noncontrolling interests for common shares (Note 12)	141	143	142	144
Effect of other dilutive securities	5	4	5	4
Weighted average common shares - diluted	458	455	457	456

Basic earnings per share (a)	$0.77	$0.77	$1.39	$1.36
Diluted earnings per share (a)	$0.77	$0.76	$1.37	$1.35
Anti-dilutive securities outstanding	5	5	5	5
(a) Earnings per share may not recalculate exactly as it is calculated based on unrounded numbers.
Note 7. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	June 30, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$727	$(331)	$396	$720	$(313)	$407
Favorable leases	87	(57)	30	90	(57)	33
Subtotal	814	(388)	426	810	(370)	440
Indefinite-lived intangible assets:
Tim Hortons brand	$6,424	$—	$6,424	$6,292	$—	$6,292
Burger King brand	2,099	—	2,099	2,088	—	2,088
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Firehouse Subs brand	816	—	816	816	—	816
Subtotal	10,694	—	10,694	10,551	—	10,551
Intangible assets, net			$11,120			$10,991

Goodwill:
Tim Hortons segment	$4,140			$4,059
Burger King segment	593			590
Popeyes segment	846			846
Firehouse Subs segment	193			193
Total	$5,772			$5,688

Amortization expense on intangible assets totaled $10 million for the three months ended June 30, 2023 and 2022. Amortization expense on intangible assets totaled $19 million and $20 million for the six months ended June 30, 2023 and 2022, respectively. The change in brands and goodwill balances during the six months ended June 30, 2023 was due to the impact of foreign currency translation.

Note 8. Equity Method Investments
The aggregate carrying amounts of our equity method investments were $140 million and $167 million as of June 30, 2023 and December 31, 2022, respectively, and are included as a component of Other assets, net in our accompanying condensed consolidated balance sheets.
Except for the following equity method investments, no quoted market prices are available for our other equity method investments. The aggregate market value of our 14.8% equity interest in Carrols Restaurant Group, Inc. based on the quoted market price on June 30, 2023 was approximately $47 million. The aggregate market value of our 9.4% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on June 30, 2023 was approximately $24 million. The aggregate market value of our 4.2% equity interest in TH International Limited based on the quoted market price on June 30, 2023 was approximately $20 million.
We have equity interests in entities that own or franchise Tim Hortons, Burger King and Popeyes restaurants. Sales, franchise and property revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues from affiliates:
Royalties	$103	$86	$195	$174
Advertising revenues and other services	20	18	38	34
Property revenues	9	8	18	15
Franchise fees and other revenue	4	5	9	9
Sales	6	4	10	8
Total	$142	$121	$270	$240
At June 30, 2023 and December 31, 2022, we had $54 million and $42 million, respectively, of accounts receivable, net from our equity method investments which were recorded in Accounts and notes receivable, net in our condensed consolidated balance sheets.
With respect to our TH business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $3 million and $2 million during the three months ended June 30, 2023 and 2022, respectively. Distributions received from this joint venture were $6 million and $5 million during the six months ended June 30, 2023 and 2022, respectively.
Associated with the TIMWEN Partnership, we recognized $6 million and $5 million of rent expense during the three months ended June 30, 2023 and 2022, respectively, and $10 million and $9 million of rent expense during the six months ended June 30, 2023 and 2022, respectively.
(Income) loss from equity method investments reflects our share of investee net income or loss and non-cash dilution gains or losses from changes in our ownership interests in equity investees.

Note 9. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and Other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	June 30, 2023	December 31, 2022
Current:
Dividend payable	$249	$243
Interest payable	64	89
Accrued compensation and benefits	84	124
Taxes payable	204	190
Deferred income	77	43
Accrued advertising expenses	50	37
Restructuring and other provisions	22	29
Current portion of operating lease liabilities	141	137
Other	84	109
Other accrued liabilities	$975	$1,001
Noncurrent:
Taxes payable	$143	$139
Contract liabilities	538	540
Derivatives liabilities	116	34
Unfavorable leases	47	50
Accrued pension	41	40
Deferred income	51	44
Other	24	25
Other liabilities, net	$960	$872

Note 10. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	June 30, 2023	December 31, 2022
Term Loan B	$5,163	$5,190
Term Loan A	1,234	1,250
3.875% First Lien Senior Notes due 2028	1,550	1,550
3.50% First Lien Senior Notes due 2029	750	750
5.75% First Lien Senior Notes due 2025	500	500
4.375% Second Lien Senior Notes due 2028	750	750
4.00% Second Lien Senior Notes due 2030	2,900	2,900
TH Facility and other	152	155
Less: unamortized deferred financing costs and deferred issue discount	(98)	(111)
Total debt, net	12,901	12,934
Less: current maturities of debt	(100)	(95)
Total long-term debt	$12,801	$12,839

Credit Facilities
Following the discontinuance of the U.S. dollar LIBOR after June 30, 2023, the FCA has decided to require the publication of a synthetic U.S. dollar LIBOR until September 30, 2024. We expect to use the synthetic U.S. dollar LIBOR for the Eurocurrency rate under our Term Loan B facility during that period.
Revolving Credit Facility
As of June 30, 2023, we had no amounts outstanding under our senior secured revolving credit facility (the “Revolving Credit Facility”), had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability under our Revolving Credit Facility was $998 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or equity repurchases, fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of June 30, 2023, we had approximately C$190 million outstanding under the TH Facility with a weighted average interest rate of 6.62%.
Restrictions and Covenants
As of June 30, 2023, we were in compliance with all applicable financial debt covenants under our senior secured term loan facilities and Revolving Credit Facility (together the "Credit Facilities"), the TH Facility, and the indentures governing our Senior Notes.
Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of
	June 30, 2023	December 31, 2022
Fair value of our variable term debt and senior notes	$12,053	$11,885
Principal carrying amount of our variable term debt and senior notes	12,847	12,890
Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Debt (a)	$142	$118	$280	$233
Finance lease obligations	5	5	9	10
Amortization of deferred financing costs and debt issuance discount	7	7	14	14
Interest income	(9)	(1)	(16)	(1)
Interest expense, net	$145	$129	$287	$256
(a)Amount includes $16 million and $12 million benefit during the three months ended June 30, 2023 and 2022, respectively, and $31 million and $23 million benefit during the six months ended June 30, 2023 and 2022, respectively, related to the quarterly net settlements of our cross-currency rate swaps and amortization of the Excluded Component as defined in Note 13, Derivative Instruments.

Note 11. Income Taxes
Our effective tax rate was 14.3% and 12.1% for the three and six months ended June 30, 2023, respectively. The effective tax rate during these periods reflect the mix of income from multiple tax jurisdictions, the impact of internal financing arrangements and favorable structural changes implemented in 2022.
Our effective tax rate was 15.9% and 16.2% for the three and six months ended June 30, 2022, respectively. The effective tax rate during these periods reflect the mix of income from multiple tax jurisdictions, the impact of internal financing arrangements and favorable structural changes implemented in 2022.
Note 12. Shareholders’ Equity
Noncontrolling Interests
The holders of Partnership exchangeable units held an economic interest of approximately 31.1% and 31.8% in Partnership common equity through the ownership of 140,758,781 and 142,996,640 Partnership exchangeable units as of June 30, 2023 and December 31, 2022, respectively.
During the six months ended June 30, 2023, Partnership exchanged 2,237,859 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. The exchanges represented increases in our ownership interest in Partnership and were accounted for as equity transactions, with no gain or loss recorded in the accompanying condensed consolidated statement of operations. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit is automatically deemed cancelled concurrently with the exchange.
Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$648	$(17)	$(1,310)	$(679)
Foreign currency translation adjustment	—	—	234	234
Net change in fair value of derivatives, net of tax	(72)	—	—	(72)
Amounts reclassified to earnings of cash flow hedges, net of tax	(30)	—	—	(30)
Gain (loss) recognized on other, net of tax	—	2	—	2
Amounts attributable to noncontrolling interests	36	—	(82)	(46)
Balance at June 30, 2023	$582	$(15)	$(1,158)	$(591)

Note 13. Derivative Instruments
Disclosures about Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges and derivatives designated as net investment hedges. We use derivatives to manage our exposure to fluctuations in interest rates and currency exchange rates.

Interest Rate Swaps
At June 30, 2023, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our senior secured term loan facilities (the “Term Loan Facilities”), including any subsequent refinancing or replacement of the Term Loan Facilities, beginning August 31, 2021 through the termination date of October 31, 2028. Additionally, at June 30, 2023, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. Following the discontinuance of the U.S. dollar LIBOR after June 30, 2023, the interest rate on all these interest rate swaps transitioned from LIBOR to SOFR, with no impact to hedge effectiveness and no change in accounting treatment as a result of applicable accounting relief guidance for the transition away from LIBOR. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI, net of tax, and reclassified into interest expense during the period in which the hedged forecasted transaction affects earnings. The net amount of pre-tax gains in connection with these net unrealized gains in AOCI as of June 30, 2023 that we expect to be reclassified into interest expense within the next 12 months is $117 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At June 30, 2023, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At June 30, 2023, we had outstanding cross-currency rate swaps that we entered into during 2022 to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. These swaps are contracts in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional amount of $5,000 million through the maturity date of September 30, 2028.
At June 30, 2023, we had outstanding cross-currency rate swaps in which we pay quarterly fixed-rate interest payments on the Euro notional value of €1,108 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $1,200 million. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge. During 2018, we extended the term of the swaps from March 31, 2021 to the maturity date of February 17, 2024. The extension of the term resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, at June 30, 2023, we also had outstanding cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $400 million, entered during 2018, and $500 million, entered during 2019, through the maturity date of February 17, 2024 and $150 million, entered during 2021, through the maturity date of October 31, 2028. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge.
In connection with the cross-currency rate swaps hedging Canadian dollar and Euro net investments, we utilize the spot method to exclude the interest component (the “Excluded Component”) from the accounting hedge without affecting net investment hedge accounting and amortize the Excluded Component over the life of the derivative instrument. The amortization of the Excluded Component is recognized in Interest expense, net in the condensed consolidated statement of operations. The change in fair value that is not related to the Excluded Component is recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated.
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At June 30, 2023, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $203 million with maturities to August 2024. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.

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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$120	$107	$63	$330
Forward-currency contracts	$(3)	$6	$(4)	$4
Derivatives designated as net investment hedges
Cross-currency rate swaps	$(88)	$264	$(123)	$204
(1) We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$20	$(23)	$35	$(52)
Forward-currency contracts	Cost of sales	$3	$1	$6	$2

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$16	$12	$31	$23

	Fair Value as of
	June 30, 2023	December 31, 2022	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest rate	$283	$280	Other assets, net
Foreign currency	1	7	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	42	78	Other assets, net
Total assets at fair value	$326	$365

Liabilities:
Derivatives designated as cash flow hedges
Foreign currency	$3	$—	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	116	34	Other liabilities, net
Total liabilities at fair value	$119	$34

Note 14. Other Operating Expenses (Income), net
Other operating expenses (income), net consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$(9)	$(1)	$(11)	$1
Litigation settlements (gains) and reserves, net	(3)	2	(2)	3
Net losses (gains) on foreign exchange	(1)	(31)	7	(52)
Other, net	6	5	16	7
Other operating expenses (income), net	$(7)	$(25)	$10	$(41)
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
On October 26, 2020, City of Warwick Municipal Employees Pension Fund, a purported stockholder of RBI, individually and putatively on behalf of all other stockholders similarly situated, filed a lawsuit in the Supreme Court of the State of New York County of New York naming RBI and certain of our officers, directors and shareholders as defendants alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with certain offerings of securities by an affiliate in August and September 2019. The complaint alleges that the shelf registration statement used in connection with such offering contained certain false and/or misleading statements or omissions. The complaint seeks, among other relief, class certification of the lawsuit, unspecified compensatory damages, rescission, pre-judgement and post-judgement interest, costs and expenses. On December 18, 2020 the plaintiffs filed an amended complaint and on February 16, 2021 RBI filed a motion to dismiss the complaint. The plaintiffs filed a brief in opposition to the motion on April 19, 2021 and RBI filed a reply in May 2021. The motion to dismiss was heard in April 2022 and the motion to dismiss was denied in May 2022. On June 6, 2022, we filed an answer to the complaint and on July 8, 2022, we filed an appeal of the denial of the motion to dismiss. On November 10, 2022, the appellate division reversed the trial court and ordered that the complaint be dismissed. Plaintiffs moved for leave to appeal to the Court of Appeals of the State of New York, which RBI opposed, and on March 21, 2023, the Court of Appeals denied leave to appeal. As that decision is now final, we do not anticipate any further proceedings in this matter.

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

The following tables present revenues, by segment and by country (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues by operating segment:
TH	$1,016	$968	$1,916	$1,797
BK	529	473	1,013	916
PLK	182	165	350	313
FHS	48	33	86	64
Total revenues	$1,775	$1,639	$3,365	$3,090

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues by country (a):
Canada	$918	$878	$1,727	$1,625
United States	631	571	1,204	1,092
Other	226	190	434	373
Total revenues	$1,775	$1,639	$3,365	$3,090
(a)Only Canada and the United States represented 10% or more of our total revenues in each period presented.
Our measure of segment income is Adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax (benefit) expense, and depreciation and amortization, adjusted to exclude (i) the non-cash impact of share-based compensation and non-cash incentive compensation expense, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expense incurred in connection with the acquisition of Firehouse consisting of professional fees, compensation-related expenses and integration costs (“FHS Transaction costs”); and (ii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements, including services related to significant tax reform legislation and regulations (“Corporate restructuring and advisory fees”).

Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. A reconciliation of segment income to net income consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment income:
TH	$290	$274	$541	$505
BK	288	270	544	499
PLK	73	61	139	117
FHS	14	13	29	27
Adjusted EBITDA	665	618	1,253	1,148
Share-based compensation and non-cash incentive compensation expense	47	32	92	59
FHS Transaction costs	—	4	19	5
Corporate restructuring and advisory fees	7	6	12	9
Impact of equity method investments (a)	15	12	24	28
Other operating expenses (income), net	(7)	(25)	10	(41)
EBITDA	603	589	1,096	1,088
Depreciation and amortization	49	48	95	97
Income from operations	554	541	1,001	991
Interest expense, net	145	129	287	256
Income tax expense	58	66	86	119
Net income	$351	$346	$628	$616
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 17. Subsequent Events
Dividends
On July 6, 2023, we paid a cash dividend of $0.55 per common share to common shareholders of record on June 22, 2023. On such date, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.55 per exchangeable unit to holders of record on June 22, 2023.
Subsequent to June 30, 2023, our board of directors declared a cash dividend of $0.55 per common share, which will be paid on October 4, 2023 to common shareholders of record on September 20, 2023. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.55 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
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
Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the fiscal year and our operating metrics, as discussed below, may decrease for any future period. Unless the context otherwise requires, all references in this section to “RBI”, the “Company”, “we”, “us” or “our” are to Restaurant Brands International Inc. and its subsidiaries, collectively and all references in this section to “Partnership” are to Restaurant Brands International Limited Partnership and its subsidiaries, collectively.
Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with over $40 billion in annual system-wide sales and over 30,000 restaurants in more than 100 countries as of June 30, 2023. Our Tim Hortons®, Burger King®, Popeyes®, and Firehouse Subs® brands have similar franchised business models with complementary daypart mixes and product platforms. Our four iconic brands are managed independently while benefiting from global scale and sharing of best practices.
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

Key Operating Metrics
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
In our 2022 financial reports, our key operating metrics included results from our franchised Burger King restaurants in Russia, with supplemental disclosure provided excluding these restaurants. We did not generate any new profits from restaurants in Russia in 2022 and do not expect to generate any new profits in 2023. Consequently, beginning in the first quarter of 2023, our reported key operating metrics exclude the results from Russia for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
Key Operating Metrics	2023	2022	2023	2022
System-wide sales growth
TH	15.0%	16.3%	16.3%	14.7%
BK	13.8%	13.2%	14.0%	14.7%
PLK	15.0%	9.9%	14.7%	7.1%
FHS	5.1%	N/A	6.8%	N/A
Consolidated (a)	14.0%	13.3%	14.3%	13.4%
FHS (b)	N/A	2.2%	N/A	4.7%
System-wide sales (in US$ millions)
TH	$2,024	$1,838	$3,755	$3,394
BK	$6,901	$6,134	$13,142	$11,781
PLK	$1,714	$1,503	$3,282	$2,886
FHS	$307	$292	$599	$564
Consolidated	$10,946	$9,767	$20,778	$18,625
Comparable sales
TH	11.4%	12.2%	12.5%	10.4%
BK	10.2%	8.7%	10.5%	9.3%
PLK	6.3%	1.4%	6.0%	(0.8)%
FHS	2.1%	N/A	4.0%	N/A
Consolidated (a)	9.6%	8.2%	9.9%	7.8%
FHS (b)	N/A	(1.4)%	N/A	1.3%

			As of June 30,
			2023	2022
Net restaurant growth
TH			5.8%	5.7%
BK			2.4%	2.7%
PLK			10.9%	8.1%
FHS			2.1%	N/A
Consolidated (a)			4.1%	4.0%
FHS (b)			N/A	2.5%
Restaurant count
TH			5,662	5,352
BK			18,935	18,491
PLK			4,269	3,851
FHS			1,259	1,233
Consolidated			30,125	28,927

(a) Consolidated system-wide sales growth, consolidated comparable sales and consolidated net restaurant growth do not include the results of Firehouse Subs for 2022.
(b) 2022 Firehouse Subs growth figures are shown for informational purposes only.

Macro Economic Environment
During the three and six months ended June 30, 2023 and 2022, there were increases in commodity, labor, and energy costs partially due to the macroeconomic impact of both the War in Ukraine and COVID-19. Further significant increases in inflation could affect the global, Canadian and U.S. economies, resulting in foreign exchange volatility and rising interest rates which could have an adverse impact on our business and results of operations if we and our franchisees are not able to adjust prices sufficiently to offset the effect of cost increases without negatively impacting consumer demand.
In addition, the global crisis resulting from the spread of COVID-19 impacted our restaurant operations during the three and six months ended June 30, 2022. Certain markets, including Canada and China, were significantly impacted as a result of governments mandated lockdowns. These lockdowns, which have since been lifted, resulted in restrictions to restaurant operations, such as reduced, if any, dine-in capacity, and/or restrictions on hours of operation in those markets.
Sustainability
We have adopted science based targets to reduce greenhouse gas emissions by 50% by 2030, and are committed to achieving net-zero emissions by 2050. Starting 2024, we will be changing our base year from 2019 to 2022, to reflect emissions from Firehouse Subs, which we acquired in December 2021, and an improved calculation methodology. While most of the impact is from scope 3 emissions that are not under our direct control, reaching these targets will require us to devote resources to support changes by suppliers and franchisees.

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022
Tabular amounts in millions of U.S. dollars unless noted otherwise. Total revenues for each segment and segment income may not calculate exactly due to rounding.

Consolidated	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2023	2022	Favorable / (Unfavorable)			2023	2022	Favorable / (Unfavorable)
Revenues:
Sales	$744	$708	$36	$(28)	$64	$1,412	$1,317	$95	$(60)	$155
Franchise and property revenues	742	676	66	(13)	79	1,410	1,291	119	(34)	153
Advertising revenues and other services	289	255	34	(3)	37	543	482	61	(6)	67
Total revenues	1,775	1,639	136	(44)	180	3,365	3,090	275	(100)	375
Operating costs and expenses:
Cost of sales	612	584	(28)	23	(51)	1,162	1,078	(84)	48	(132)
Franchise and property expenses	130	125	(5)	4	(9)	253	255	2	9	(7)
Advertising expenses and other services	312	259	(53)	3	(56)	583	506	(77)	7	(84)
General and administrative expenses	163	146	(17)	1	(18)	338	279	(59)	4	(63)
(Income) loss from equity method investments	11	9	(2)	—	(2)	18	22	4	—	4
Other operating expenses (income), net	(7)	(25)	(18)	1	(19)	10	(41)	(51)	30	(81)
Total operating costs and expenses	1,221	1,098	(123)	32	(155)	2,364	2,099	(265)	98	(363)
Income from operations	554	541	13	(12)	25	1,001	991	10	(2)	12
Interest expense, net	145	129	(16)	—	(16)	287	256	(31)	—	(31)
Income before income taxes	409	412	(3)	(12)	9	714	735	(21)	(2)	(19)
Income tax expense	58	66	8	—	8	86	119	33	1	32
Net income	$351	$346	$5	$(12)	$17	$628	$616	$12	$(1)	$13
(a)We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

TH Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2023	2022	Favorable / (Unfavorable)			2023	2022	Favorable / (Unfavorable)
Revenues:
Sales	$688	$661	$27	$(29)	$56	$1,306	$1,227	$79	$(60)	$139
Franchise and property revenues	255	238	17	(11)	27	475	444	31	(22)	53
Advertising revenues and other services	73	69	4	(3)	7	135	126	9	(6)	15
Total revenues	1,016	968	48	(42)	90	1,916	1,797	119	(89)	208
Cost of sales	562	537	(25)	23	(48)	1,067	990	(77)	48	(126)
Franchise and property expenses	86	84	(2)	4	(6)	165	165	—	9	(9)
Advertising expenses and other services	78	71	(7)	3	(10)	142	138	(4)	7	(11)
Segment G&A	28	32	4	1	3	57	61	4	3	2
Segment depreciation and amortization (b)	25	28	3	1	2	50	57	7	3	4
Segment income (c)	290	274	16	(12)	28	541	505	36	(25)	61
(b)Segment depreciation and amortization consists of depreciation and amortization included in cost of sales, franchise and property expenses and advertising expenses and other services.
(c)TH segment income includes $3 million of cash distributions received from equity method investments for the three months ended June 30, 2023 and 2022. TH segment income includes $6 million of cash distributions received from equity method investments for the six months ended June 30, 2023 and 2022.

BK Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2023	2022	Favorable / (Unfavorable)			2023	2022	Favorable / (Unfavorable)
Revenues:
Sales	$24	$17	$7	$—	$7	$43	$33	$10	$—	$10
Franchise and property revenues	373	335	38	(2)	40	717	653	64	(10)	74
Advertising revenues and other services	133	121	12	—	11	254	230	24	—	24
Total revenues	529	473	56	(2)	57	1,013	916	97	(10)	107
Cost of sales	22	19	(3)	—	(3)	39	36	(3)	—	(3)
Franchise and property expenses	35	34	(1)	—	(2)	75	79	4	1	3
Advertising expenses and other services	150	123	(27)	—	(26)	284	242	(42)	—	(42)
Segment G&A	47	40	(7)	—	(7)	95	85	(10)	—	(10)
Segment depreciation and amortization (b)	13	12	(1)	—	(1)	25	24	(1)	—	(1)
Segment income	288	270	18	(2)	20	544	499	45	(10)	55

PLK Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2023	2022	Favorable / (Unfavorable)			2023	2022	Favorable / (Unfavorable)
Revenues:
Sales	$22	$20	$2	$—	$2	$43	$37	$6	$—	$6
Franchise and property revenues	91	81	10	(1)	11	172	152	20	(1)	21
Advertising revenues and other services	69	64	5	—	5	136	124	12	—	12
Total revenues	183	165	18	(1)	18	351	313	38	(1)	39
Cost of sales	20	19	(1)	—	(1)	39	35	(4)	—	(4)
Franchise and property expenses	7	5	(2)	—	(2)	8	7	(1)	—	(1)
Advertising expenses and other services	70	64	(6)	—	(6)	137	125	(12)	—	(12)
Segment G&A	16	17	1	—	1	31	32	1	—	1
Segment depreciation and amortization (b)	2	1	(1)	—	(1)	4	3	(1)	—	(1)
Segment income	73	61	12	(1)	13	139	117	22	(1)	23

FHS Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2023	2022	Favorable / (Unfavorable)			2023	2022	Favorable / (Unfavorable)
Revenues:
Sales	$10	$10	$—	$—	$—	$20	$20	$—	$—	$—
Franchise and property revenues	24	22	2	—	2	47	42	5	—	5
Advertising revenues and other services	14	1	13	—	13	19	2	17	—	17
Total revenues	48	33	15	—	15	86	64	22	—	22
Cost of sales	9	9	—	—	—	17	17	—	—	—
Franchise and property expenses	2	2	—	—	—	4	4	—	—	—
Advertising expenses and other services	15	1	(14)	—	(14)	19	1	(18)	—	(18)
Segment G&A	9	8	(1)	—	(1)	17	16	(1)	—	(1)
Segment depreciation and amortization (b)	—	1	1	—	1	1	1	—	—	—
Segment income	14	13	1	—	1	29	27	2	—	2
System-wide Sales
For the three months ended June 30, 2023, the increase in TH system-wide sales of 15.0% was primarily driven by comparable sales of 11.4%, including Canada comparable sales of 12.5%, and net restaurant growth of 5.8%. For the six months ended June 30, 2023, the increase in TH system-wide sales of 16.3% was primarily driven by comparable sales of 12.5%, including Canada comparable sales of 13.8%, and net restaurant growth of 5.8%.
For the three months ended June 30, 2023, the increase in BK system-wide sales of 13.8% was primarily driven by comparable sales of 10.2%, including rest of the world comparable sales of 11.6% and U.S. comparable sales of 8.3%, and net restaurant growth of 2.4%. For the six months ended June 30, 2023, the increase in BK system-wide sales of 14.0% was primarily driven by comparable sales of 10.5%, including rest of the world comparable sales of 11.9% and U.S. comparable sales of 8.5%, and net restaurant growth of 2.4%.
For the three months ended June 30, 2023, the increase in PLK system-wide sales of 15.0% was primarily driven by net restaurant growth of 10.9% and comparable sales of 6.3%, including U.S. comparable sales of 4.2%. For the six months ended June 30, 2023, the increase in PLK system-wide sales of 14.7% was primarily driven by net restaurant growth of 10.9% and comparable sales of 6.0%, including U.S. comparable sales of 3.8%.

For the three months ended June 30, 2023, the increase in FHS system-wide sales of 5.1% was primarily driven by comparable sales of 2.1%, including U.S. comparable sales of 2.6%, and net restaurant growth of 2.1%. For the six months ended June 30, 2023, the increase in FHS system-wide sales of 6.8% was primarily driven by comparable sales of 4.0%, including U.S. comparable sales of 4.5%, and net restaurant growth of 2.1%.
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
During the three months ended June 30, 2023, the increase in sales was driven by an increase of $56 million in our TH segment, an increase of $7 million in our BK segment, and an increase of $2 million in our PLK segment, partially offset by an unfavorable FX Impact of $28 million. The increase in our TH segment was primarily driven by an increase in supply chain sales due to an increase in system-wide sales as well as increases in commodity prices passed on to franchisees.
During the six months ended June 30, 2023, the increase in sales was driven by an increase of $139 million in our TH segment, an increase of $10 million in our BK segment, and an increase of $6 million in our PLK segment, partially offset by an unfavorable FX Impact of $60 million. The increase in our TH segment was primarily driven by an increase in supply chain sales due to an increase in system-wide sales as well as increases in commodity prices passed on to franchisees and an increase in sales to retailers.
During the three months ended June 30, 2023, the increase in cost of sales was driven by an increase of $48 million in our TH segment, an increase of $3 million in our BK segment, and an increase of $1 million in our PLK segment, partially offset by a favorable FX Impact of $23 million. The increase in our TH segment was primarily driven by an increase in supply chain sales and increases in commodity prices.
During the six months ended June 30, 2023, the increase in cost of sales was driven by an increase of $126 million in our TH segment, an increase of $4 million in our PLK segment, and an increase of $3 million in our BK segment, partially offset by a favorable FX Impact of $48 million. The increase in our TH segment was primarily driven by an increase in supply chain sales, increases in commodity prices and an increase in sales to retailers.
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
During the three months ended June 30, 2023, the increase in franchise and property revenues was driven by an increase of $40 million in our BK segment, an increase of $27 million in our TH segment, an increase of $11 million in our PLK segment, and an increase of $2 million in our FHS segment, partially offset by an unfavorable FX Impact of $13 million. The increases were primarily driven by increases in royalties in all of our segments and increases in rent in our TH segment, as a result of increases in system-wide sales.
During the six months ended June 30, 2023, the increase in franchise and property revenues was driven by an increase of $74 million in our BK segment, an increase of $53 million in our TH segment, an increase of $21 million in our PLK segment, and an increase of $5 million in our FHS segment, partially offset by an unfavorable FX Impact of $34 million. The increases were primarily driven by increases in royalties in all of our segments and increases in rent in our TH segment, as a result of increases in system-wide sales.
During the three months ended June 30, 2023, the increase in franchise and property expenses was driven by an increase of $6 million in our TH segment, an increase of $2 million in our BK segment, an increase of $2 million in our PLK segment, partially offset by a favorable FX impact of $4 million. The increase in our TH segment was primarily driven by increases in rent expense.

During the six months ended June 30, 2023, the decrease in franchise and property expenses was driven by a decrease of $3 million in our BK segment and a favorable FX impact of $9 million, partially offset by an increase of $9 million in our TH segment and an increase of $1 million in our PLK segment. The increase in our TH segment was primarily driven by increases in rent expense.
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
During the three months ended June 30, 2023, the increase in advertising revenues and other services was driven by an increase of $13 million in our FHS segment, an increase of $11 million in our BK segment, an increase of $7 million in our TH segment, and an increase of $5 million in our PLK segment, partially offset by an unfavorable FX Impact of $3 million. The increases in our TH, BK and PLK segments were primarily driven by increases in system-wide sales. The increase in our FHS segment reflects modification of the advertising fund arrangements to be more consistent with those of our other brands.
During the six months ended June 30, 2023, the increase in advertising revenues and other services was driven by an increase of $24 million in our BK segment, an increase of $17 million in our FHS segment, an increase of $15 million in our TH segment, and an increase of $12 million in our PLK segment, partially offset by an unfavorable FX Impact of $6 million. The increases in our TH, BK and PLK segments were primarily driven by increases in system-wide sales. The increase in our FHS segment reflects modification of the advertising fund arrangements to be more consistent with those of our other brands.
During the three months ended June 30, 2023, the increase in advertising expenses and other services was driven by an increase of $26 million in our BK segment, an increase of $14 million in our FHS segment, an increase of $10 million in our TH segment, and an increase of $6 million in our PLK segment, partially offset by a favorable FX Impact of $3 million. The increases in our BK, TH and PLK segments were driven primarily by increases in advertising revenues and other services. Additionally, our BK segment reflects our support behind the marketing program in the U.S. The increase in our FHS segment reflects modification of the advertising fund arrangements to be more consistent with those of our other brands.
During the six months ended June 30, 2023, the increase in advertising expenses and other services was driven by an increase of $42 million in our BK segment, an increase of $18 million in our FHS segment, an increase of $12 million in our PLK segment, and an increase of $11 million in our TH segment, partially offset by a favorable FX Impact of $7 million. The increases in our BK, PLK and TH segments were driven primarily by increases in advertising revenues and other services. Additionally, our BK segment reflects our support behind the marketing program in the U.S. The increase in our FHS segment reflects modification of the advertising fund arrangements to be more consistent with those of our other brands.

General and Administrative Expenses
Our general and administrative expenses consisted of the following:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			$	%			$	%
	2023	2022	Favorable / (Unfavorable)		2023	2022	Favorable / (Unfavorable)
Segment G&A:
TH	$28	$32	$4	13%	$57	$61	$4	7%
BK	47	40	(7)	(18)%	95	85	(10)	(12)%
PLK	16	17	1	6%	31	32	1	3%
FHS	9	8	(1)	(13)%	17	16	(1)	(6)%
Share-based compensation and non-cash incentive compensation expense	47	32	(15)	(47)%	92	59	(33)	(56)%
Depreciation and amortization	9	7	(2)	(29)%	15	12	(3)	(25)%
FHS Transaction costs	—	4	4	100%	19	5	(14)	NM
Corporate restructuring and advisory fees	7	6	(1)	(17)%	12	9	(3)	(33)%
General and administrative expenses	$163	$146	$(17)	(12)%	$338	$279	$(59)	(21)%
NM - not meaningful
Segment general and administrative expenses (“Segment G&A”) consist primarily of salary and employee-related costs for non-restaurant employees, professional fees, information technology systems, and general overhead for our corporate offices. Segment G&A excludes share-based compensation and non-cash incentive compensation expense, depreciation and amortization, FHS Transaction costs and Corporate restructuring and advisory fees.
During the three and six months ended June 30, 2023, Segment G&A for our BK segment increased primarily due to increases in compensation related expenses. Segment G&A for our TH segment decreased primarily due to a decrease in professional services. Segment G&A for our PLK and FHS segments was relatively consistent with the prior year.
During the three and six months ended June 30, 2023, the increase in share-based compensation and non-cash incentive compensation expense was primarily due to an increase in equity awards granted during 2023 and 2022, including equity awards granted to our executive chairman during the fourth quarter of 2022, and increases in expenses related to previously granted performance-based equity awards. In addition, the increase in share-based compensation and non-cash incentive compensation expense was also impacted by shorter vesting periods for equity awards granted beginning in 2021.
In connection with the acquisition of Firehouse, we incurred certain non-recurring fees and expenses (“FHS Transaction costs”) consisting of professional fees, compensation related expenses and integration costs through the three months ended March 31, 2023. We do not expect to incur additional FHS Transaction costs for the remainder of 2023.
In connection with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movement within our structure, including services related to significant tax reform legislation and regulations, we incurred non-operating expenses primarily from professional advisory and consulting services (“Corporate restructuring and advisory fees”). We expect to incur additional Corporate restructuring and advisory fees during the remainder of 2023.

(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss and non-cash dilution gains or losses from changes in our ownership interests in equity method investees.
The change in (income) loss from equity method investments during the three months ended June 30, 2023 was primarily driven by an increase in equity method investment net losses that we recognized during the current year. The change in (income) loss from equity method investments during the six months ended June 30, 2023 was primarily driven by a decrease in equity method investment net losses that we recognized during the current year.
Other Operating Expenses (Income), net
Our other operating expenses (income), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$(9)	$(1)	$(11)	$1
Litigation settlements (gains) and reserves, net	(3)	2	(2)	3
Net losses (gains) on foreign exchange	(1)	(31)	7	(52)
Other, net	6	5	16	7
Other operating expenses (income), net	$(7)	$(25)	$10	$(41)
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
Other, net for 2023 is primarily related to payments in connection with FHS area representative buyouts.
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense, net	$145	$129	$287	$256
Weighted average interest rate on long-term debt	4.9%	4.2%	4.9%	4.1%
During the three and six months ended June 30, 2023, interest expense, net increased primarily due to an increase in the weighted average interest rate driven by increases in interest rates which impacts our variable rate debt.
Income Tax Expense
Our effective tax rate was 14.3% and 15.9% for the three months ended June 30, 2023 and 2022, respectively, and 12.1% and 16.2% for the six months ended June 30, 2023 and 2022, respectively. Our effective tax rate for the three and six months ended June 30, 2023 was favorably impacted by structural changes implemented in the latter part of 2022 and changes to the relative mix of our income from multiple tax jurisdictions. There may continue to be some quarter-to-quarter volatility of our effective tax rate as our mix of income from multiple tax jurisdictions and related income forecast changes due to macroeconomic events.

Net Income
We reported net income of $351 million for the three months ended June 30, 2023, compared to net income of $346 million for the three months ended June 30, 2022. The increase in net income is primarily due to an $18 million increase in BK segment income, a $16 million increase in TH segment income, a $12 million increase in PLK segment income, an $8 million decrease in income tax expense, a $4 million decrease in FHS Transaction costs, and a $1 million increase in FHS segment income. These factors were partially offset by an $18 million unfavorable change in the results from other operating expenses (income), net, a $16 million increase in interest expense, net, a $15 million increase in share-based compensation and non-cash incentive compensation expense, a $3 million unfavorable change from the impact of equity method investments, a $1 million increase in Corporate restructuring and advisory fees, and a $1 million increase in depreciation and amortization. Amounts above include a total unfavorable FX Impact to net income of $12 million.
We reported net income of $628 million for the six months ended June 30, 2023, compared to net income of $616 million for the six months ended June 30, 2022. The increase in net income is primarily due to a $45 million increase in BK segment income, a $36 million increase in TH segment income, a $33 million decrease in income tax expense, a $22 million increase in PLK segment income, a $4 million favorable change from the impact of equity method investments, a $2 million decrease in depreciation and amortization, and a $2 million increase in FHS segment income. These factors were partially offset by a $51 million unfavorable change in the results from other operating expenses (income), net, a $33 million increase in share-based compensation and non-cash incentive compensation expense, a $31 million increase in interest expense, net, a $14 million increase in FHS Transaction costs, and a $3 million increase in Corporate restructuring and advisory fees. Amounts above include a total unfavorable FX Impact to net income of $1 million.

Non-GAAP Reconciliations
The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. These non-GAAP measures do not have a standardized meaning under U.S. GAAP and may differ from similar captioned measures of other companies in our industry. We believe that these non-GAAP measures are useful to investors in assessing our operating performance, as they provide them with the same tools that management uses to evaluate our performance and are responsive to questions we receive from both investors and analysts. By disclosing these non-GAAP measures, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. EBITDA is defined as earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax (benefit) expense, and depreciation and amortization and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA excluding (i) the non-cash impact of share-based compensation and non-cash incentive compensation expense, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expense incurred in connection with the acquisition of Firehouse consisting of professional fees, compensation related expenses and integration costs; and (ii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements, including services related to significant tax reform legislation and regulations. Management believes that these types of expenses are either not related to our underlying profitability drivers or not likely to re-occur in the foreseeable future and the varied timing, size and nature of these projects may cause volatility in our results unrelated to the performance of our core business that does not reflect trends of our core operations.

Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. Adjusted EBITDA, as defined above, also represents our measure of segment income for each of our four operating segments.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			$	%			$	%
	2023	2022	Favorable / (Unfavorable)		2023	2022	Favorable / (Unfavorable)

Net income	$351	$346	$5	1%	$628	$616	$12	2%
Income tax expense	58	66	8	12%	86	119	33	28%
Interest expense, net	145	129	(16)	(12)%	287	256	(31)	(12)%
Income from operations	554	541	13	2%	1,001	991	10	1%
Depreciation and amortization	49	48	(1)	(2)%	95	97	2	2%
EBITDA	603	589	14	2%	1,096	1,088	8	1%
Share-based compensation and non-cash incentive compensation expense	47	32	(15)	(47)%	92	59	(33)	(56)%
FHS Transaction costs	—	4	4	100%	19	5	(14)	NM
Corporate restructuring and advisory fees	7	6	(1)	(17)%	12	9	(3)	(33)%
Impact of equity method investments (a)	15	12	(3)	(25)%	24	28	4	14%
Other operating expenses (income), net	(7)	(25)	(18)	72%	10	(41)	(51)	NM
Adjusted EBITDA	$665	$618	$47	8%	$1,253	$1,148	$105	9%

Segment income:
TH	$290	$274	$16	6%	$541	$505	$36	7%
BK	288	270	18	7%	544	499	45	9%
PLK	73	61	12	19%	139	117	22	19%
FHS	14	13	1	8%	29	27	2	11%
Adjusted EBITDA	665	618	47	8%	$1,253	$1,148	$105	9%
NM - not meaningful
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.
The increase in Adjusted EBITDA for the three and six months ended June 30, 2023 reflects the increases in segment income in each of our segments and includes an unfavorable FX Impact of $15 million and $36 million for the three and six months ended June 30, 2023, respectively.
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

As of June 30, 2023, we had cash and cash equivalents of $1,213 million and borrowing availability of $998 million under our senior secured revolving credit facility (the “Revolving Credit Facility”). Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
In September 2022, Burger King shared the details of its “Reclaim the Flame” plan to accelerate sales growth and drive franchisee profitability. We are investing $400 million over the life of the plan, comprised of $150 million in advertising and digital investments (“Fuel the Flame”) and $250 million in high-quality remodels and relocations, restaurant technology, kitchen equipment, and building enhancements (“Royal Reset”). During the six months ended June 30, 2023, we funded $18 million toward the Fuel the Flame investment and $18 million toward our Royal Reset investment and as of June 30, 2023, we have funded a total of $32 million toward the Fuel the Flame investment and $35 million toward our Royal Reset investment.
On July 28, 2021, our board of directors approved a share repurchase authorization of up to $1,000 million of our common shares until August 10, 2023. On August 12, 2022, we announced that the Toronto Stock Exchange (the “TSX”) had accepted the notice of our intention to renew the normal course issuer bid, permitting the repurchase of up to 30,254,374 common shares for the 12-month period ending on August 16, 2023. Share repurchases under the normal course issuer bid will be made through the facilities of the TSX, the New York Stock Exchange (the “NYSE”) and/or other exchanges and alternative Canadian or foreign trading systems, if eligible, or by such other means as may be permitted by the TSX and/or the NYSE under applicable law. Shareholders may obtain a copy of the prior notice, free of charge, by contacting us. Our board of directors has not renewed the share repurchase authorization or the normal course issuer bid, so these will expire on August 10, and August 16, 2023, respectively. During the six months ended June 30, 2023, we did not repurchase any RBI common shares and as of June 30, 2023 had $123 million remaining under the authorization.
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
Debt Instruments and Debt Service Requirements
As of June 30, 2023, our long-term debt consists primarily of borrowings under our Credit Facilities (as defined below), amounts outstanding under our 3.875% First Lien Senior Notes due 2028, 5.75% First Lien Senior Notes due 2025, 3.50% First Lien Senior Notes due 2029, 4.375% Second Lien Senior Notes due 2028, 4.00% Second Lien Senior Notes due 2030 (together, the “Senior Notes”), TH Facility, and obligations under finance leases. For further information about our long-term debt, see Note 10 to the accompanying unaudited condensed consolidated financial statements included in this report.
As of June 30, 2023, there was $6,397 million outstanding principal amount under our senior secured term loan facilities (the “Term Loan Facilities” and together with the Revolving Credit Facility, the “Credit Facilities”) with a weighted average interest rate of 6.85%. The interest rate applicable to borrowings under our Term Loan A and Revolving Credit Facility is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (ii) Adjusted Term SOFR (Adjusted Term SOFR is calculated as Term SOFR plus a 0.10% adjustment), subject to a floor of 0.00%, plus an applicable margin varying between 0.75% to 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid. The interest rate applicable to borrowings under our Term Loan B is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75% or (ii) a Eurocurrency rate, subject to a floor of 0.00%, plus an applicable margin of 1.75%.
Based on the amounts outstanding under the Term Loan Facilities and LIBOR/SOFR (Secured Overnight Financing Rate) as of June 30, 2023, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $443 million in interest payments and $85 million in principal payments. In addition, based on LIBOR as of June 30, 2023, net cash settlements that we expect to receive on our $4,000 million interest rate swaps are estimated to be approximately $131 million for the next twelve months. Based on the amounts outstanding at June 30, 2023, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $264 million in interest payments. Based on the amounts outstanding under the TH Facility as of June 30, 2023, required debt service for the next twelve months is estimated to be approximately $9 million in interest payments and $13 million in principal payments.

Restrictions and Covenants
As of June 30, 2023, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility, and the indentures governing our Senior Notes.
Cash Dividends
On July 6, 2023, we paid a dividend of $0.55 per common share and Partnership made a distribution in respect of each Partnership exchangeable unit in the amount of $0.55 per Partnership exchangeable unit.
Our board of directors has declared a cash dividend of $0.55 per common share, which will be paid on October 4, 2023 to common shareholders of record on September 20, 2023. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.55 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
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
Outstanding Security Data
As of August 1, 2023, we had outstanding 312,283,429 common shares and one special voting share. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of the Company, holders of our common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and our outstanding equity awards, see Note 14 to the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities on February 22, 2023.
There were 140,758,781 Partnership exchangeable units outstanding as of August 1, 2023. During the six months ended June 30, 2023, Partnership exchanged 2,237,859 Partnership exchangeable units pursuant to exchange notices received. The holders of Partnership exchangeable units have the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership to determine to settle any such exchange for a cash payment in lieu of our common shares.
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $487 million for the six months ended June 30, 2023, compared to $669 million during the same period in the prior year. The decrease in cash provided by operating activities was driven by an increase in interest payments, an increase in income tax payments, and an increase in cash used for working capital, partially offset by an increase in segment income in each of our segments.
Investing Activities
Cash used for investing activities was $8 million for the six months ended June 30, 2023, compared to $46 million during the same period in the prior year. This change was primarily driven by a decrease in payments for other investing activities, an increase in proceeds from derivatives and the non-recurrence of payments in connection with the acquisition of Firehouse Subs in the prior year, partially offset by an increase in capital expenditures.
Financing Activities
Cash used for financing activities was $448 million for the six months ended June 30, 2023, compared to $860 million during the same period in the prior year. The change in cash used for financing activities was driven primarily by the non-recurrence of RBI common share repurchases in the current year, proceeds from derivatives in the current year compared to payments from derivatives in the prior year, and an increase in proceeds from stock option exercises, partially offset by an increase in long-term debt repayments.

Critical Accounting Policies and Estimates
For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on February 22, 2023.
New Accounting Pronouncements
See Note 3 – New Accounting Pronouncements in the notes to the accompanying unaudited condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the six months ended June 30, 2023 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC and Canadian securities regulatory authorities on February 22, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of June 30, 2023. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
The Company’s management, including the CEO and CFO, confirm there were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Special Note Regarding Forward-Looking Statements
Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) the effects and continued impact of the macroeconomic environment from the war in Ukraine, the COVID-19 pandemic, and related macro-economic pressures, such as inflation, rising interest rates and currency fluctuations on our results of operations, business, liquidity, prospects and restaurant operations and those of our franchisees; (ii) our digital, marketing, remodel and technology enhancement initiatives and expectations regarding further expenditures relating to these initiatives, including our “Reclaim the Flame” plan to accelerate sales growth and drive franchisee profitability at Burger King; (iii) our suspension of operations in and financial results from Russia; (iv) the amount and timing of future Corporate restructuring and advisory fees and the expectation that no additional FHS Transaction costs will be incurred during the remainder of 2023; (v) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (vi) our targets with respect to reduction in greenhouse gas emissions; (vii) our exposure to changes in interest rates and foreign currency exchange rates and the impact of changes in interest rates and foreign currency exchange rates on the amount of our interest payments, future earnings and cash flows; (viii) certain tax matters, including our estimates with respect to tax matters and their impact on future periods; (ix) the amount of net cash settlements we expect to pay or receive on our derivative instruments; and (x) certain accounting matters.

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

Part II – Other Information

Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 15, Commitments and Contingencies.
Item 5. Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

RESTAURANT BRANDS INTERNATIONAL INC. (Registrant)

Date: August 8, 2023	By:	/s/ Matthew Dunnigan
		Name:	Matthew Dunnigan
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)