Form 10-Q
period 2023-09-30
Restaurant Brands International Inc.
filed 2023-11-03
CIK 1618756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2023, there were 312,028,584 common shares of the Registrant outstanding.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data)
(Unaudited)

	As of
	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,310	$1,178
Accounts and notes receivable, net of allowance of $35 and $36, respectively	692	614
Inventories, net	160	133
Prepaids and other current assets	221	123
Total current assets	2,383	2,048
Property and equipment, net of accumulated depreciation and amortization of $1,140 and $1,061, respectively	1,904	1,950
Operating lease assets, net	1,060	1,082
Intangible assets, net	10,946	10,991
Goodwill	5,681	5,688
Other assets, net	1,103	987
Total assets	$23,077	$22,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$693	$758
Other accrued liabilities	1,132	1,001
Gift card liability	159	230
Current portion of long-term debt and finance leases	87	127
Total current liabilities	2,071	2,116
Long-term debt, net of current portion	12,862	12,839
Finance leases, net of current portion	305	311
Operating lease liabilities, net of current portion	1,003	1,027
Other liabilities, net	864	872
Deferred income taxes, net	1,308	1,313
Total liabilities	18,413	18,478
Shareholders’ equity:
Common shares, no par value; Unlimited shares authorized at September 30, 2023 and December 31, 2022; 317,837,606 shares issued and outstanding at September 30, 2023; 307,142,436 shares issued and outstanding at December 31, 2022	2,267	2,057
Retained earnings	1,268	1,121
Accumulated other comprehensive income (loss)	(627)	(679)
Total Restaurant Brands International Inc. shareholders’ equity	2,908	2,499
Noncontrolling interests	1,756	1,769
Total shareholders’ equity	4,664	4,268
Total liabilities and shareholders’ equity	$23,077	$22,746
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Sales	$771	$759	$2,183	$2,076
Franchise and property revenues	753	698	2,163	1,989
Advertising revenues and other services	313	269	856	751
Total revenues	1,837	1,726	5,202	4,816
Operating costs and expenses:
Cost of sales	630	615	1,792	1,693
Franchise and property expenses	119	137	372	392
Advertising expenses and other services	326	276	909	782
General and administrative expenses	169	156	507	435
(Income) loss from equity method investments	1	8	19	30
Other operating expenses (income), net	10	(27)	20	(68)
Total operating costs and expenses	1,255	1,165	3,619	3,264
Income from operations	582	561	1,583	1,552
Interest expense, net	143	133	430	389
Loss on early extinguishment of debt	16	—	16	—
Income before income taxes	423	428	1,137	1,163
Income tax expense (benefit)	59	(102)	145	17
Net income	364	530	992	1,146
Net income attributable to noncontrolling interests (Note 12)	112	170	310	367
Net income attributable to common shareholders	$252	$360	$682	$779
Earnings per common share
Basic	$0.80	$1.18	$2.19	$2.53
Diluted	$0.79	$1.17	$2.16	$2.51
Weighted average shares outstanding (in millions):
Basic	314	306	312	308
Diluted	459	454	458	455
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$364	$530	$992	$1,146

Foreign currency translation adjustment	(270)	(727)	(36)	(1,015)
Net change in fair value of net investment hedges, net of tax of $4, $(87), $12 and $(100)	182	384	67	575
Net change in fair value of cash flow hedges, net of tax of $(26), $(55), $(42) and $(145)	71	150	114	394
Amounts reclassified to earnings of cash flow hedges, net of tax of $6, $(2), $17 and $(15)	(17)	5	(47)	42
Gain (loss) recognized on other, net of tax of $0, $0, $0 and $0	2	1	4	3
Other comprehensive income (loss)	(32)	(187)	102	(1)
Comprehensive income (loss)	332	343	1,094	1,145
Comprehensive income (loss) attributable to noncontrolling interests	103	110	342	366
Comprehensive income (loss) attributable to common shareholders	$229	$233	$752	$779
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(In millions of U.S. dollars, except shares and per share data)
(Unaudited)

	Issued Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2022	307,142,436	$2,057	$1,121	$(679)	$1,769	$4,268
Stock option exercises	124,275	6	—	—	—	6
Share-based compensation	—	41	—	—	—	41
Issuance of shares	1,690,762	15	—	—	—	15
Dividends declared ($0.55 per share)	—	—	(171)	—	—	(171)
Dividend equivalents declared on restricted stock units	—	5	(5)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.55 per unit)	—	—	—	—	(77)	(77)
Exchange of Partnership exchangeable units for RBI common shares	2,214,072	33	—	(5)	(28)	—
Restaurant VIE contributions (distributions)	—	—	—	—	(1)	(1)
Net income	—	—	189	—	88	277
Other comprehensive income (loss)	—	—	—	(32)	(15)	(47)
Balances at March 31, 2023	311,171,545	$2,157	$1,134	$(716)	$1,736	$4,311
Stock option exercises	920,438	43	—	—	—	43
Share-based compensation	—	42	—	—	—	42
Issuance of shares	87,695	—	—	—	—	—
Dividends declared ($0.55 per share)	—	—	(172)	—	—	(172)
Dividend equivalents declared on restricted stock units	—	5	(5)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.55 per unit)	—	—	—	—	(77)	(77)
Exchange of Partnership exchangeable units for RBI common shares	23,787	—	—	—	—	—
Restaurant VIE contributions (distributions)	—	—	—	—	(1)	(1)
Net income	—	—	241	—	110	351
Other comprehensive income (loss)	—	—	—	125	56	181
Balances at June 30, 2023	312,203,465	$2,247	$1,198	$(591)	$1,824	$4,678
Stock option exercises	43,596	3	—	—	—	3
Share-based compensation	—	44	—	—	—	44
Issuance of shares	119,571	—	—	—	—	—
Dividends declared ($0.55 per share)	—	—	(176)	—	—	(176)
Dividend equivalents declared on restricted stock units	—	6	(6)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.55 per unit)	—	—	—	—	(74)	(74)
Exchange of Partnership exchangeable units for RBI common shares	7,161,017	109	—	(13)	(96)	—
Repurchase of RBI common shares	(1,690,043)	(142)	—	—	—	(142)
Restaurant VIE contributions (distributions)	—	—	—	—	(1)	(1)
Net income	—	—	252	—	112	364
Other comprehensive income (loss)	—	—	—	(23)	(9)	(32)
Balances at September 30, 2023	317,837,606	$2,267	$1,268	$(627)	$1,756	$4,664
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

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$992	$1,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142	143
Non-cash loss on early extinguishment of debt	5	—
Amortization of deferred financing costs and debt issuance discount	21	21
(Income) loss from equity method investments	19	30
(Gain) loss on remeasurement of foreign denominated transactions	(11)	(82)
Net (gains) losses on derivatives	(111)	17
Share-based compensation and non-cash incentive compensation expense	141	93
Deferred income taxes	(47)	(29)
Other	19	8
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(86)	(93)
Inventories and prepaids and other current assets	(49)	(67)
Accounts and drafts payable	(62)	113
Other accrued liabilities and gift card liability	(62)	(74)
Tenant inducements paid to franchisees	(15)	(13)
Other long-term assets and liabilities	24	(146)
Net cash provided by operating activities	920	1,067
Cash flows from investing activities:
Payments for property and equipment	(73)	(52)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	23	11
Net payments in connection with purchase of Firehouse Subs	—	(12)
Settlement/sale of derivatives, net	40	22
Other investing activities, net	(1)	(35)
Net cash (used for) provided by investing activities	(11)	(66)
Cash flows from financing activities:
Proceeds from long-term debt	55	2
Repayments of long-term debt and finance leases	(79)	(71)
Payment of financing costs	(43)	—
Payment of dividends on common shares and distributions on Partnership exchangeable units	(741)	(728)
Repurchase of common shares	(115)	(326)
Proceeds from stock option exercises	52	7
(Payments) proceeds from derivatives	100	8
Other financing activities, net	(3)	(3)
Net cash (used for) provided by financing activities	(774)	(1,111)
Effect of exchange rates on cash and cash equivalents	(3)	(31)
Increase (decrease) in cash and cash equivalents	132	(141)
Cash and cash equivalents at beginning of period	1,178	1,087
Cash and cash equivalents at end of period	$1,310	$946
Supplemental cash flow disclosures:
Interest paid	$544	$318
Income taxes paid	$184	$177
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Organization
Restaurant Brands International Inc. (the “Company”, “RBI”, “we”, “us” or “our”) is a Canadian corporation that serves as the sole general partner of Restaurant Brands International Limited Partnership (“Partnership”). We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), fast food hamburgers principally under the Burger King® brand (“Burger King” or “BK”), chicken principally under the Popeyes® brand (“Popeyes” or “PLK”) and sandwiches under the Firehouse Subs® brand (“Firehouse” or “FHS”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of September 30, 2023, we franchised or owned 5,701 Tim Hortons restaurants, 19,035 Burger King restaurants, 4,373 Popeyes restaurants and 1,266 Firehouse Subs restaurants, for a total of 30,375 restaurants, and operate in more than 100 countries. Approximately 100% of current system-wide restaurants are franchised.
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
Our confirmed outstanding obligations under the SCF program at September 30, 2023 and December 31, 2022 totaled $29 million and $47 million, respectively, and are classified as Accounts and drafts payable in our condensed consolidated balance sheets. All activity related to the obligations is classified as Cost of sales in our condensed consolidated statements of operations and presented within cash flows from operating activities in our condensed consolidated statements of cash flows.
Note 3. New Accounting Pronouncements
Accounting Relief for the Transition Away from LIBOR and Certain other Reference Rates – In March 2020 and as clarified in January 2021 and December 2022, the Financial Accounting Standards Board (“FASB”) issued guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This amendment is effective as of March 12, 2020 through December 31, 2024. The expedients and exceptions provided by this new guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationships. During 2021, we adopted certain of the expedients as it relates to hedge accounting as certain of our debt agreements and hedging relationships bear interest at variable rates, primarily U.S. dollar LIBOR. Additionally, during the three months ended September 30, 2023, we amended the LIBOR-referencing credit agreement governing our senior secured term loan facilities to reference the Secured Overnight Financing Rate (SOFR) as further disclosed in Note 10, Long-Term Debt. As of September 30, 2023, none of our debt agreements and hedging relationships make reference to LIBOR. The adoption of and future elections under this new guidance did not and are not expected to have a material impact on our Financial Statements.
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

Note 4. Leases
Property revenues consist primarily of lease income from operating leases and earned income on direct financing leases and sales-type leases with franchisees as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease income - operating leases
Minimum lease payments	$95	$100	$290	$314
Variable lease payments	122	112	337	291
Amortization of favorable and unfavorable income lease contracts, net	—	—	1	1
Subtotal - lease income from operating leases	217	212	628	606
Earned income on direct financing and sales-type leases	4	2	9	5
Total property revenues	$221	$214	$637	$611
Note 5. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized franchise fees and upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities on a consolidated basis between December 31, 2022 and September 30, 2023 (in millions):

Contract Liabilities
Balance at December 31, 2022	$540
Recognized during period and included in the contract liability balance at the beginning of the year	(44)
Increase, excluding amounts recognized as revenue during the period	40
Impact of foreign currency translation	(2)
Balance at September 30, 2023	$534
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) on a consolidated basis as of September 30, 2023 (in millions):

Contract liabilities expected to be recognized in
Remainder of 2023	$14
2024	52
2025	50
2026	47
2027	44
Thereafter	327
Total	$534

Disaggregation of Total Revenues
The following tables disaggregate revenue by segment (in millions):

	Three months ended September 30, 2023
	TH	BK	PLK	FHS	Total
Sales	$717	$21	$23	$10	$771
Royalties	94	307	85	17	503
Property revenues	161	57	3	—	221
Franchise fees and other revenue	6	12	2	9	29
Advertising revenues and other services	82	141	75	15	313
Total revenues	$1,060	$538	$188	$51	$1,837

	Nine months ended September 30, 2023
	TH	BK	PLK	FHS	Total
Sales	$2,023	$64	$66	$30	$2,183
Royalties	261	882	241	52	1,436
Property revenues	456	171	10	—	637
Franchise fees and other revenue	19	40	10	21	90
Advertising revenues and other services	217	394	211	34	856
Total revenues	$2,976	$1,551	$538	$137	$5,202

	Three months ended September 30, 2022
	TH	BK	PLK	FHS	Total
Sales	$710	$19	$21	$9	$759
Royalties	87	274	74	16	451
Property revenues	154	57	3	—	214
Franchise fees and other revenue	9	18	1	5	33
Advertising revenues and other services	73	123	65	8	269
Total revenues	$1,033	$491	$164	$38	$1,726

	Nine months ended September 30, 2022
	TH	BK	PLK	FHS	Total
Sales	$1,937	$52	$58	$29	$2,076
Royalties	239	791	213	49	1,292
Property revenues	433	169	9	—	611
Franchise fees and other revenue	22	42	8	14	86
Advertising revenues and other services	199	353	189	10	751
Total revenues	$2,830	$1,407	$477	$102	$4,816
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

The following table summarizes the basic and diluted earnings per share calculations (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to common shareholders - basic	$252	$360	$682	$779
Add: Net income attributable to noncontrolling interests	111	169	307	364
Net income available to common shareholders and noncontrolling interests - diluted	$363	$529	$989	$1,143

Denominator:
Weighted average common shares - basic	314	306	312	308
Exchange of noncontrolling interests for common shares (Note 12)	139	143	141	144
Effect of other dilutive securities	6	5	5	3
Weighted average common shares - diluted	459	454	458	455

Basic earnings per share (a)	$0.80	$1.18	$2.19	$2.53
Diluted earnings per share (a)	$0.79	$1.17	$2.16	$2.51
Anti-dilutive securities outstanding	6	4	6	4
(a) Earnings per share may not recalculate exactly as it is calculated based on unrounded numbers.
Note 7. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	September 30, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$717	$(335)	$382	$720	$(313)	$407
Favorable leases	81	(53)	28	90	(57)	33
Subtotal	798	(388)	410	810	(370)	440
Indefinite-lived intangible assets:
Tim Hortons brand	$6,285	$—	$6,285	$6,292	$—	$6,292
Burger King brand	2,080	—	2,080	2,088	—	2,088
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Firehouse Subs brand	816	—	816	816	—	816
Subtotal	10,536	—	10,536	10,551	—	10,551
Intangible assets, net			$10,946			$10,991

Goodwill:
Tim Hortons segment	$4,054			$4,059
Burger King segment	588			590
Popeyes segment	846			846
Firehouse Subs segment	193			193
Total	$5,681			$5,688

Amortization expense on intangible assets totaled $9 million for the three months ended September 30, 2023 and 2022. Amortization expense on intangible assets totaled $28 million and $29 million for the nine months ended September 30, 2023 and 2022, respectively. The change in brands and goodwill balances during the nine months ended September 30, 2023 was due to the impact of foreign currency translation.

Note 8. Equity Method Investments
The aggregate carrying amounts of our equity method investments were $135 million and $167 million as of September 30, 2023 and December 31, 2022, respectively, and are included as a component of Other assets, net in our accompanying condensed consolidated balance sheets.
Except for the following equity method investments, no quoted market prices are available for our other equity method investments. The aggregate market value of our 14.7% equity interest in Carrols Restaurant Group, Inc. based on the quoted market price on September 30, 2023 was approximately $62 million. The aggregate market value of our 9.4% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on September 30, 2023 was approximately $32 million. The aggregate market value of our 4.2% equity interest in TH International Limited based on the quoted market price on September 30, 2023 was approximately $12 million.
We have equity interests in entities that own or franchise Tim Hortons, Burger King and Popeyes restaurants. Sales, franchise and property revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues from affiliates:
Royalties	$106	$92	$301	$266
Advertising revenues and other services	21	20	59	54
Property revenues	6	8	24	23
Franchise fees and other revenue	6	3	15	12
Sales	4	4	14	12
Total	$143	$127	$413	$367
At September 30, 2023 and December 31, 2022, we had $58 million and $42 million, respectively, of accounts receivable, net from our equity method investments which were recorded in Accounts and notes receivable, net in our condensed consolidated balance sheets.
With respect to our TH business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $4 million and $5 million during the three months ended September 30, 2023 and 2022, respectively. Distributions received from this joint venture were $9 million and $10 million during the nine months ended September 30, 2023 and 2022, respectively.
Associated with the TIMWEN Partnership, we recognized $5 million of rent expense during the three months ended September 30, 2023 and 2022, and $15 million and $14 million of rent expense during the nine months ended September 30, 2023 and 2022, respectively.
(Income) loss from equity method investments reflects our share of investee net income or loss and non-cash dilution gains or losses from changes in our ownership interests in equity investees.

Note 9. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and Other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	September 30, 2023	December 31, 2022
Current:
Dividend payable	$249	$243
Interest payable	88	89
Accrued compensation and benefits	110	124
Taxes payable	255	190
Deferred income	86	43
Accrued advertising expenses	55	37
Restructuring and other provisions	16	29
Current portion of operating lease liabilities	140	137
Other	133	109
Other accrued liabilities	$1,132	$1,001
Noncurrent:
Taxes payable	$164	$139
Contract liabilities	534	540
Derivatives liabilities	—	34
Unfavorable leases	43	50
Accrued pension	41	40
Deferred income	58	44
Other	24	25
Other liabilities, net	$864	$872

Note 10. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	September 30, 2023	December 31, 2022
Term Loan B	$5,175	$5,190
Term Loan A	1,275	1,250
3.875% First Lien Senior Notes due 2028	1,550	1,550
3.50% First Lien Senior Notes due 2029	750	750
5.75% First Lien Senior Notes due 2025	500	500
4.375% Second Lien Senior Notes due 2028	750	750
4.00% Second Lien Senior Notes due 2030	2,900	2,900
TH Facility and other	145	155
Less: unamortized deferred financing costs and deferred issue discount	(128)	(111)
Total debt, net	12,917	12,934
Less: current maturities of debt	(55)	(95)
Total long-term debt	$12,862	$12,839

Credit Facilities
On September 21, 2023, two of our subsidiaries (the “Borrowers”) entered into a seventh amendment (the “2023 Amendment”) to the credit agreement governing our senior secured term loan A facility (the “Term Loan A”), our senior secured term loan B facility (the “Term Loan B” and together with the Term Loan A the “Term Loan Facilities”) and our senior secured revolving credit facility (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “Credit Facilities”). Under the 2023 Amendment we (i) amended the existing Revolving Credit Facility to increase the availability from $1,000 million to $1,250 million and extended the maturity of the facility to September 21, 2028 without changing the leverage-based spread to adjusted SOFR (Secured Overnight Financing Rate); (ii) increased the Term Loan A to $1,275 million and extended the maturity of the Term Loan A to September 21, 2028 without changing the leverage-based spread to adjusted SOFR; (iii) increased the Term Loan B to $5,175 million, extended the maturity of the Term Loan B to September 21, 2030, and changed the interest rate applicable to borrowings under our Term Loan B to term SOFR, subject to a floor of 0.00%, plus an applicable margin of 2.25%; and (iv) made certain other changes as set forth therein, including removing the 0.10% adjustment to the term SOFR rate across the facilities and changes to certain covenants to provide increased flexibility. The 2023 Amendment made no other material changes to the terms of the Credit Agreement. In connection with the 2023 Amendment, we capitalized approximately $44 million in debt issuance costs and recorded a $16 million loss on early extinguishment of debt that primarily reflects expensing of fees in connection with the 2023 Amendment and the write-off of unamortized debt issuance costs.
The principal amount of the Term Loan A amortizes in quarterly installments equal to $8 million beginning March 31, 2025 and $16 million beginning March 31, 2027 until maturity, with the balance payable at maturity. The principal amount of the Term Loan B amortizes in quarterly installments equal to $13 million beginning March 31, 2024 until maturity, with the balance payable at maturity.
Revolving Credit Facility
As of September 30, 2023, we had no amounts outstanding under our Revolving Credit Facility, had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability under our Revolving Credit Facility was $1,248 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or equity repurchases, fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of September 30, 2023, we had approximately C$186 million outstanding under the TH Facility with a weighted average interest rate of 6.77%.
Restrictions and Covenants
As of September 30, 2023, we were in compliance with all applicable financial debt covenants under our senior secured term loan facilities and Revolving Credit Facility (together the "Credit Facilities"), the TH Facility, and the indentures governing our Senior Notes.
Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of
	September 30, 2023	December 31, 2022
Fair value of our variable term debt and senior notes	$11,996	$11,885
Principal carrying amount of our variable term debt and senior notes	12,900	12,890

Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Debt (a)	$144	$124	$424	$357
Finance lease obligations	5	4	14	14
Amortization of deferred financing costs and debt issuance discount	7	7	21	21
Interest income	(13)	(2)	(29)	(3)
Interest expense, net	$143	$133	$430	$389
(a)Amount includes $16 million and $17 million benefit during the three months ended September 30, 2023 and 2022, respectively, and $47 million and $40 million benefit during the nine months ended September 30, 2023 and 2022, respectively, related to the quarterly net settlements of our cross-currency rate swaps and amortization of the Excluded Component as defined in Note 13, Derivative Instruments.
Note 11. Income Taxes
Our effective tax rate was 14.0% and 12.8% for the three and nine months ended September 30, 2023, respectively. The effective tax rate during these periods reflect the mix of income from multiple tax jurisdictions, the impact of internal financing arrangements and favorable structural changes implemented in 2022.
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
Note 12. Shareholders’ Equity
Noncontrolling Interests
The holders of Partnership exchangeable units held an economic interest of approximately 29.6% and 31.8% in Partnership common equity through the ownership of 133,597,764 and 142,996,640 Partnership exchangeable units as of September 30, 2023 and December 31, 2022, respectively.
During the nine months ended September 30, 2023, Partnership exchanged 9,398,876 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. The exchanges represented increases in our ownership interest in Partnership and were accounted for as equity transactions, with no gain or loss recorded in the accompanying condensed consolidated statement of operations. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit is automatically deemed cancelled concurrently with the exchange.
Share Repurchases
On August 31, 2023, our Board of Directors approved a share repurchase program that allows us to purchase up to $1,000 million of our common shares until September 30, 2025. This approval follows the expiration of our prior two-year authorization to repurchase up to the same $1,000 million amount of our common shares. For the three and nine months ended September 30, 2023, we repurchased 2,099,360 of our common shares for $142 million, of which 409,317 of these repurchases had not yet settled and therefore were not cancelled as of September 30, 2023, and as of September 30, 2023 had $858 million remaining under the authorization.

Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$648	$(17)	$(1,310)	$(679)
Foreign currency translation adjustment	—	—	(36)	(36)
Net change in fair value of derivatives, net of tax	181	—	—	181
Amounts reclassified to earnings of cash flow hedges, net of tax	(47)	—	—	(47)
Gain (loss) recognized on other, net of tax	—	4	—	4
Amounts attributable to noncontrolling interests	(20)	(2)	(28)	(50)
Balance at September 30, 2023	$762	$(15)	$(1,374)	$(627)

Note 13. Derivative Instruments
Disclosures about Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges and derivatives designated as net investment hedges. We use derivatives to manage our exposure to fluctuations in interest rates and currency exchange rates.
Interest Rate Swaps
At September 30, 2023, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities, including any subsequent refinancing or replacement of the Term Loan Facilities, beginning August 31, 2021 through the termination date of October 31, 2028. Additionally, at September 30, 2023, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. Following the discontinuance of the U.S. dollar LIBOR after June 30, 2023, the interest rate on all these interest rate swaps transitioned from LIBOR to SOFR, with no impact to hedge effectiveness and no change in accounting treatment as a result of applicable accounting relief guidance for the transition away from LIBOR. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI, net of tax, and reclassified into interest expense during the period in which the hedged forecasted transaction affects earnings. The net amount of pre-tax gains in connection with these net unrealized gains in AOCI as of September 30, 2023 that we expect to be reclassified into interest expense within the next 12 months is $130 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At September 30, 2023, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At September 30, 2023, we had outstanding cross-currency rate swaps that we entered into during 2022 to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. These swaps are contracts in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional amount of $5,000 million through the maturity date of September 30, 2028.

At September 30, 2023, we had outstanding cross-currency rate swaps in which we pay quarterly fixed-rate interest payments on the Euro notional value of €1,108 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $1,200 million. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge. During 2018, we extended the term of the swaps from March 31, 2021 to the maturity date of February 17, 2024. The extension of the term resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, at September 30, 2023, we also had outstanding cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $400 million, entered during 2018, and $500 million, entered during 2019, through the maturity date of February 17, 2024 and $150 million, entered during 2021, through the maturity date of October 31, 2028. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge.
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
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At September 30, 2023, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $176 million with maturities to November 15, 2024. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$91	$191	$154	$521
Forward-currency contracts	$6	$14	$2	$18
Derivatives designated as net investment hedges
Cross-currency rate swaps	$178	$471	$55	$675
(1) We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$23	$(8)	$58	$(60)
Forward-currency contracts	Cost of sales	$—	$1	$6	$3

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$16	$17	$47	$40

	Fair Value as of
	September 30, 2023	December 31, 2022	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest rate	$339	$280	Other assets, net
Foreign currency	3	7	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	106	78	Other assets, net
Total assets at fair value	$448	$365

Liabilities:
Derivatives designated as net investment hedges
Foreign currency	$—	$34	Other liabilities, net
Total liabilities at fair value	$—	$34

Note 14. Other Operating Expenses (Income), net
Other operating expenses (income), net consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$30	$1	$19	$2
Litigation settlements (gains) and reserves, net	1	—	(1)	3
Net losses (gains) on foreign exchange	(18)	(30)	(11)	(82)
Other, net	(3)	2	13	9
Other operating expenses (income), net	$10	$(27)	$20	$(68)
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods. The amount for the three and nine months ended September 30, 2023 includes asset write-offs and related costs in connection with the discontinuance of an internally developed software project.
Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities, primarily those denominated in Euros and Canadian dollars.
Other, net for the nine months ended September 30, 2023 is primarily related to payments in connection with FHS area representative buyouts.

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
The following tables present revenues, by segment and by country (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues by operating segment:
TH	$1,060	$1,033	$2,976	$2,830
BK	538	491	1,551	1,407
PLK	188	164	538	477
FHS	51	38	137	102
Total revenues	$1,837	$1,726	$5,202	$4,816

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues by country (a):
Canada	$956	$940	$2,683	$2,565
United States	645	587	1,849	1,679
Other	236	199	670	572
Total revenues	$1,837	$1,726	$5,202	$4,816
(a)Only Canada and the United States represented 10% or more of our total revenues in each period presented.

Our measure of segment income is Adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax (benefit) expense, and depreciation and amortization, adjusted to exclude (i) the non-cash impact of share-based compensation and non-cash incentive compensation expense, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expense incurred in connection with the acquisition of Firehouse consisting of professional fees, compensation-related expenses and integration costs (“FHS Transaction costs”); and (ii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements as well as services related to significant tax reform legislation and regulations (“Corporate restructuring and advisory fees”).
Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. A reconciliation of segment income to net income consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment income:
TH	$311	$305	$852	$810
BK	298	262	842	761
PLK	75	62	214	179
FHS	14	13	43	40
Adjusted EBITDA	698	642	1,951	1,790
Share-based compensation and non-cash incentive compensation expense	49	34	141	93
FHS Transaction costs	—	3	19	8
Corporate restructuring and advisory fees	5	12	17	21
Impact of equity method investments (a)	5	13	29	41
Other operating expenses (income), net	10	(27)	20	(68)
EBITDA	629	607	1,725	1,695
Depreciation and amortization	47	46	142	143
Income from operations	582	561	1,583	1,552
Interest expense, net	143	133	430	389
Loss on early extinguishment of debt	16	—	16	—
Income tax expense (benefit)	59	(102)	145	17
Net income	$364	$530	$992	$1,146
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 17. Subsequent Events
Dividends
On October 4, 2023, we paid a cash dividend of $0.55 per common share to common shareholders of record on September 20, 2023. On such date, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.55 per exchangeable unit to holders of record on September 20, 2023.
Subsequent to September 30, 2023, our board of directors declared a cash dividend of $0.55 per common share, which will be paid on January 4, 2024 to common shareholders of record on December 21, 2023. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.55 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
Derivatives
In October 2023, we entered into new cross-currency rate swap contracts between the Euro and U.S. dollar in which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $1,400 million through the maturity date of October 31, 2026. At inception, these cross-currency rate swaps were designated as hedges and are accounted for as net investment hedges. In connection with these new cross-currency rate swaps, we settled our existing cross-currency rate swap contracts between the Euro and U.S. dollar with a notional value of $400 million and $500 million with a maturity date of February 17, 2024 and received $59 million in cash as part of this settlement.
Share Repurchases
Subsequent to September 30, 2023 through October 31, 2023, we repurchased 5,539,777 of our common shares for $358 million and as of October 31, 2023 had $500 million remaining under the share repurchase authorization.

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
Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with over $40 billion in annual system-wide sales and over 30,000 restaurants in more than 100 countries as of September 30, 2023. Our Tim Hortons®, Burger King®, Popeyes®, and Firehouse Subs® brands have similar franchised business models with complementary daypart mixes and product platforms. Our four iconic brands are managed independently while benefiting from global scale and sharing of best practices.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Operating Metrics	2023	2022	2023	2022
System-wide sales growth
TH	9.7%	13.4%	13.9%	14.2%
BK	10.3%	13.6%	12.7%	14.3%
PLK	16.1%	12.3%	15.2%	8.8%
FHS	6.9%	N/A	6.8%	N/A
Consolidated (a)	10.9%	13.4%	13.1%	13.4%
FHS (b)	N/A	3.8%	N/A	4.4%
System-wide sales (in US$ millions)
TH	$2,088	$1,945	$5,843	$5,339
BK	$7,063	$6,346	$20,205	$18,127
PLK	$1,764	$1,532	$5,046	$4,418
FHS	$308	$289	$907	$853
Consolidated	$11,223	$10,112	$32,001	$28,737
Comparable sales
TH	6.8%	9.8%	10.4%	10.2%
BK	7.2%	9.6%	9.3%	9.4%
PLK	7.0%	3.1%	6.3%	0.5%
FHS	3.4%	N/A	3.8%	N/A
Consolidated (a)	7.0%	8.6%	8.9%	8.1%
FHS (b)	N/A	0.0%	N/A	0.8%

			As of September 30,
			2023	2022
Net restaurant growth
TH			5.5%	5.2%
BK			2.4%	2.5%
PLK			11.3%	8.9%
FHS			2.6%	N/A
Consolidated (a)			4.2%	3.9%
FHS (b)			N/A	2.5%
Restaurant count
TH			5,701	5,405
BK			19,035	18,581
PLK			4,373	3,928
FHS			1,266	1,234
Consolidated			30,375	29,148

(a) Consolidated system-wide sales growth, consolidated comparable sales and consolidated net restaurant growth do not include the results of Firehouse Subs for 2022.
(b) 2022 Firehouse Subs growth figures are shown for informational purposes only.

Macro Economic Environment
During the three and nine months ended September 30, 2023 and 2022, there were increases in commodity, labor, and energy costs partially due to the macroeconomic impact of both the War in Ukraine and COVID-19. This has resulted in increases in inflation, foreign exchange volatility and rising interest rates which may be exacerbated by the conflict in the Middle East and could have an adverse impact on our business and results of operations if we and our franchisees are not able to adjust prices sufficiently to offset the effect of cost increases without negatively impacting consumer demand.
In addition, the global crisis resulting from the spread of COVID-19 impacted our restaurant operations during the nine months ended September 30, 2022. Certain markets, including China, were significantly impacted as a result of governments mandated lockdowns. These lockdowns, which have since been lifted, resulted in restrictions to restaurant operations, such as reduced, if any, dine-in capacity, and/or restrictions on hours of operation in those markets.
Sustainability
We have adopted science based targets to reduce greenhouse gas emissions by 50% by 2030, and are committed to achieving net-zero emissions by 2050. Starting in 2024, we will be changing our base year from 2019 to 2022, to reflect emissions from Firehouse Subs, which we acquired in December 2021, and an improved calculation methodology. While most of the impact is from scope 3 emissions that are not under our direct control, reaching these targets will require us to devote resources to support changes by suppliers and franchisees.
Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022
Tabular amounts in millions of U.S. dollars unless noted otherwise. Total revenues for each segment and segment income may not calculate exactly due to rounding.

Consolidated	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2023	2022	Favorable / (Unfavorable)			2023	2022	Favorable / (Unfavorable)
Revenues:
Sales	$771	$759	$12	$(17)	$29	$2,183	$2,076	$107	$(77)	$184
Franchise and property revenues	753	698	55	(1)	56	2,163	1,989	174	(35)	209
Advertising revenues and other services	313	269	44	(1)	45	856	751	105	(7)	112
Total revenues	1,837	1,726	111	(19)	130	5,202	4,816	386	(119)	505
Operating costs and expenses:
Cost of sales	630	615	(15)	14	(29)	1,792	1,693	(99)	62	(161)
Franchise and property expenses	119	137	18	2	16	372	392	20	11	9
Advertising expenses and other services	326	276	(50)	1	(51)	909	782	(127)	8	(135)
General and administrative expenses	169	156	(13)	(1)	(12)	507	435	(72)	3	(75)
(Income) loss from equity method investments	1	8	7	—	7	19	30	11	—	11
Other operating expenses (income), net	10	(27)	(37)	(26)	(11)	20	(68)	(88)	4	(92)
Total operating costs and expenses	1,255	1,165	(90)	(10)	(80)	3,619	3,264	(355)	88	(443)
Income from operations	582	561	21	(29)	50	1,583	1,552	31	(31)	62
Interest expense, net	143	133	(10)	1	(11)	430	389	(41)	1	(42)
Loss on early extinguishment of debt	16	—	(16)	—	(16)	16	—	(16)	—	(16)
Income before income taxes	423	428	(5)	(28)	23	1,137	1,163	(26)	(30)	4
Income tax expense	59	(102)	(161)	(2)	(159)	145	17	(128)	(1)	(127)
Net income	$364	$530	$(166)	$(30)	$(136)	$992	$1,146	$(154)	$(31)	$(123)
(a)We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

TH Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2023	2022	Favorable / (Unfavorable)			2023	2022	Favorable / (Unfavorable)
Revenues:
Sales	$718	$710	$8	$(17)	$24	$2,024	$1,937	$87	$(77)	$164
Franchise and property revenues	261	250	11	(6)	16	736	694	42	(28)	70
Advertising revenues and other services	82	73	9	(2)	11	217	199	18	(8)	26
Total revenues	1,060	1,033	27	(24)	51	2,976	2,830	146	(113)	259
Cost of sales	582	568	(14)	13	(27)	1,649	1,558	(91)	62	(152)
Franchise and property expenses	84	87	3	2	1	249	252	3	11	(7)
Advertising expenses and other services	83	73	(10)	2	(12)	226	211	(15)	9	(23)
Segment G&A	29	31	2	1	1	86	92	6	3	3
Segment depreciation and amortization (b)	24	26	2	1	1	75	83	8	3	5
Segment income (c)	311	305	6	(7)	13	852	810	42	(33)	75
(b)Segment depreciation and amortization consists of depreciation and amortization included in cost of sales, franchise and property expenses and advertising expenses and other services.
(c)TH segment income includes $4 million and $5 million of cash distributions received from equity method investments for the three months ended September 30, 2023 and 2022, respectively. TH segment income includes $10 million and $11 million of cash distributions received from equity method investments for the nine months ended September 30, 2023 and 2022, respectively.

BK Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2023	2022	Favorable / (Unfavorable)			2023	2022	Favorable / (Unfavorable)
Revenues:
Sales	$21	$19	$2	$—	$2	$64	$52	$12	$—	$12
Franchise and property revenues	376	349	27	5	23	1,093	1,002	91	(6)	97
Advertising revenues and other services	141	123	18	1	17	395	353	42	1	41
Total revenues	538	491	47	6	42	1,551	1,407	144	(5)	149
Cost of sales	20	19	(1)	—	(1)	59	55	(4)	—	(4)
Franchise and property expenses	30	46	17	—	17	105	125	20	—	20
Advertising expenses and other services	151	130	(21)	(1)	(20)	435	372	(63)	(1)	(62)
Segment G&A	53	45	(8)	(1)	(7)	148	130	(18)	(1)	(17)
Segment depreciation and amortization (b)	13	11	(2)	—	(1)	37	35	(2)	—	(2)
Segment income	298	262	36	4	33	842	761	81	(6)	87

PLK Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2023	2022	Favorable / (Unfavorable)			2023	2022	Favorable / (Unfavorable)
Revenues:
Sales	$22	$21	$1	$—	$1	$66	$58	$8	$—	$8
Franchise and property revenues	90	78	12	—	12	261	230	31	(1)	33
Advertising revenues and other services	76	65	11	—	11	211	189	22	—	22
Total revenues	188	164	24	—	24	538	477	61	(1)	63
Cost of sales	20	19	(1)	—	(1)	59	54	(5)	—	(5)
Franchise and property expenses	2	2	—	—	—	11	9	(2)	—	(2)
Advertising expenses and other services	77	66	(11)	—	(11)	214	191	(23)	—	(23)
Segment G&A	16	16	—	—	—	47	48	1	—	1
Segment depreciation and amortization (b)	2	2	—	—	—	5	5	—	—	—
Segment income	75	62	13	—	13	214	179	35	(1)	36

FHS Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2023	2022	Favorable / (Unfavorable)			2023	2022	Favorable / (Unfavorable)
Revenues:
Sales	$10	$9	$1	$—	$1	$30	$29	$1	$—	$1
Franchise and property revenues	27	21	6	—	6	74	63	11	—	11
Advertising revenues and other services	15	8	7	—	7	34	10	24	—	24
Total revenues	51	38	13	—	13	137	102	35	—	35
Cost of sales	8	9	1	—	1	25	26	1	—	1
Franchise and property expenses	4	2	(2)	—	(2)	8	6	(2)	—	(2)
Advertising expenses and other services	15	7	(8)	—	(8)	34	8	(26)	—	(26)
Segment G&A	10	9	(1)	—	(1)	27	25	(2)	—	(2)
Segment depreciation and amortization (b)	—	1	1	—	1	1	2	1	—	1
Segment income	14	13	1	—	1	43	40	3	—	3
System-wide Sales
For the three months ended September 30, 2023, the increase in TH system-wide sales of 9.7% was primarily driven by comparable sales of 6.8%, including Canada comparable sales of 8.1%, and net restaurant growth of 5.5%. For the nine months ended September 30, 2023, the increase in TH system-wide sales of 13.9% was primarily driven by comparable sales of 10.4%, including Canada comparable sales of 11.7%, and net restaurant growth of 5.5%.
For the three months ended September 30, 2023, the increase in BK system-wide sales of 10.3% was primarily driven by comparable sales of 7.2%, including rest of the world comparable sales of 7.6% and U.S. comparable sales of 6.6%, and net restaurant growth of 2.4%. For the nine months ended September 30, 2023, the increase in BK system-wide sales of 12.7% was primarily driven by comparable sales of 9.3%, including rest of the world comparable sales of 10.3% and U.S. comparable sales of 7.9%, and net restaurant growth of 2.4%.
For the three months ended September 30, 2023, the increase in PLK system-wide sales of 16.1% was primarily driven by net restaurant growth of 11.3% and comparable sales of 7.0%, including U.S. comparable sales of 5.6%. For the nine months ended September 30, 2023, the increase in PLK system-wide sales of 15.2% was primarily driven by net restaurant growth of 11.3% and comparable sales of 6.3%, including U.S. comparable sales of 4.4%.

For the three months ended September 30, 2023, the increase in FHS system-wide sales of 6.9% was primarily driven by comparable sales of 3.4%, including U.S. comparable sales of 3.9%, and net restaurant growth of 2.6%. For the nine months ended September 30, 2023, the increase in FHS system-wide sales of 6.8% was primarily driven by comparable sales of 3.8%, including U.S. comparable sales of 4.3%, and net restaurant growth of 2.6%.
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
During the three months ended September 30, 2023, the increase in sales was driven by an increase of $24 million in our TH segment, an increase of $2 million in our BK segment, an increase of $1 million in our PLK segment, and an increase of $1 million in our FHS segment, partially offset by an unfavorable FX Impact of $17 million. The increase in our TH segment was primarily driven by an increase in supply chain sales due to an increase in system-wide sales and an increase in sales to retailers.
During the nine months ended September 30, 2023, the increase in sales was driven by an increase of $164 million in our TH segment, an increase of $12 million in our BK segment, an increase of $8 million in our PLK segment and an increase of $1 million in our FHS segment, partially offset by an unfavorable FX Impact of $77 million. The increase in our TH segment was primarily driven by an increase in supply chain sales due to an increase in system-wide sales as well as increases in commodity prices passed on to franchisees and an increase in sales to retailers.
During the three months ended September 30, 2023, the increase in cost of sales was driven by an increase of $27 million in our TH segment, an increase of $1 million in our BK segment and an increase of $1 million in our PLK segment, partially offset by a favorable FX Impact of $14 million and a decrease of $1 million in our FHS segment. The increase in our TH segment was primarily driven by higher average cost of inventory, an increase in supply chain sales and an increase in sales to retailers.
During the nine months ended September 30, 2023, the increase in cost of sales was driven by an increase of $152 million in our TH segment, an increase of $5 million in our PLK segment, and an increase of $4 million in our BK segment, partially offset by a favorable FX Impact of $62 million and a decrease of $1 million in our FHS segment. The increase in our TH segment was primarily driven by an increase in supply chain sales, increases in commodity prices and an increase in sales to retailers.
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
During the three months ended September 30, 2023, the increase in franchise and property revenues was driven by an increase of $23 million in our BK segment, an increase of $16 million in our TH segment, an increase of $12 million in our PLK segment, and an increase of $6 million in our FHS segment, partially offset by an unfavorable FX Impact of $1 million. The increases were primarily driven by increases in royalties in all of our segments and increases in rent in our TH segment, as a result of increases in system-wide sales.
During the nine months ended September 30, 2023, the increase in franchise and property revenues was driven by an increase of $97 million in our BK segment, an increase of $70 million in our TH segment, an increase of $33 million in our PLK segment, and an increase of $11 million in our FHS segment, partially offset by an unfavorable FX Impact of $35 million. The increases were primarily driven by increases in royalties in all of our segments and increases in rent in our TH segment, as a result of increases in system-wide sales.

During the three months ended September 30, 2023, the decrease in franchise and property expenses was driven by a decrease of $17 million in our BK segment, a favorable FX Impact of $2 million and a decrease of $1 million in our TH segment, partially offset by an increase of $2 million in our FHS segment. The decrease in our BK segment was primarily driven by bad debt recoveries in the current year compared to bad debt expenses in the prior year and the timing of convention expenses, which are mostly offset by convention revenues. BK segment convention revenues and expenses were recognized in the third quarter during 2022 and will be recognized in the fourth quarter during 2023.
During the nine months ended September 30, 2023, the decrease in franchise and property expenses was driven by a decrease of $20 million in our BK segment and a favorable FX Impact of $11 million, partially offset by an increase of $7 million in our TH segment, an increase of $2 million in our PLK segment, and an increase of $2 million in our FHS segment. The decrease in our BK segment was primarily driven by bad debt recoveries in the current year compared to bad debt expenses in the prior year and the timing of convention expenses, which are mostly offset by convention revenues. BK segment convention revenues and expenses were recognized in the third quarter during 2022 and will be recognized in the fourth quarter during 2023. The increase in our TH segment was primarily driven by increases in rent expense.
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
During the three months ended September 30, 2023, the increase in advertising revenues and other services was driven by an increase of $17 million in our BK segment, an increase of $11 million in our TH segment, an increase of $11 million in our PLK segment and an increase of $7 million in our FHS segment, partially offset by an unfavorable FX Impact of $1 million. The increases in our BK, TH and PLK segments were primarily driven by increases in system-wide sales. The increase in our FHS segment reflects modification of the advertising fund arrangements to be more consistent with those of our other brands.
During the nine months ended September 30, 2023, the increase in advertising revenues and other services was driven by an increase of $41 million in our BK segment, an increase of $26 million in our TH segment, an increase of $24 million in our FHS segment, and an increase of $22 million in our PLK segment, partially offset by an unfavorable FX Impact of $7 million. The increases in our BK, TH and PLK segments were primarily driven by increases in system-wide sales. The increase in our FHS segment reflects modification of the advertising fund arrangements to be more consistent with those of our other brands.
During the three months ended September 30, 2023, the increase in advertising expenses and other services was driven by an increase of $20 million in our BK segment, an increase of $12 million in our TH segment, an increase of $11 million in our PLK segment and an increase of $8 million in our FHS segment, partially offset by a favorable FX Impact of $1 million. The increases in our BK, TH and PLK segments were driven primarily by increases in advertising revenues and other services. The increase in our FHS segment reflects modification of the advertising fund arrangements to be more consistent with those of our other brands.
During the nine months ended September 30, 2023, the increase in advertising expenses and other services was driven by an increase of $62 million in our BK segment, an increase of $26 million in our FHS segment, an increase of $23 million in our PLK segment, and an increase of $23 million in our TH segment, partially offset by a favorable FX Impact of $8 million. The increases in our BK, PLK and TH segments were driven primarily by increases in advertising revenues and other services. Additionally, our BK segment reflects our support behind the marketing program in the U.S. The increase in our FHS segment reflects modification of the advertising fund arrangements to be more consistent with those of our other brands.

General and Administrative Expenses
Our general and administrative expenses consisted of the following:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			$	%			$	%
	2023	2022	Favorable / (Unfavorable)		2023	2022	Favorable / (Unfavorable)
Segment G&A:
TH	$29	$31	$2	6%	$86	$92	$6	7%
BK	53	45	(8)	(18)%	148	130	(18)	(14)%
PLK	16	16	—	—%	47	48	1	2%
FHS	10	9	(1)	(11)%	27	25	(2)	(8)%
Share-based compensation and non-cash incentive compensation expense	48	34	(14)	(41)%	140	93	(47)	(51)%
Depreciation and amortization	8	6	(2)	(33)%	23	18	(5)	(28)%
FHS Transaction costs	—	3	3	100%	19	8	(11)	NM
Corporate restructuring and advisory fees	5	12	7	58%	17	21	4	19%
General and administrative expenses	$169	$156	$(13)	(8)%	$507	$435	$(72)	(17)%
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
During the three and nine months ended September 30, 2023, Segment G&A for our BK segment increased primarily due to increases in compensation related expenses. Segment G&A for our TH segment decreased primarily due to a decrease in professional services. Segment G&A for our PLK and FHS segments was relatively consistent with the prior year.
During the three and nine months ended September 30, 2023, the increase in share-based compensation and non-cash incentive compensation expense was primarily due to an increase in equity awards granted during 2023 and 2022, including equity awards granted to our executive chairman during the fourth quarter of 2022, and increases in expenses related to previously granted performance-based equity awards. In addition, the increase in share-based compensation and non-cash incentive compensation expense was also impacted by shorter vesting periods for equity awards granted beginning in 2021.
In connection with the acquisition of Firehouse, we incurred certain non-recurring fees and expenses (“FHS Transaction costs”) consisting of professional fees, compensation related expenses and integration costs through the three months ended March 31, 2023. We do not expect to incur additional FHS Transaction costs for the remainder of 2023.
In connection with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movement within our structure as well as services related to significant tax reform legislation and regulations, we incurred non-operating expenses primarily from professional advisory and consulting services (“Corporate restructuring and advisory fees”). We expect to incur additional Corporate restructuring and advisory fees during the remainder of 2023.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss and non-cash dilution gains or losses from changes in our ownership interests in equity method investees.
The change in (income) loss from equity method investments during the three and nine months ended September 30, 2023 was primarily driven by decreases in equity method investment net losses that we recognized during the current year.

Other Operating Expenses (Income), net
Our other operating expenses (income), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$30	$1	$19	$2
Litigation settlements (gains) and reserves, net	1	—	(1)	3
Net losses (gains) on foreign exchange	(18)	(30)	(11)	(82)
Other, net	(3)	2	13	9
Other operating expenses (income), net	$10	$(27)	$20	$(68)
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods. The amount for the three and nine months ended September 30, 2023 includes asset write-offs and related costs in connection with the discontinuance of an internally developed software project.
Net losses (gains) on foreign exchange are primarily related to revaluation of foreign denominated assets and liabilities, primarily those denominated in Euros and Canadian dollars.
Other, net for nine months ended September 30, 2023 is primarily related to payments in connection with FHS area representative buyouts.
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense, net	$143	$133	$430	$389
Weighted average interest rate on long-term debt	5.0%	4.5%	5.0%	4.2%
During the three and nine months ended September 30, 2023, interest expense, net increased primarily due to an increase in the weighted average interest rate driven by increases in interest rates which impacts our variable rate debt.
Income Tax Expense
Our effective tax rate was 14.0% and (23.8)% for the three months ended September 30, 2023 and 2022, respectively, and 12.8% and 1.5% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate for the three and nine months ended September 30, 2022 included a net decrease in tax reserves of $171 million related primarily to expiring statutes of limitations for certain prior tax years which decreased the effective tax rate by 39.9% and 14.7% for the three and nine months ended September 30, 2022, respectively. Our effective tax rate for the three and nine months ended September 30, 2023 was favorably impacted by structural changes implemented in the latter part of 2022 and changes to the relative mix of our income from multiple tax jurisdictions. There may continue to be some quarter-to-quarter volatility of our effective tax rate as our mix of income from multiple tax jurisdictions and related income forecast changes due to macroeconomic events.

Net Income
We reported net income of $364 million for the three months ended September 30, 2023, compared to net income of $530 million for the three months ended September 30, 2022. The decrease in net income is primarily due to an income tax benefit of $102 million in the prior year compared to an income tax expense of $59 million in the current year, a $37 million unfavorable change in the results from other operating expenses (income), net, a $16 million loss on early extinguishment of debt in the current year, a $15 million increase in share-based compensation and non-cash incentive compensation expense, a $10 million increase in interest expense, net, and a $1 million increase in depreciation and amortization. These factors were partially offset by a $36 million increase in BK segment income, a $13 million increase in PLK segment income, a $7 million decrease in Corporate restructuring and advisory fees, an $8 million favorable change from the impact of equity method investments, a $6 million increase in TH segment income, a $3 million decrease in FHS Transaction costs, and a $1 million increase in FHS segment income. Amounts above include a total unfavorable FX Impact to net income of $30 million.
We reported net income of $992 million for the nine months ended September 30, 2023, compared to net income of $1,146 million for the nine months ended September 30, 2022. The decrease in net income is primarily due to a $128 million increase in income tax expense, an $88 million unfavorable change in the results from other operating expenses (income), net, a $48 million increase in share-based compensation and non-cash incentive compensation expense, a $41 million increase in interest expense, net, a $16 million loss on early extinguishment of debt in the current year, and an $11 million increase in FHS Transaction costs. These factors were partially offset by an $81 million increase in BK segment income, a $42 million increase in TH segment income, a $35 million increase in PLK segment income, a $12 million favorable change from the impact of equity method investments, a $4 million decrease in Corporate restructuring and advisory fees, a $3 million increase in FHS segment income and a $1 million decrease in depreciation and amortization. Amounts above include a total unfavorable FX Impact to net income of $31 million.

Non-GAAP Reconciliations
The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. These non-GAAP measures do not have a standardized meaning under U.S. GAAP and may differ from similar captioned measures of other companies in our industry. We believe that these non-GAAP measures are useful to investors in assessing our operating performance, as they provide them with the same tools that management uses to evaluate our performance and are responsive to questions we receive from both investors and analysts. By disclosing these non-GAAP measures, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. EBITDA is defined as earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax (benefit) expense, and depreciation and amortization and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA excluding (i) the non-cash impact of share-based compensation and non-cash incentive compensation expense, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expense incurred in connection with the acquisition of Firehouse consisting of professional fees, compensation related expenses and integration costs; and (ii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements as well as services related to significant tax reform legislation and regulations. Management believes that these types of expenses are either not related to our underlying profitability drivers or not likely to re-occur in the foreseeable future and the varied timing, size and nature of these projects may cause volatility in our results unrelated to the performance of our core business that does not reflect trends of our core operations.

Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. Adjusted EBITDA, as defined above, also represents our measure of segment income for each of our four operating segments.

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			$	%			$	%
	2023	2022	Favorable / (Unfavorable)		2023	2022	Favorable / (Unfavorable)

Net income	$364	$530	$(166)	(31)%	$992	$1,146	$(154)	(13)%
Income tax expense (benefit)	59	(102)	(161)	NM	145	17	(128)	NM
Loss on early extinguishment of debt	16	—	(16)	NM	16	—	(16)	NM
Interest expense, net	143	133	(10)	(8)%	430	389	(41)	(11)%
Income from operations	582	561	21	4%	1,583	1,552	31	2%
Depreciation and amortization	47	46	(1)	(2)%	142	143	1	1%
EBITDA	629	607	22	4%	1,725	1,695	30	2%
Share-based compensation and non-cash incentive compensation expense	49	34	(15)	(44)%	141	93	(48)	(52)%
FHS Transaction costs	—	3	3	NM	19	8	(11)	NM
Corporate restructuring and advisory fees	5	12	7	58%	17	21	4	19%
Impact of equity method investments (a)	5	13	8	62%	29	41	12	29%
Other operating expenses (income), net	10	(27)	(37)	NM	20	(68)	(88)	NM
Adjusted EBITDA	$698	$642	$56	9%	$1,951	$1,790	$161	9%

Segment income:
TH	$311	$305	$6	2%	$852	$810	$42	5%
BK	298	262	36	14%	842	761	81	11%
PLK	75	62	13	21%	214	179	35	19%
FHS	14	13	1	2%	43	40	3	8%
Adjusted EBITDA	698	642	56	9%	$1,951	$1,790	$161	9%
NM - not meaningful
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.
The increase in Adjusted EBITDA for the three and nine months ended September 30, 2023 reflects the increases in segment income in each of our segments and includes an unfavorable FX Impact of $4 million and $40 million for the three and nine months ended September 30, 2023, respectively.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility (as defined below). We have used, and may in the future use, our liquidity to make required interest and/or principal payments, to repurchase our common shares, to repurchase Class B exchangeable limited partnership units of Partnership (“Partnership exchangeable units”), to voluntarily prepay and repurchase our or one of our affiliates’ outstanding debt, to fund acquisitions and other investing activities, such as capital expenditures and joint ventures, and to pay dividends on our common shares and make distributions on the Partnership exchangeable units. Our liquidity requirements are significant, primarily due to debt service requirements.

As of September 30, 2023, we had cash and cash equivalents of $1,310 million and borrowing availability of $1,248 million under our senior secured revolving credit facility (the “Revolving Credit Facility”). Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
On September 21, 2023, two of our subsidiaries (the “Borrowers”) entered into a seventh amendment (the “2023 Amendment”) to the credit agreement governing our senior secured term loan A facility (the “Term Loan A”), our senior secured term loan B facility (the “Term Loan B” and together with the Term Loan A the “Term Loan Facilities”) and our senior secured revolving credit facility (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “Credit Facilities”). Under the 2023 Amendment we (i) amended the existing Revolving Credit Facility to increase the availability from $1,000 million to $1,250 million and extended the maturity of the facility to September 21, 2028 without changing the leverage-based spread to adjusted SOFR (Secured Overnight Financing Rate); (ii) increased the Term Loan A to $1,275 million and extended the maturity of the Term Loan A to September 21, 2028 without changing the leverage-based spread to adjusted SOFR; (iii) increased the Term Loan B to $5,175 million, extended the maturity of the Term Loan B to September 21, 2030, and changed the interest rate applicable to borrowings under our Term Loan B to term SOFR, subject to a floor of 0.00%, plus an applicable margin of 2.25%; and (iv) made certain other changes as set forth therein, including removing the 0.10% adjustment to the term SOFR rate across the facilities and changes to certain covenants to provide increased flexibility. The 2023 Amendment made no other material changes to the terms of the Credit Agreement.
In September 2022, Burger King shared the details of its “Reclaim the Flame” plan to accelerate sales growth and drive franchisee profitability. We are investing $400 million over the life of the plan, comprised of $150 million in advertising and digital investments (“Fuel the Flame”) and $250 million in high-quality remodels and relocations, restaurant technology, kitchen equipment, and building enhancements (“Royal Reset”). During the nine months ended September 30, 2023, we funded $20 million toward the Fuel the Flame investment and $28 million toward our Royal Reset investment and as of September 30, 2023, we have funded a total of $33 million toward the Fuel the Flame investment and $45 million toward our Royal Reset investment.
On August 31, 2023, our board of directors approved a share repurchase authorization of up to $1,000 million of our common shares until September 30, 2025. This approval follows the expiration of RBI's prior two-year authorization to repurchase up to the same $1,000 million of our common shares. On September 13, 2023, we announced that the Toronto Stock Exchange (the “TSX”) had accepted and approved the notice of our intention to renew the normal course issuer bid, permitting the repurchase up to 30,895,637 common shares for the 12-month period ending on September 14, 2024. Share repurchases under the normal course issuer bid will be made through the facilities of the TSX, the New York Stock Exchange (the “NYSE”) and/or other exchanges and alternative Canadian or foreign trading systems, if eligible, or by such other means as may be permitted by the TSX and/or the NYSE under applicable law. Shareholders may obtain a copy of the prior notice, free of charge, by contacting us. During the nine months ended September 30, 2023, we repurchased 2,099,360 RBI common shares on the open market for $142 million and as of September 30, 2023, had $858 million remaining under the authorization. Subsequent to September 30, 2023 through October 31, 2023, we repurchased 5,539,777 RBI common shares for $358 million and as of October 31, 2023 had $500 million remaining under the share repurchase authorization. Repurchases under the Company's authorization will be made in the open market or through privately negotiated transactions.
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
Debt Instruments and Debt Service Requirements
As of September 30, 2023, our long-term debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our 3.875% First Lien Senior Notes due 2028, 5.75% First Lien Senior Notes due 2025, 3.50% First Lien Senior Notes due 2029, 4.375% Second Lien Senior Notes due 2028, 4.00% Second Lien Senior Notes due 2030 (together, the “Senior Notes”), TH Facility, and obligations under finance leases. For further information about our long-term debt, see Note 10 to the accompanying unaudited condensed consolidated financial statements included in this report.
As of September 30, 2023, there was $6,450 million outstanding principal amount under our Term Loan Facilities with a weighted average interest rate of 7.37%. The interest rate applicable to borrowings under our Term Loan A and Revolving Credit Facility is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (ii) Term SOFR (Secured Overnight Financing Rate), subject to a floor of 0.00%, plus an applicable margin varying between 0.75% to 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid. The interest rate applicable to borrowings under our Term Loan B is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin of 1.25%, or (ii) Term SOFR, subject to a floor of 0.00%, plus an applicable margin of 2.25%.
Based on the amounts outstanding under the Term Loan Facilities and SOFR as of September 30, 2023, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $482 million in interest payments and $39 million in principal payments. In addition, based on SOFR as of September 30, 2023, net cash settlements that we expect to receive on our $4,000 million interest rate swaps are estimated to be approximately $138 million for the next twelve months. Based on the amounts outstanding at September 30, 2023, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $264 million in interest payments. Based on the amounts outstanding under the TH Facility as of September 30, 2023, required debt service for the next twelve months is estimated to be approximately $9 million in interest payments and $13 million in principal payments.
Restrictions and Covenants
As of September 30, 2023, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility, and the indentures governing our Senior Notes.
Cash Dividends
On October 4, 2023, we paid a dividend of $0.55 per common share and Partnership made a distribution in respect of each Partnership exchangeable unit in the amount of $0.55 per Partnership exchangeable unit.
Our board of directors has declared a cash dividend of $0.55 per common share, which will be paid on January 4, 2024 to common shareholders of record on December 21, 2023. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.55 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
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
Outstanding Security Data
As of October 27, 2023, we had outstanding 312,028,584 common shares and one special voting share. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of the Company, holders of our common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and our outstanding equity awards, see Note 14 to the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities on February 22, 2023.
There were 133,597,764 Partnership exchangeable units outstanding as of October 27, 2023. During the nine months ended September 30, 2023, Partnership exchanged 9,398,876 Partnership exchangeable units pursuant to exchange notices received. The holders of Partnership exchangeable units have the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership to determine to settle any such exchange for a cash payment in lieu of our common shares.
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $920 million for the nine months ended September 30, 2023, compared to $1,067 million during the same period in the prior year. The decrease in cash provided by operating activities was primarily driven by an increase in interest payments and an increase in cash used for working capital, partially offset by an increase in segment income in each of our segments.

Investing Activities
Cash used for investing activities was $11 million for the nine months ended September 30, 2023, compared to $66 million during the same period in the prior year. This change was primarily driven by a decrease in payments for other investing activities, an increase in proceeds from derivatives, an increase in net proceeds from disposal of assets, restaurant closures and refranchisings and the non-recurrence of payments in connection with the acquisition of Firehouse Subs in the prior year, partially offset by an increase in capital expenditures.
Financing Activities
Cash used for financing activities was $774 million for the nine months ended September 30, 2023, compared to $1,111 million during the same period in the prior year. The change in cash used for financing activities was driven primarily by the decrease in RBI common share repurchases, increase in proceeds from derivatives, increase in proceeds from long-term debt, and an increase in proceeds from stock option exercises, partially offset by payment of financing costs in the current year, an increase in payment of dividends and distributions, and an increase in long-term debt repayments.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the nine months ended September 30, 2023 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC and Canadian securities regulatory authorities on February 22, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of September 30, 2023. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
The Company’s management, including the CEO and CFO, confirm there were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Special Note Regarding Forward-Looking Statements
Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) the effects and continued impact of the COVID-19 pandemic, the war in Ukraine, conflict in the Middle East and related macro-economic pressures, such as inflation, rising interest rates and currency fluctuations on our results of operations, business, liquidity, prospects and restaurant operations and those of our franchisees; (ii) our digital, marketing, remodel and technology enhancement initiatives and expectations regarding further expenditures relating to these initiatives, including our “Reclaim the Flame” plan to accelerate sales growth and drive franchisee profitability at Burger King; (iii) our commitment to growth opportunities, plans and strategies for each of our brands and ability to enhance operations and drive long-term, sustainable growth; (iv) our discontinuation of operations in and financial results from Russia; (v) the amount and timing of future Corporate restructuring and advisory fees and the expectation that no additional FHS Transaction costs will be incurred during the remainder of 2023; (vi) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (vii) our targets with respect to reduction in greenhouse gas emissions; (viii) our exposure to changes in interest rates and foreign currency exchange rates and the impact of changes in interest rates and foreign currency exchange rates on the amount of our interest payments, future earnings and cash flows; (ix) certain tax matters, including our estimates with respect to tax matters and their impact on future periods; (x) the amount of net cash settlements we expect to pay or receive on our derivative instruments; and (xi) certain accounting matters.
Our forward-looking statements, included in this report and elsewhere, represent management’s expectations as of the date that they are made. Our forward-looking statements are based on assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our customers to purchase our products, such as the effects of the COVID-19 pandemic, inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our relationship with, and the success of, our franchisees and risks related to our fully franchised business model; (4) our franchisees’ financial stability and their ability to access and maintain the liquidity necessary to operate their businesses; (5) our supply chain operations; (6) our ownership and leasing of real estate; (7) the effectiveness of our marketing, advertising and digital programs and franchisee support of these programs; (8) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (9) our ability to successfully implement our domestic and international growth strategy for each of our brands and risks related to our international operations; (10) our reliance on franchisees, including subfranchisees, to accelerate restaurant growth; (11) risks related to the conflict between Russia and Ukraine and the conflict in the Middle East; (12) the ability of the counterparties to our credit facilities and derivatives to fulfill their commitments and/or obligations; (13) evolving legislation and regulations in the area of franchise and labor and employment law; (14) changes in applicable tax laws or interpretations thereof, and our ability to accurately interpret and predict the impact of such changes or interpretations on our financial condition and results; and (15) our ability to address environmental and social sustainability issues.
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

Part II – Other Information

Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 15, Commitments and Contingencies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Following are our monthly share repurchases for the third quarter of Fiscal year 2023:

Period	Total Number of Shares Purchased	Total Dollar Value of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

July 1, 2023 - July 31, 2023	—	$—	$—	—	$1,000,000,000
August 1, 2023 - August 31, 2023	—	—	—	—	1,000,000,000
September 1, 2023 - September 30, 2023	2,099,360	142,283,557	67.77	2,099,360	857,716,443
	2,099,360	$142,283,557		2,099,360
(1)In August 2023, the Board of Directors authorized repurchases of up to $1.0 billion common shares through September 30, 2025 and the open market repurchases of the common shares listed in the table above were made pursuant to that authorization. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Most of the purchases made during September 2023 were pursuant to a Rule 10b5-1 plan.
Item 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

RESTAURANT BRANDS INTERNATIONAL INC. (Registrant)

Date: November 3, 2023	By:	/s/ Matthew Dunnigan
		Name:	Matthew Dunnigan
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)