Form 10-Q
period 2024-03-31
Restaurant Brands International Inc.
filed 2024-04-30
CIK 1618756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 23, 2024, there were 316,382,439 common shares of the Registrant outstanding.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data)
(Unaudited)

	As of
	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,049	$1,139
Accounts and notes receivable, net of allowance of $46 and $37, respectively	749	749
Inventories, net	152	166
Prepaids and other current assets	121	119
Total current assets	2,071	2,173
Property and equipment, net of accumulated depreciation and amortization of $1,206 and $1,187, respectively	1,929	1,952
Operating lease assets, net	1,141	1,122
Intangible assets, net	10,970	11,107
Goodwill	5,702	5,775
Other assets, net	1,332	1,262
Total assets	$23,145	$23,391
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$734	$790
Other accrued liabilities	893	1,005
Gift card liability	187	248
Current portion of long-term debt and finance leases	110	101
Total current liabilities	1,924	2,144
Long-term debt, net of current portion	12,832	12,854
Finance leases, net of current portion	308	312
Operating lease liabilities, net of current portion	1,075	1,059
Other liabilities, net	862	996
Deferred income taxes, net	1,309	1,296
Total liabilities	18,310	18,661
Shareholders’ equity:
Common shares, no par value; Unlimited shares authorized at March 31, 2024 and December 31, 2023; 316,382,439 shares issued and outstanding at March 31, 2024; 312,454,851 shares issued and outstanding at December 31, 2023	2,076	1,973
Retained earnings	1,640	1,599
Accumulated other comprehensive income (loss)	(747)	(706)
Total Restaurant Brands International Inc. shareholders’ equity	2,969	2,866
Noncontrolling interests	1,866	1,864
Total shareholders’ equity	4,835	4,730
Total liabilities and shareholders’ equity	$23,145	$23,391
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Sales	$729	$668
Franchise and property revenues	712	668
Advertising revenues and other services	298	254
Total revenues	1,739	1,590
Operating costs and expenses:
Cost of sales	606	550
Franchise and property expenses	126	123
Advertising expenses and other services	311	271
General and administrative expenses	173	175
(Income) loss from equity method investments	(3)	7
Other operating expenses (income), net	(18)	17
Total operating costs and expenses	1,195	1,143
Income from operations	544	447
Interest expense, net	148	142
Income before income taxes	396	305
Income tax expense	68	28
Net income	328	277
Net income attributable to noncontrolling interests (Note 12)	98	88
Net income attributable to common shareholders	$230	$189
Earnings per common share
Basic	$0.73	$0.61
Diluted	$0.72	$0.61
Weighted average shares outstanding (in millions):
Basic	314	309
Diluted	453	456
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$328	$277

Foreign currency translation adjustment	(240)	40
Net change in fair value of net investment hedges, net of tax of $3 and $4	134	(31)
Net change in fair value of cash flow hedges, net of tax of $(26) and $15	69	(43)
Amounts reclassified to earnings of cash flow hedges, net of tax of $8 and $5	(22)	(13)
Other comprehensive income (loss)	(59)	(47)
Comprehensive income (loss)	269	230
Comprehensive income (loss) attributable to noncontrolling interests	80	73
Comprehensive income (loss) attributable to common shareholders	$189	$157
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(In millions of U.S. dollars, except shares and per share data)
(Unaudited)

	Issued Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2023	312,454,851	$1,973	$1,599	$(706)	$1,864	$4,730
Stock option exercises	721,052	39	—	—	—	39
Share-based compensation	—	42	—	—	—	42
Issuance of shares	3,204,316	17	—	—	—	17
Dividends declared ($0.58 per share)	—	—	(184)	—	—	(184)
Dividend equivalents declared on restricted stock units	—	5	(5)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.58 per unit)	—	—	—	—	(77)	(77)
Exchange of Partnership exchangeable units for RBI common shares	2,220	—	—	—	—	—
Restaurant VIE contributions (distributions)	—	—	—	—	(1)	(1)
Net income	—	—	230	—	98	328
Other comprehensive income (loss)	—	—	—	(41)	(18)	(59)
Balances at March 31, 2024	316,382,439	$2,076	$1,640	$(747)	$1,866	$4,835
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

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$328	$277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49	46
Amortization of deferred financing costs and debt issuance discount	6	7
(Income) loss from equity method investments	(3)	7
(Gain) loss on remeasurement of foreign denominated transactions	(23)	8
Net (gains) losses on derivatives	(41)	(34)
Share-based compensation and non-cash incentive compensation expense	46	45
Deferred income taxes	18	(28)
Other	7	1
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(6)	(8)
Inventories and prepaids and other current assets	7	(20)
Accounts and drafts payable	(46)	(81)
Other accrued liabilities and gift card liability	(175)	(123)
Tenant inducements paid to franchisees	(5)	(6)
Other long-term assets and liabilities	(14)	4
Net cash provided by operating activities	148	95
Cash flows from investing activities:
Payments for property and equipment	(26)	(18)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	2	4
Net payments from acquisition of franchised restaurants	(23)	—
Settlement/sale of derivatives, net	16	14
Net cash (used for) provided by investing activities	(31)	—
Cash flows from financing activities:
Repayments of long-term debt and finance leases	(24)	(32)
Payment of dividends on common shares and distributions on Partnership exchangeable units	(245)	(243)
Proceeds from stock option exercises	39	6
Proceeds from derivatives	28	29
Other financing activities, net	(1)	—
Net cash (used for) provided by financing activities	(203)	(240)
Effect of exchange rates on cash and cash equivalents	(4)	—
Increase (decrease) in cash and cash equivalents	(90)	(145)
Cash and cash equivalents at beginning of period	1,139	1,178
Cash and cash equivalents at end of period	$1,049	$1,033
Supplemental cash flow disclosures:
Interest paid	$170	$163
Income taxes paid	$87	$61
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Organization
Restaurant Brands International Inc. (the “Company”, “RBI”, “we”, “us” or “our”) is a Canadian corporation that serves as the sole general partner of Restaurant Brands International Limited Partnership (“Partnership”). We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons”), fast food hamburgers principally under the Burger King® brand (“Burger King”), chicken principally under the Popeyes® brand (“Popeyes”) and sandwiches under the Firehouse Subs® brand (“Firehouse”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of March 31, 2024, we franchised or owned 5,818 Tim Hortons restaurants, 19,374 Burger King restaurants, 4,625 Popeyes restaurants and 1,296 Firehouse Subs restaurants, for a total of 31,113 restaurants, and operate in more than 120 countries and territories. As of March 31, 2024, nearly all of the current system-wide restaurants are franchised.
All references to “$” or “dollars” are to the currency of the United States unless otherwise indicated. All references to “Canadian dollars” or “C$” are to the currency of Canada unless otherwise indicated.
Note 2. Basis of Presentation and Consolidation
We have prepared the accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC and Canadian securities regulatory authorities on February 22, 2024.
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
Our confirmed outstanding obligations under the SCF program at March 31, 2024 and December 31, 2023 totaled $16 million and $36 million, respectively, and are classified as Accounts and drafts payable in our condensed consolidated balance sheets. All activity related to the obligations is classified as Cost of sales in our condensed consolidated statements of operations and presented within cash flows from operating activities in our condensed consolidated statements of cash flows.
Note 3. New Accounting Pronouncements
Segment Reporting – In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance that expands segment disclosures for public entities, including requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM and an explanation of how the CODM uses reported measures of segment profit or loss in assessing segment performance and allocating resources. The new guidance also expands disclosures about a reportable segment’s profit or loss and assets in interim periods and clarifies that a public entity may report additional measures of segment profit if the CODM uses more than one measure of a segment’s profit or loss. The new guidance does not remove existing segment disclosure requirements or change how a public entity identifies its operating segments, aggregates those operating segments, or determines its reportable segments. The guidance is effective for annual disclosures for fiscal years beginning after December 15, 2023, and subsequent interim periods with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the impact this new guidance will have on our disclosures upon adoption and expect to provide additional detail and disclosures under this new guidance.
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

Note 4. Leases
Property revenues consist primarily of lease income from operating leases and earned income on direct financing leases and sales-type leases with franchisees as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Lease income - operating leases
Minimum lease payments	$94	$98
Variable lease payments	108	96
Subtotal - lease income from operating leases	202	194
Earned income on direct financing and sales-type leases	4	2
Total property revenues	$206	$196

Note 5. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized franchise fees and upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities on a consolidated basis between December 31, 2023 and March 31, 2024 (in millions):

Contract Liabilities
Balance at December 31, 2023	$555
Recognized during period and included in the contract liability balance at the beginning of the year	(19)
Increase, excluding amounts recognized as revenue during the period	13
Impact of foreign currency translation	(4)
Balance at March 31, 2024	$545
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) on a consolidated basis as of March 31, 2024 (in millions):

Contract liabilities expected to be recognized in
Remainder of 2024	$42
2025	54
2026	50
2027	47
2028	44
Thereafter	308
Total	$545

Disaggregation of Total Revenues
As described in Note 16, Segment Reporting, during the fourth quarter of 2023, we revised our internal reporting structure, which resulted in a change to our operating and reportable segments. As a result, we manage each of our brands’ United States and Canada operations as an operating and reportable segment and our international operations as an operating and reportable segment.
The following tables disaggregate revenue by segment (in millions):

	Three Months Ended March 31, 2024
	TH	BK	PLK	FHS	INTL	Total
Sales	$638	$58	$23	$10	$—	$729
Royalties	77	116	75	17	188	473
Property revenues	147	56	3	—	—	206
Franchise fees and other revenue	7	3	2	8	13	33
Advertising revenues and other services	70	117	75	15	21	298
Total revenues	$939	$350	$178	$50	$222	$1,739

	Three Months Ended March 31, 2023
	TH	BK	PLK	FHS	INTL	Total
Sales	$618	$19	$21	$10	$—	$668
Royalties	71	113	68	17	173	442
Property revenues	137	55	3	—	1	196
Franchise fees and other revenue	5	4	2	6	13	30
Advertising revenues and other services	62	106	66	4	16	254
Total revenues	$893	$297	$160	$37	$203	$1,590
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

The following table summarizes the basic and diluted earnings per share calculations (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to common shareholders - basic	$230	$189
Add: Net income attributable to noncontrolling interests	97	87
Net income available to common shareholders and noncontrolling interests - diluted	$327	$276

Denominator:
Weighted average common shares - basic	314	309
Exchange of noncontrolling interests for common shares (Note 12)	134	143
Effect of other dilutive securities	5	4
Weighted average common shares - diluted	453	456

Basic earnings per share (a)	$0.73	$0.61
Diluted earnings per share (a)	$0.72	$0.61
Anti-dilutive securities outstanding	3	7
(a) Earnings per share may not recalculate exactly as it is calculated based on unrounded numbers.

Note 7. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	March 31, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$735	$(353)	$382	$727	$(348)	$379
Favorable leases	80	(54)	26	81	(54)	27
Subtotal	815	(407)	408	808	(402)	406
Indefinite-lived intangible assets:
Tim Hortons brand	$6,299	$—	$6,299	$6,423	$—	$6,423
Burger King brand	2,092	—	2,092	2,107	—	2,107
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Firehouse Subs brand	816	—	816	816	—	816
Subtotal	10,562	—	10,562	10,701	—	10,701
Intangible assets, net			$10,970			$11,107

Goodwill:
TH segment	$4,042			$4,118
BK segment	239			232
PLK segment	844			844
FHS segment	193			193
INTL segment	384			388
Total	$5,702			$5,775
Amortization expense on intangible assets totaled $9 million for the three months ended March 31, 2024 and 2023. The change in franchise agreements, brands and goodwill balances during the three months ended March 31, 2024 was primarily due to the impact of foreign currency translation.

Note 8. Equity Method Investments
The aggregate carrying amounts of our equity method investments were $160 million and $163 million as of March 31, 2024 and December 31, 2023, respectively, and are included as a component of Other assets, net in our accompanying condensed consolidated balance sheets.
Except for the following equity method investments, no quoted market prices are available for our other equity method investments. The aggregate market value of our 14.7% equity interest in Carrols Restaurant Group, Inc. (“Carrols”) based on the quoted market price on March 31, 2024 was approximately $90 million. Refer to Note 15, Commitments and Contingencies, for a description of the announced Carrols acquisition. The aggregate market value of our 9.4% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on March 31, 2024 was approximately $18 million. The aggregate market value of our 4.2% equity interest in TH International Limited based on the quoted market price on March 31, 2024 was approximately $8 million.
We have equity interests in entities that own or franchise Tim Hortons, Burger King and Popeyes restaurants. Sales, franchise and property revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended March 31,
	2024	2023
Revenues from affiliates:
Royalties	$101	$92
Advertising revenues and other services	20	18
Property revenues	8	9
Franchise fees and other revenue	6	5
Sales	4	4
Total	$139	$128
At March 31, 2024 and December 31, 2023, we had $59 million and $61 million, respectively, of accounts receivable, net from our equity method investments which were recorded in Accounts and notes receivable, net in our condensed consolidated balance sheets.
With respect to our TH business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $3 million and $2 million during the three months ended March 31, 2024 and 2023, respectively.
Associated with the TIMWEN Partnership, we recognized $5 million and $4 million of rent expense during the three months ended March 31, 2024 and 2023, respectively.
(Income) loss from equity method investments reflects our share of investee net income or loss and non-cash dilution gains or losses from changes in our ownership interests in equity investees.

Note 9. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and Other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	March 31, 2024	December 31, 2023
Current:
Dividend payable	$261	$245
Interest payable	91	67
Accrued compensation and benefits	67	147
Taxes payable	96	129
Deferred income	84	77
Accrued advertising expenses	45	58
Restructuring and other provisions	16	18
Current portion of operating lease liabilities	148	147
Other	85	117
Other accrued liabilities	$893	$1,005
Noncurrent:
Taxes payable	$60	$57
Contract liabilities	545	555
Derivatives liabilities	98	227
Unfavorable leases	38	42
Accrued pension	35	34
Deferred income	63	57
Other	23	24
Other liabilities, net	$862	$996

Note 10. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	March 31, 2024	December 31, 2023
Term Loan B	$5,162	$5,175
Term Loan A	1,275	1,275
3.875% First Lien Senior Notes due 2028	1,550	1,550
3.50% First Lien Senior Notes due 2029	750	750
5.75% First Lien Senior Notes due 2025	500	500
4.375% Second Lien Senior Notes due 2028	750	750
4.00% Second Lien Senior Notes due 2030	2,900	2,900
TH Facility and other	137	143
Less: unamortized deferred financing costs and deferred issue discount	(117)	(122)
Total debt, net	12,907	12,921
Less: current maturities of debt	(75)	(67)
Total long-term debt	$12,832	$12,854

Revolving Credit Facility
As of March 31, 2024, we had no amounts outstanding under our Revolving Credit Facility, had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability under our Revolving Credit Facility was $1,248 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or equity repurchases, fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of March 31, 2024, we had approximately C$177 million outstanding under the TH Facility with a weighted average interest rate of 6.69%.
Restrictions and Covenants
As of March 31, 2024, we were in compliance with all applicable financial debt covenants under our senior secured term loan facilities and Revolving Credit Facility (together the "Credit Facilities"), the TH Facility, and the indentures governing our Senior Notes.
Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of
	March 31, 2024	December 31, 2023
Fair value of our variable term debt and senior notes	$12,343	$12,401
Principal carrying amount of our variable term debt and senior notes	12,887	12,900
Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended March 31,
	2024	2023
Debt (a)	$148	$138
Finance lease obligations	5	4
Amortization of deferred financing costs and debt issuance discount	6	7
Interest income	(11)	(7)
Interest expense, net	$148	$142
(a)Amount includes $11 million and $15 million benefit during the three months ended March 31, 2024 and 2023, respectively, related to the quarterly net settlements of our cross-currency rate swaps and amortization of the Excluded Component as defined in Note 13, Derivative Instruments.

Note 11. Income Taxes
Our effective tax rate was 17.2% for the three months ended March 31, 2024. The effective tax rate during this period was primarily the result of the mix of income from multiple tax jurisdictions, the impact of internal financing arrangements, equity-based compensation and recently implemented Organization for Economic Cooperation and Development related tax changes.
Our effective tax rate was 9.1% for the three months ended March 31, 2023. The effective tax rate during this period reflects the mix of income from multiple tax jurisdictions, the impact of internal financing arrangements and favorable structural changes implemented in 2022.
Note 12. Shareholders’ Equity
Noncontrolling Interests
The holders of Partnership exchangeable units held an economic interest of approximately 29.7% and 29.9% in Partnership common equity through the ownership of 133,595,544 and 133,597,764 Partnership exchangeable units as of March 31, 2024 and December 31, 2023, respectively.
During the three months ended March 31, 2024, Partnership exchanged 2,220 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. In connection with an amendment to the partnership agreement, Partnership exchangeable units exchanged for RBI common shares subsequent to December 31, 2023 also result in the issuance of additional Partnership Class A common units to RBI in an amount equal to the number of RBI common shares exchanged. The exchanges represented increases in our ownership interest in Partnership and were accounted for as equity transactions, with no gain or loss recorded in the accompanying condensed consolidated statement of operations. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit is automatically deemed cancelled concurrently with the exchange.
Share Repurchases
On August 31, 2023, our Board of Directors approved a share repurchase program that allows us to purchase up to $1,000 million of our common shares until September 30, 2025. For the three months ended March 31, 2024, we did not repurchase any of our common shares and as of March 31, 2024 had $500 million remaining under the authorization.
Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$480	$(13)	$(1,173)	$(706)
Foreign currency translation adjustment	—	—	(240)	(240)
Net change in fair value of derivatives, net of tax	203	—	—	203
Amounts reclassified to earnings of cash flow hedges, net of tax	(22)	—	—	(22)
Amounts attributable to noncontrolling interests	(54)	—	72	18
Balance at March 31, 2024	$607	$(13)	$(1,341)	$(747)

Note 13. Derivative Instruments
Disclosures about Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges and derivatives designated as net investment hedges. We use derivatives to manage our exposure to fluctuations in interest rates and currency exchange rates.
Interest Rate Swaps
At March 31, 2024, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities, including any subsequent refinancing or replacement of the Term Loan Facilities, beginning August 31, 2021 through the termination date of October 31, 2028. Additionally, at March 31, 2024, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. Following the discontinuance of the U.S. dollar LIBOR after June 30, 2023, the interest rate on all these interest rate swaps transitioned from LIBOR to SOFR, with no impact to hedge effectiveness and no change in accounting treatment as a result of applicable accounting relief guidance for the transition away from LIBOR. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI, net of tax, and reclassified into interest expense during the period in which the hedged forecasted transaction affects earnings. The net amount of pre-tax gains in connection with these net unrealized gains in AOCI as of March 31, 2024 that we expect to be reclassified into interest expense within the next 12 months is $129 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At March 31, 2024, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At March 31, 2024, we had outstanding cross-currency rate swaps that we entered into during 2022 to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. These swaps are contracts in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional amount of $5,000 million through the maturity date of September 30, 2028.
At March 31, 2024, we had outstanding cross-currency rate swap contracts between the euro and U.S. dollar in which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $2,750 million, of which $1,400 million have a maturity date of October 31, 2026, $1,200 million have a maturity date of November 30, 2028, and $150 million have a maturity date of October 31, 2028. At inception, these cross-currency rate swaps were designated and continue to be hedges and are accounted for as a net investment hedge. During 2023, we settled our previously existing cross-currency rate swaps in which we paid quarterly fixed-rate interest payments on the euro notional value of €1,108 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $1,200 million and an original maturity date of February 17, 2024. During 2023, we also settled our previously existing cross-currency rate swap contracts between the euro and U.S. dollar with a notional value of $900 million and an original maturity date of February 17, 2024.
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

Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At March 31, 2024, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $168 million with maturities to May 15, 2025. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2024	2023
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$92	$(57)
Forward-currency contracts	$3	$(1)
Derivatives designated as net investment hedges
Cross-currency rate swaps	$131	$(35)
(1) We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended March 31,
		2024	2023
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$30	$15
Forward-currency contracts	Cost of sales	$—	$3

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended March 31,
		2024	2023
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$11	$15

	Fair Value as of
	March 31, 2024	December 31, 2023	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest rate	$248	$190	Other assets, net
Foreign currency	1	—	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	9	7	Other assets, net
Total assets at fair value	$258	$197

Liabilities:
Derivatives designated as cash flow hedges
Foreign currency	$—	$2	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	98	227	Other liabilities, net
Total liabilities at fair value	$98	$229

Note 14. Other Operating Expenses (Income), net
Other operating expenses (income), net consists of the following (in millions):

	Three Months Ended March 31,
	2024	2023
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$2	$(2)
Litigation settlements (gains) and reserves, net	—	1
Net losses (gains) on foreign exchange	(23)	8
Other, net	3	10
Other operating expenses (income), net	$(18)	$17
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
Other, net for the three months ended March 31, 2023 is primarily related to payments in connection with FHS area representative buyouts.

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
The transaction is not subject to a financing contingency and is expected to be financed with cash on hand of approximately $230 million and term loan debt. We secured financing whereby lenders will provide an additional $750 million of Term Loan B loans on the same terms as the existing Term Loan B under our Credit Agreement, subject to the closing of the Carrols acquisition.
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
On April 23, 2024, a purported shareholder of Carrols Restaurant Group, Inc. (“CRG”), filed a complaint against CRG, its directors, RBI and BK Cheshire Corp. (our wholly-owned merger subsidiary) in the Supreme Court of the State of New York County of Westchester. The complaint alleges various breaches under Delaware law of fiduciary duties by the CRG directors and disclosure obligations by CRG with respect to the Agreement and Plan of Merger, dated as of January 16, 2024 among RBI, BK Cheshire Corp. and CRG (the “Merger Agreement”). In addition, the complaint alleges that RBI aided and abetted these breaches through its actions in negotiating the transaction and assistance in the dissemination of proxy statement related to the stockholder approval of the Merger Agreement. The complaint seeks, among other things, to enjoin the stockholder vote to approve the Merger Agreement and/or the consummation of the sale pending resolution of the complaint as well as compensatory and/or rescissory damages and fees and expenses. We intend to vigorously defend these claims, however, we are unable to predict the ultimate outcome of this case, estimate the range of possible loss, if any, or whether such complaint could adversely affect our ability to consummate the Merger Agreement.

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
We generate revenues from the following sources: (i) sales, consisting primarily of (1) Tim Hortons supply chain sales, which represent sales of products, supplies and restaurant equipment to franchisees, as well as sales of consumer packaged goods (“CPG”), and (2) sales at Company restaurants; (ii) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchised restaurants and franchise fees paid by franchisees; (iii) property revenues from properties we lease or sublease to franchisees; and (iv) advertising revenues and other services, consisting primarily of (1) advertising fund contributions based on a percentage of sales reported by franchised restaurants to fund advertising expenses and (2) tech fees and revenues that vary by market and partially offset expenses related to technology initiatives. All Tim Hortons global supply chain sales, including coffee to International franchisees, are included in the TH segment.
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
The following tables present revenues, by segment and by country (in millions):

	Three Months Ended March 31,
	2024	2023
Revenues by operating segment:
TH	$939	$893
BK	350	297
PLK	178	160
FHS	50	37
INTL	222	203
Total revenues	$1,739	$1,590

	Three Months Ended March 31,
	2024	2023
Revenues by country (a):
Canada	$856	$814
United States	661	573
Other	222	203
Total revenues	$1,739	$1,590
(a)Only Canada and the United States represented 10% or more of our total revenues in each period presented.

In connection with our change in operating and reportable segments, we also transitioned our definition of segment income from Adjusted EBITDA to Adjusted Operating Income which represents income from operations adjusted to exclude (i) franchise agreement amortization as a result of acquisition accounting, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expense incurred in connection with the announced acquisition of Carrols consisting primarily of professional fees (“CRG Transaction costs”); (ii) non-recurring fees and expense incurred in connection with the acquisition of Firehouse consisting primarily of professional fees, compensation-related expenses and integration costs (“FHS Transaction costs”); and (iii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements as well as services related to significant tax reform legislation and regulations (“Corporate restructuring and advisory fees”). Unlike Adjusted EBITDA, our previous measure of segment income, Adjusted Operating Income includes depreciation and amortization (excluding franchise agreement amortization) as well as share-based compensation and non-cash incentive compensation expense. Prior year amounts presented have been reclassified to conform to this new segment income presentation with no effect on previously reported consolidated results.
Adjusted Operating Income is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. A reconciliation of segment income to net income consists of the following (in millions):

	Three Months Ended March 31,
	2024	2023
Segment income:
TH	$224	$212
BK	106	96
PLK	58	51
FHS	10	9
INTL	142	137
Adjusted Operating Income	540	505
Franchise agreement amortization	8	8
CRG Transaction costs	4	—
FHS Transaction costs	—	19
Corporate restructuring and advisory fees	2	5
Impact of equity method investments (a)	—	9
Other operating expenses (income), net	(18)	17
Income from operations	544	447
Interest expense, net	148	142
Income tax expense	68	28
Net income	$328	$277
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 17. Subsequent Events
Dividends
On April 4, 2024, we paid a cash dividend of $0.58 per common share to common shareholders of record on March 21, 2024. On such date, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.58 per exchangeable unit to holders of record on March 21, 2024.
Subsequent to March 31, 2024, our board of directors declared a cash dividend of $0.58 per common share, which will be paid on July 5, 2024 to common shareholders of record on June 21, 2024. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.58 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.

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
Overview
We are a Canadian corporation that serves as the indirect holding company for the entities that own and franchise the Tim Hortons®, Burger King®, Popeyes® and Firehouse Subs® brands. We are one of the world’s largest quick service restaurant (“QSR”) companies with over $40 billion in annual system-wide sales and over 30,000 restaurants in more than 120 countries and territories as of March 31, 2024. Our Tim Hortons®, Burger King®, Popeyes®, and Firehouse Subs® brands have similar franchised business models with complementary daypart mixes and product platforms. Our four iconic brands are managed independently while benefiting from global scale and sharing of best practices.
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
On January 16, 2024, we announced that we have reached an agreement to acquire all of Carrols Restaurant Group Inc. (“Carrols”) issued and outstanding shares that are not held by RBI or its affiliates. The transaction is expected to close in the second quarter of 2024 and is subject to customary closing conditions. In connection with the announced acquisition of Carrols, we incurred certain non-recurring fees and expenses (“CRG Transaction costs”) totaling $4 million during the three months ended March 31, 2024, consisting primarily of professional fees, all of which are classified as general and administrative expenses in the condensed consolidated statement of operations. We expect to incur additional CRG Transaction costs through 2024 as we complete the acquisition and the integration of the operations of Carrols.

We report results under five operating and reportable segments consisting of the following:
1.Tim Hortons – operations of our Tim Hortons brand in Canada and the U.S. (“TH”);
2.Burger King – operations of our Burger King brand in the U.S. and Canada (“BK”);
3.Popeyes Louisiana Kitchen – operations of our Popeyes brand in the U.S. and Canada (“PLK”);
4.Firehouse Subs – operations of our Firehouse Subs brand in the U.S. and Canada (“FHS”); and
5.International – operations of each of our brands outside the U.S. and Canada (“INTL”).
We generate revenues from the following sources: (i) sales, consisting primarily of (1) Tim Hortons supply chain sales, which represent sales of products, supplies and restaurant equipment to franchisees, as well as sales of consumer packaged goods (“CPG”), and (2) sales at Company restaurants; (ii) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchised restaurants and franchise fees paid by franchisees; (iii) property revenues from properties we lease or sublease to franchisees; and (iv) advertising revenues and other services, consisting primarily of (1) advertising fund contributions based on a percentage of sales reported by franchised restaurants to fund advertising expenses and (2) tech fees and revenues that vary by market and partially offset expenses related to technology initiatives. All Tim Hortons global supply chain sales, including coffee to International franchisees, are included in the TH segment.
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

	Three Months Ended March 31,
Key Operating Metrics	2024	2023
System-wide sales growth
TH	7.8%	16.1%
BK	2.6%	8.5%
PLK	10.4%	9.6%
FHS	4.3%	8.7%
INTL	11.6%	21.6%
Consolidated	8.1%	14.7%
System-wide sales (in US$ millions)
TH	$1,725	$1,596
BK	$2,753	$2,684
PLK	$1,517	$1,374
FHS	$301	$289
INTL	$4,216	$3,889
Consolidated	$10,512	$9,832
Comparable sales
TH	6.9%	14.9%
BK	3.8%	8.7%
PLK	5.7%	3.6%
FHS	0.3%	6.2%
INTL	4.2%	12.6%
Consolidated	4.6%	10.3%

	As of March 31,
	2024	2023
Net restaurant growth
TH	—%	(0.9)%
BK	(2.4)%	(1.3)%
PLK	4.7%	6.3%
FHS	3.6%	2.2%
INTL	8.4%	8.9%
Consolidated	3.9%	4.2%
Restaurant count
TH	4,505	4,507
BK	7,139	7,317
PLK	3,412	3,260
FHS	1,277	1,233
INTL	14,780	13,639
Consolidated	31,113	29,956

Results of Operations for the Three Months Ended March 31, 2024 and 2023
Tabular amounts in millions of U.S. dollars unless noted otherwise. Total revenues and segment income for each segment may not calculate exactly due to rounding.

Consolidated	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2024	2023	Favorable / (Unfavorable)
Revenues:
Sales	$729	$668	$61	$2	$59
Franchise and property revenues	712	668	44	(3)	47
Advertising revenues and other services	298	254	44	—	44
Total revenues	1,739	1,590	149	(1)	150
Operating costs and expenses:
Cost of sales	606	550	(56)	(1)	(55)
Franchise and property expenses	126	123	(3)	—	(3)
Advertising expenses and other services	311	271	(40)	(1)	(39)
General and administrative expenses	173	175	2	(1)	3
(Income) loss from equity method investments	(3)	7	10	—	10
Other operating expenses (income), net	(18)	17	35	(1)	36
Total operating costs and expenses	1,195	1,143	(52)	(4)	(48)
Income from operations	544	447	97	(5)	102
Interest expense, net	148	142	(6)	—	(6)
Income before income taxes	396	305	91	(5)	96
Income tax expense	68	28	(40)	—	(40)
Net income	$328	$277	$51	$(5)	$56
(a)We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.
Sales and Cost of Sales
During the three months ended March 31, 2024, the increase in sales was primarily driven by an increase of $39 million in our BK segment, an increase of $18 million in our TH segment, an increase of $2 million in our PLK segment, and a favorable FX Impact of $2 million.
During the three months ended March 31, 2024, the increase in cost of sales was primarily driven by an increase of $35 million in our BK segment, an increase of $19 million in our TH segment, and an unfavorable FX Impact of $1 million.
Franchise and Property
During the three months ended March 31, 2024, the increase in franchise and property revenues was primarily driven by an increase of $19 million in our INTL segment, an increase of $17 million in our TH segment, an increase of $7 million in our PLK segment, an increase of $3 million in our BK segment, and an increase of $2 million in our FHS segment, partially offset by an unfavorable FX Impact of $3 million.
During the three months ended March 31, 2024, the increase in franchise and property expenses was primarily driven by an increase of $4 million in our INTL segment and an increase of $3 million in our TH segment, partially offset by a decrease of $3 million in our BK segment.
Advertising and Other Services
During the three months ended March 31, 2024, the increase in advertising revenues and other services was primarily driven by an increase of $11 million in our BK segment, an increase of $10 million in our FHS segment, an increase of $9 million in our PLK segment, an increase of $8 million in our TH segment, and an increase of $5 million in our INTL segment.

During the three months ended March 31, 2024, the increase in advertising expenses and other services was primarily driven by an increase of $11 million in our FHS segment, an increase of $10 million in our PLK segment, an increase of $9 million in our BK segment, an increase of $5 million in our TH segment, an increase of $5 million in our INTL segment, and an unfavorable FX Impact of $1 million.
General and Administrative Expenses
Our general and administrative expenses consisted of the following:

	Three Months Ended March 31,		Variance
			$	%
	2024	2023	Favorable / (Unfavorable)
Segment G&A (b):
TH	$42	$37	$(5)	(14)%
BK	36	34	(2)	(6)%
PLK	22	21	(1)	(5)%
FHS	14	13	(1)	(8)%
INTL	53	46	(7)	(15)%
CRG Transaction costs	4	—	(4)	NM
FHS Transaction costs	—	19	19	100%
Corporate restructuring and advisory fees	2	5	3	60%
General and administrative expenses	$173	$175	$2	1%
NM - Not meaningful
(b)Segment G&A includes share-based compensation and non-cash incentive compensation expense of $46 million and $45 million for the three months ended March 31, 2024 and 2023, respectively. Segment G&A excludes income/expenses from non-recurring projects and non-operating activities, such as CRG Transaction costs, FHS Transaction costs (as defined below) and Corporate restructuring and advisory fees (as defined below).
During the three months ended March 31, 2024, the decrease in general and administrative expenses was primarily driven by the non-recurrence of FHS Transaction costs and a decrease in Corporate restructuring and advisory fees, partially offset by an increase in segment G&A and CRG Transaction costs.
In connection with the acquisition and integration of Firehouse Subs, we incurred certain non-recurring fees and expenses (“FHS Transaction costs”) consisting of professional fees, compensation related expenses and integration costs. We did not incur any additional FHS Transaction costs subsequent to March 31, 2023 and do not expect to incur any additional FHS Transaction costs in the future.
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
The change in (income) loss from equity method investments during the three months ended March 31, 2024 reflects changes in earnings of our equity method investments during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Other Operating Expenses (Income), net
Our other operating expenses (income), net consisted of the following:

	Three Months Ended March 31,
	2024	2023
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$2	$(2)
Litigation settlements (gains) and reserves, net	—	1
Net losses (gains) on foreign exchange	(23)	8
Other, net	3	10
Other operating expenses (income), net	$(18)	$17
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
Other, net for the three months ended March 31, 2023 is primarily related to payments in connection with FHS area representative buyouts.
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended March 31,
	2024	2023
Interest expense, net	$148	$142
Weighted average interest rate on long-term debt	5.0%	4.9%
During the three months ended March 31, 2024, interest expense, net increased primarily due to an increase in the weighted average interest rate driven by increases in interest rates which impacts our variable rate debt and the impact of our September 2023 term loan refinancing.
Income Tax Expense
Our effective tax rate was 17.2% and 9.1% for the three months ended March 31, 2024 and 2023, respectively. The increase in our effective tax rate was primarily due to a favorable structural change benefiting 2023, unfavorable impacts of recently implemented Organization for Economic Cooperation and Development related tax changes and changes in the mix of income from multiple jurisdictions, partially offset by incremental excess tax benefits on equity-based compensation.
Net Income
We reported net income of $328 million for the three months ended March 31, 2024, compared to net income of $277 million for the three months ended March 31, 2023. The increase in net income is primarily due to a $35 million favorable change in the results from other operating expenses (income), net, the non-recurrence of $19 million of FHS Transaction costs, a $12 million increase in TH segment income, a $10 million increase in BK segment income, a $9 million favorable change from the impact of equity method investments, a $7 million increase in PLK segment income, a $5 million increase in INTL segment income, a $3 million decrease in Corporate restructuring and advisory fees, and a $1 million increase in FHS segment income. These factors were partially offset by a $40 million increase in income tax expense, a $6 million increase in interest expense, net and $4 million of CRG Transaction costs. Amounts above include a total unfavorable FX Impact to net income of $5 million.

Macro Economic Environment
During the three months ended March 31, 2024 and 2023, there were increases in commodity, labor, and energy costs which have resulted in increases in inflation, foreign exchange volatility, rising interest rates and general softening in the consumer environment which have been exacerbated by conflicts in the Middle East. These pressures could have an adverse impact on our business and results of operations if we and our franchisees are not able to manage costs effectively without negatively impacting consumers.
Segment Results of Operations for the Three Months Ended March 31, 2024 and 2023

TH Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2024	2023	Favorable / (Unfavorable)
Revenues:
Sales	$637	$618	$20	$2	$18
Franchise and property revenues	231	213	17	1	17
Advertising revenues and other services	70	62	8	—	8
Total revenues	939	893	45	2	43
Cost of sales	526	505	(20)	(1)	(19)
Franchise and property expenses	81	79	(3)	—	(3)
Advertising expenses and other services	70	65	(5)	—	(5)
Segment G&A (a)	42	37	(5)	—	(5)
Adjustments:
Franchise agreement amortization (b)	2	2	—	—	—
Cash distributions received from equity method investments	3	3	—	—	—
Segment income	224	212	12	1	11
(a)Segment G&A includes share-based compensation and non-cash incentive compensation expense of $12 million for the three months ended March 31, 2024 and 2023.
(b)Franchise agreement amortization is included in franchise and property expenses.
System-wide Sales
During the three months ended March 31, 2024, the increase in TH system-wide sales of 7.8% was primarily driven by comparable sales of 6.9%, including Canada comparable sales of 7.5%.
Sales and Cost of Sales
During the three months ended March 31, 2024, the increase in sales was primarily driven by increases in supply chain sales, mainly due to increases in system-wide sales, increases in equipment sales, and a favorable FX Impact, partially offset by a decrease in CPG sales as a result of increases in promotional activity and trade investments.
During the three months ended March 31, 2024, the increase in cost of sales was primarily driven by increases in supply chain sales, increases in equipment sales, an increase in supply chain bad debt expense and an unfavorable FX Impact.
Franchise and Property
During the three months ended March 31, 2024, the increase in franchise and property revenues was primarily driven by increases in royalties and rent, as a result of increases in system-wide sales, and a favorable FX Impact.
During the three months ended March 31, 2024, the increase in franchise and property expenses was primarily driven by an increase in rent expense as a result of increases in system-wide sales.
Advertising and Other Services
During the three months ended March 31, 2024, the increase in advertising revenues and other services was primarily driven by increases in advertising fund contributions by franchisees, as a result of increases in system-wide sales.

During the three months ended March 31, 2024, the increase in advertising expenses and other services was driven primarily by an increases in advertising revenues and other services.
Segment G&A
During the three months ended March 31, 2024, the increase in Segment G&A was primarily driven by higher salary and employee-related costs for non-restaurant employees and an increase in professional fees.

BK Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2024	2023	Favorable / (Unfavorable)
Revenues:
Sales	$58	$19	$39	$—	$39
Franchise and property revenues	175	172	3	—	3
Advertising revenues and other services	117	106	11	—	11
Total revenues	350	297	53	—	53
Cost of sales	52	17	(35)	—	(35)
Franchise and property expenses	33	36	3	—	3
Advertising expenses and other services	125	117	(9)	—	(9)
Segment G&A (a)	36	34	(2)	—	(2)
Adjustments:
Franchise agreement amortization (b)	2	3	(1)	—	(1)
Segment income	106	96	10	—	10
(a)Segment G&A includes share-based compensation and non-cash incentive compensation expense of $10 million for the three months ended March 31, 2024 and 2023.
System-wide Sales
During the three months ended March 31, 2024, the increase in BK system-wide sales of 2.6% was primarily driven by comparable sales of 3.8%, including US comparable sales of 3.9%, partially offset by net restaurant growth of (2.4)%.
Sales and Cost of Sales
During the three months ended March 31, 2024, the increase in sales and cost of sales was primarily driven by increases in Company restaurants due to franchisee restaurant acquisitions during 2024 and 2023.
Franchise and Property
During the three months ended March 31, 2024, the increase in franchise and property revenues was primarily driven by increases in royalties, as a result of increases in system-wide sales.
During the three months ended March 31, 2024, the decrease in franchise and property expenses was primarily driven by bad debt recoveries in 2024 compared to bad debt expenses in 2023.
Advertising and Other Services
During the three months ended March 31, 2024, the increase in advertising revenues and other services was primarily driven by increases in advertising fund contributions from vendors and franchisees.
During the three months ended March 31, 2024, the increase in advertising expenses and other services was driven primarily by increases in advertising revenues and other services.
Segment G&A
During the three months ended March 31, 2024, the increase in Segment G&A was primarily driven by higher salary and employee-related costs for non-restaurant employees.

PLK Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2024	2023	Favorable / (Unfavorable)
Revenues:
Sales	$23	$21	$2	$—	$2
Franchise and property revenues	80	73	7	—	7
Advertising revenues and other services	75	66	9	—	9
Total revenues	178	159	18	—	18
Cost of sales	19	19	—	—	—
Franchise and property expenses	2	2	—	—	—
Advertising expenses and other services	76	67	(10)	—	(10)
Segment G&A (a)	22	21	(1)	—	(1)
Adjustments:
Franchise agreement amortization (b)	1	1	—	—	—
Segment income	58	51	7	—	7
(a)Segment G&A includes share-based compensation and non-cash incentive compensation expense of $7 million and $6 million for the three months ended March 31, 2024 and 2023, respectively.
System-wide Sales
During the three months ended March 31, 2024, the increase in PLK system-wide sales of 10.4% was primarily driven by comparable sales of 5.7%, including US comparable sales of 6.2%, and net restaurant growth of 4.7%.
Sales and Cost of Sales
During the three months ended March 31, 2024, sales remained relatively consistent with the prior year.
During the three months ended March 31, 2024, cost of sales remained consistent with the prior year.
Franchise and Property
During the three months ended March 31, 2024, the increase in franchise and property revenues was primarily driven by increases in royalties, as a result of increases in system-wide sales.
During the three months ended March 31, 2024, franchise and property expenses remained consistent with the prior year.
Advertising and Other Services
During the three months ended March 31, 2024, the increase in advertising revenues and other services was primarily driven by increases in advertising fund contributions by franchisees, as a result of increases in system-wide sales.
During the three months ended March 31, 2024, the increase in advertising expenses and other services was primarily driven by increases in advertising revenues and other services.
Segment G&A
During the three months ended March 31, 2024, Segment G&A remained relatively consistent with the prior year.

FHS Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2024	2023	Favorable / (Unfavorable)
Revenues:
Sales	$10	$10	$—	$—	$—
Franchise and property revenues	25	23	2	—	2
Advertising revenues and other services	15	4	10	—	10
Total revenues	50	37	13	—	13
Cost of sales	9	8	—	—	—
Franchise and property expenses	2	2	—	—	—
Advertising expenses and other services	15	5	(11)	—	(11)
Segment G&A (a)	14	13	(1)	—	(1)
Segment income	10	9	1	—	1
(a)Segment G&A includes share-based compensation and non-cash incentive compensation expense of $3 million for the three months ended March 31, 2024 and 2023.
System-wide Sales
During the three months ended March 31, 2024, the increase in FHS system-wide sales of 4.3% was primarily driven by net restaurant growth of 3.6% and relatively flat comparable sales of 0.3%, including US comparable sales of 0.3%.
Sales and Cost of Sales
During the three months ended March 31, 2024, sales and cost of sales remained consistent with the prior year.
Franchise and Property
During the three months ended March 31, 2024, franchise and property revenues remained relatively consistent with the prior year.
During the three months ended March 31, 2024, franchise and property expenses remained consistent with the prior year.
Advertising and Other Services
During the three months ended March 31, 2024, the increases in advertising revenues and other services and advertising expenses and other services reflect modification of the advertising fund arrangements to be more consistent with those of our other brands.
Segment G&A
During the three months ended March 31, 2024, Segment G&A remained relatively consistent with the prior year.

INTL Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2024	2023	Favorable / (Unfavorable)
Revenues:
Sales	$—	$—	$—	$—	$—
Franchise and property revenues	201	187	15	(4)	19
Advertising revenues and other services	21	16	5	1	5
Total revenues	222	203	20	(4)	23
Cost of sales	—	—	—	—	—
Franchise and property expenses	8	5	(4)	—	(4)
Advertising expenses and other services	23	18	(6)	(1)	(5)
Segment G&A (a)	53	46	(7)	(1)	(6)
Adjustments:
Franchise agreement amortization (b)	3	3	1	—	1
Segment income	142	137	5	(5)	10

(a)Segment G&A includes share-based compensation and non-cash incentive compensation expense of $14 million for the three months ended March 31, 2024 and 2023.
System-wide Sales
During the three months ended March 31, 2024, the increase in INTL system-wide sales of 11.6% was primarily driven by net restaurant growth of 8.4% and comparable sales of 4.2%.
Franchise and Property
During the three months ended March 31, 2024, the increase in franchise and property revenues was primarily driven by increases in royalties, primarily at Burger King, as a result of increases in system-wide sales, partially offset by an unfavorable FX Impact.
During the three months ended March 31, 2024, the increase in franchise and property expenses was primarily related to Tim Hortons due to an increase in bad debt expenses.
Advertising and Other Services
During the three months ended March 31, 2024, the increase in advertising revenues and other services was primarily driven by increases in advertising fund contributions from franchisees and vendors in the limited number of markets where we manage the advertising funds.
During the three months ended March 31, 2024, the increases in advertising expenses and other services were driven primarily by increases in advertising revenues.
Segment G&A
During the three months ended March 31, 2024, the increase in Segment G&A was primarily driven by higher salary and employee-related costs for non-restaurant employees.

Non-GAAP Reconciliations
The table below contains information regarding Adjusted Operating Income, which is a non-GAAP measure. This non-GAAP measure does not have a standardized meaning under U.S. GAAP and may differ from a similar captioned measure of other companies in our industry. We believe this non-GAAP measure is useful to investors in assessing our operating performance, as it provides them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing this non-GAAP measure, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. Adjusted Operating Income is defined as income from operations excluding (i) franchise agreement amortization as a result of acquisition accounting, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expense incurred in connection with the announced acquisition of Carrols consisting primarily of professional fees; (ii) non-recurring fees and expense incurred in connection with the acquisition of Firehouse consisting of professional fees, compensation related expenses and integration costs; and (iii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements as well as services related to significant tax reform legislation and regulations. Management believes that these types of expenses are either not related to our underlying profitability drivers or not likely to re-occur in the foreseeable future and the varied timing, size and nature of these projects may cause volatility in our results unrelated to the performance of our core business that does not reflect trends of our core operations.

Adjusted Operating Income is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. Adjusted Operating Income, as defined above, also represents our measure of segment income for each of our five operating segments.

	Three Months Ended March 31,		Variance
			$	%
	2024	2023	Favorable / (Unfavorable)

Income from operations	$544	$447	$97	22%
Franchise agreement amortization	8	8	—	—%
CRG Transaction costs	4	—	(4)	NM
FHS Transaction costs	—	19	19	100%
Corporate restructuring and advisory fees	2	5	3	60%
Impact of equity method investments (a)	—	9	9	100%
Other operating expenses (income), net	(18)	17	35	NM
Adjusted Operating Income	$540	$505	$35	7%

Segment income:
TH	$224	$212	$12	6%
BK	106	96	10	10%
PLK	58	51	7	14%
FHS	10	9	1	10%
INTL	142	137	5	3%
Adjusted Operating Income	$540	$505	$35	7%
NM - not meaningful
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.
The increase in Adjusted Operating Income for the three months ended March 31, 2024 reflects an increase in segment income in all of our segments, partially offset by an unfavorable FX Impact of $5 million.
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

As of March 31, 2024, we had cash and cash equivalents of $1,049 million and borrowing availability of $1,248 million under our senior secured revolving credit facility (the “Revolving Credit Facility”). Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
In September 2022, Burger King shared the details of its “Reclaim the Flame” plan to accelerate sales growth and drive franchisee profitability. We are investing $400 million over the life of the plan, comprised of $150 million in advertising and digital investments (“Fuel the Flame”) and $250 million in high-quality remodels and relocations, restaurant technology, kitchen equipment, and building enhancements (“Royal Reset”). During the three months ended March 31, 2024, we funded $6 million toward the Fuel the Flame investment and $19 million toward our Royal Reset investment and as of March 31, 2024, we have funded a total of $79 million toward the Fuel the Flame investment and $81 million toward our Royal Reset investment.
In April 2024, Burger King announced plans to extend its Long-Term Royal Reset program with plans to invest an additional $300 million in remodels from 2025 through 2028.
On January 16, 2024, we announced that we have reached an agreement to acquire all of Carrols Restaurant Group, Inc. (“Carrols”) issued and outstanding shares that are not already held by RBI or its affiliates for $9.55 per share in an all cash transaction, or an aggregate total enterprise value of approximately $1.0 billion. The transaction is expected to be completed in the second quarter of 2024 and is subject to customary closing conditions, including approval by the holders of the majority of common stock held by Carrols stockholders excluding shares held by RBI and its affiliates and officers of Carrols in addition to approval by holders of a majority of outstanding common stock of Carrols. The transaction is not subject to a financing contingency and is expected to be financed with cash on hand of approximately $230 million and term loan debt. We secured financing whereby lenders will provide an additional $750 million of Term Loan B loans on the same terms as the existing Term Loan B under our Credit Agreement, subject to the closing of the Carrols acquisition.
On August 31, 2023, our board of directors approved a share repurchase authorization of up to $1,000 million of our common shares until September 30, 2025. This approval follows the expiration of RBI's prior two-year authorization to repurchase up to the same $1,000 million of our common shares. On September 13, 2023, we announced that the Toronto Stock Exchange (the “TSX”) had accepted and approved the notice of our intention to renew the normal course issuer bid, permitting the repurchase up to 30,895,637 common shares for the 12-month period ending on September 14, 2024. Share repurchases under the normal course issuer bid will be made through the facilities of the TSX, the New York Stock Exchange (the “NYSE”) and/or other exchanges and alternative Canadian or foreign trading systems, if eligible, or by such other means as may be permitted by the TSX and/or the NYSE under applicable law. Shareholders may obtain a copy of the prior notice, free of charge, by contacting us. During the three months ended March 31, 2024, we did not repurchase any RBI common shares on the open market and as of March 31, 2024, had $500 million remaining under the authorization. Repurchases under the Company's authorization will be made in the open market or through privately negotiated transactions.
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
Debt Instruments and Debt Service Requirements
As of March 31, 2024, our long-term debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our 3.875% First Lien Senior Notes due 2028, 5.75% First Lien Senior Notes due 2025, 3.50% First Lien Senior Notes due 2029, 4.375% Second Lien Senior Notes due 2028, 4.00% Second Lien Senior Notes due 2030 (together, the “Senior Notes”), TH Facility, and obligations under finance leases. For further information about our long-term debt, see Note 10 to the accompanying unaudited condensed consolidated financial statements included in this report.
As of March 31, 2024, there was $6,437 million outstanding principal amount under our Term Loan Facilities with a weighted average interest rate of 7.33%. The interest rate applicable to borrowings under our Term Loan A and Revolving Credit Facility is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (ii) Term SOFR (Secured Overnight Financing Rate), subject to a floor of 0.00%, plus an applicable margin varying between 0.75% to 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid. The interest rate applicable to borrowings under our Term Loan B is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin of 1.25%, or (ii) Term SOFR, subject to a floor of 0.00%, plus an applicable margin of 2.25%.

Based on the amounts outstanding under the Term Loan Facilities and SOFR as of March 31, 2024, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $480 million in interest payments and $60 million in principal payments. In addition, based on SOFR as of March 31, 2024, net cash settlements that we expect to receive on our $4,000 million interest rate swaps are estimated to be approximately $128 million for the next twelve months. Based on the amounts outstanding at March 31, 2024, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $264 million in interest payments. Based on the amounts outstanding under the TH Facility as of March 31, 2024, required debt service for the next twelve months is estimated to be approximately $8 million in interest payments and $16 million in principal payments.
Restrictions and Covenants
As of March 31, 2024, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility, and the indentures governing our Senior Notes.
Cash Dividends
On April 4, 2024, we paid a dividend of $0.58 per common share and Partnership made a distribution in respect of each Partnership exchangeable unit in the amount of $0.58 per Partnership exchangeable unit.
Our board of directors has declared a cash dividend of $0.58 per common share, which will be paid on July 5, 2024 to common shareholders of record on June 21, 2024. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.58 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
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
Outstanding Security Data
As of April 23, 2024, we had outstanding 316,382,439 common shares and one special voting share. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of the Company, holders of our common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and our outstanding equity awards, see Note 13 to the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities on February 22, 2023.
There were 133,595,544 Partnership exchangeable units outstanding as of April 23, 2024. During the three months ended March 31, 2024, Partnership exchanged 2,220 Partnership exchangeable units pursuant to exchange notices received. The holders of Partnership exchangeable units have the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership to determine to settle any such exchange for a cash payment in lieu of our common shares.
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $148 million for the three months ended March 31, 2024, compared to $95 million during the same period in the prior year. The increase in cash provided by operating activities was primarily driven by a decrease in cash used for working capital and an increase in segment income in each of our segments, partially offset by an increase in income tax payments and an increase in interest payments.
Investing Activities
Cash used for investing activities was $31 million for the three months ended March 31, 2024, compared to no net cash provided by or used from investing activities during the same period in the prior year. This change was primarily driven by current year net payments from the acquisition of franchised restaurants and an increase in capital expenditures.

Financing Activities
Cash used for financing activities was $203 million for the three months ended March 31, 2024, compared to $240 million during the same period in the prior year. The change in cash used for financing activities was driven primarily by an increase in proceeds from stock option exercises and a decrease in long-term debt repayments.
Critical Accounting Policies and Estimates
For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on February 22, 2024.
New Accounting Pronouncements
See Note 3 – New Accounting Pronouncements in the notes to the accompanying unaudited condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the three months ended March 31, 2024 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC and Canadian securities regulatory authorities on February 22, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of March 31, 2024. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
The Company’s management, including the CEO and CFO, confirm there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Special Note Regarding Forward-Looking Statements
Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) the effects and continued impact of the conflict in the Middle East and related macro-economic pressures, such as inflation, rising interest rates and currency fluctuations on our results of operations, business, liquidity, prospects and restaurant operations and those of our franchisees; (ii) our commitment to growth opportunities, plans and strategies for each of our brands and ability to enhance operations and drive long-term, sustainable growth; (iii) the amount and timing of future Corporate restructuring costs, (iv) advisory fees and costs associated with the FHS and Carrols Transactions; (v) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (vi) our exposure to changes in interest rates and foreign currency exchange rates and the impact of changes in interest rates and foreign currency exchange rates on the amount of our interest payments, future earnings and cash flows; (vii) certain tax matters, including our estimates with respect to tax matters and their impact on future periods; (viii) the amount of net cash settlements we expect to pay or receive on our derivative instruments; (ix) certain accounting matters and (x) our expectation that the Carrols transaction will be completed in the second quarter of 2024 and financed with cash on hand and term loan debt for which RBI has received a financing commitment.
Our forward-looking statements, included in this report and elsewhere, represent management’s expectations as of the date that they are made. Our forward-looking statements are based on assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our customers to purchase our products, such as inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our relationship with, and the success of, our franchisees and risks related to our nearly fully franchised business model; (4) our franchisees' financial stability and their ability to access and maintain the liquidity necessary to operate their businesses; (5) our supply chain operations; (6) our ownership and leasing of real estate; (7) the effectiveness of our marketing, advertising and digital programs and franchisee support of these programs; (8) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (9) our ability to successfully implement our domestic and international growth strategy for each of our brands and risks related to our international operations; (10) our reliance on franchisees, including subfranchisees to accelerate restaurant growth; (11) unforeseen events such as pandemics; (12) the ability of the counterparties to our credit facilities’ and derivatives’ to fulfill their commitments and/or obligations; (13) changes in applicable tax laws or interpretations thereof, and our ability to accurately interpret and predict the impact of such changes or interpretations on our financial condition and results; (14) evolving legislation and regulations in the area of franchise and labor and employment law; (15) our ability to address environmental and social sustainability issues; (16) the conflict between Russia and Ukraine, and the conflict in the Middle East; (17) our and Carrols ability to meet all the closing conditions such that timing of the acquisition of Carrols is consummated as anticipated; (18) our ability to utilize secured loans to fund the Carrols acquisition and (19) litigation or other regulatory matters that could impact the acquisition of Carrols.
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
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC and Canadian securities regulatory authorities on February 22, 2024, as well as other materials that we from time to time file with, or furnish to, the SEC or file with Canadian securities regulatory authorities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Part II – Other Information
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 15, Commitments and Contingencies.
Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

10.88(a)*	Amendment to Offer Letter dated as of March 14, 2024 by and among David Shear, Burger King Europe GmbH, PLK Europe GmbH, Tim Hortons Restaurants International GmbH and Firehouse Subs Europe GmbH.

10.88(b)*	Separation Agreement dated as of March 14, 2024 by and among David Shear, Burger King Europe GmbH, PLK Europe GmbH, Tim Hortons Restaurants International GmbH and Firehouse Subs Europe GmbH.

10.89(a)*	Employment and Post-Employment Covenants Agreement dated as of March 14, 2024 by and between Sami Siddiqui and Restaurant Brands International Inc.

10.89(b)*	Employment and Post-Employment Covenants Agreement dated as of March 14, 2024 by and between Sami Siddiqui and Restaurant Brands International US Services LLC.

31.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESTAURANT BRANDS INTERNATIONAL INC. (Registrant)

Date: April 30, 2024	By:	/s/ Sami Siddiqui
		Name:	Sami Siddiqui
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)