Form 10-Q
period 2024-06-30
Restaurant Brands International Inc.
filed 2024-08-08
CIK 1618756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2024, there were 317,025,113 common shares of the Registrant outstanding. In addition, as of August 1, 2024, there were 133,576,590 Class B exchangeable limited partnership units of Restaurant Brands International Limited Partnership which are exchangeable, on a one for one basis, into common shares of the Registrant.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data)
(Unaudited)

	As of
	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$942	$1,139
Accounts and notes receivable, net of allowance of $37 and $37, respectively	737	749
Inventories, net	160	166
Prepaids and other current assets	191	119
Total current assets	2,030	2,173
Property and equipment, net of accumulated depreciation and amortization of $1,230 and $1,187, respectively	2,213	1,952
Operating lease assets, net	1,874	1,122
Intangible assets, net	11,266	11,107
Goodwill	6,140	5,775
Other assets, net	1,326	1,262
Total assets	$24,849	$23,391
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$720	$790
Other accrued liabilities	1,099	1,005
Gift card liability	181	248
Current portion of long-term debt and finance leases	617	101
Total current liabilities	2,617	2,144
Long-term debt, net of current portion	13,092	12,854
Finance leases, net of current portion	302	312
Operating lease liabilities, net of current portion	1,768	1,059
Other liabilities, net	823	996
Deferred income taxes, net	1,296	1,296
Total liabilities	19,898	18,661
Shareholders’ equity:
Common shares, no par value; Unlimited shares authorized at June 30, 2024 and December 31, 2023; 316,897,975 shares issued and outstanding at June 30, 2024; 312,454,851 shares issued and outstanding at December 31, 2023	2,138	1,973
Retained earnings	1,734	1,599
Accumulated other comprehensive income (loss)	(804)	(706)
Total Restaurant Brands International Inc. shareholders’ equity	3,068	2,866
Noncontrolling interests	1,883	1,864
Total shareholders’ equity	4,951	4,730
Total liabilities and shareholders’ equity	$24,849	$23,391
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Supply chain sales	$682	$676	$1,309	$1,283
Company restaurant sales	347	68	449	129
Franchise and property revenues	747	742	1,459	1,410
Advertising revenues and other services	304	289	602	543
Total revenues	2,080	1,775	3,819	3,365
Operating costs and expenses:
Supply chain cost of sales	540	551	1,057	1,048
Company restaurant expenses	286	61	375	114
Franchise and property expenses	134	130	260	253
Advertising expenses and other services	334	312	645	583
General and administrative expenses	185	163	358	338
(Income) loss from equity method investments	(69)	11	(72)	18
Other operating expenses (income), net	7	(7)	(11)	10
Total operating costs and expenses	1,417	1,221	2,612	2,364
Income from operations	663	554	1,207	1,001
Interest expense, net	147	145	295	287
Loss on early extinguishment of debt	32	—	32	—
Income before income taxes	484	409	880	714
Income tax expense	85	58	153	86
Net income	399	351	727	628
Net income attributable to noncontrolling interests (Note 13)	119	110	217	198
Net income attributable to common shareholders	$280	$241	$510	$430
Earnings per common share
Basic	$0.89	$0.77	$1.62	$1.39
Diluted	$0.88	$0.77	$1.60	$1.37
Weighted average shares outstanding (in millions):
Basic	317	312	316	310
Diluted	453	458	453	457
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$399	$351	$727	$628

Foreign currency translation adjustment	(107)	194	(347)	234
Net change in fair value of net investment hedges, net of tax of $3, $4, $6 and $8	26	(84)	160	(115)
Net change in fair value of cash flow hedges, net of tax of $(10), $(31), $(36) and $(16)	27	86	96	43
Amounts reclassified to earnings of cash flow hedges, net of tax of $10, $6, $18 and $11	(27)	(17)	(49)	(30)
Gain (loss) recognized on other, net of tax of $0, $0, $0 and $0	—	2	—	2
Other comprehensive income (loss)	(81)	181	(140)	134
Comprehensive income (loss)	318	532	587	762
Comprehensive income (loss) attributable to noncontrolling interests	95	166	175	239
Comprehensive income (loss) attributable to common shareholders	$223	$366	$412	$523
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(In millions of U.S. dollars, except shares and per share data)
(Unaudited)

	Issued Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2023	312,454,851	$1,973	$1,599	$(706)	$1,864	$4,730
Stock option exercises	721,052	39	—	—	—	39
Share-based compensation	—	42	—	—	—	42
Issuance of shares	3,204,316	17	—	—	—	17
Dividends declared ($0.58 per share)	—	—	(184)	—	—	(184)
Dividend equivalents declared on restricted stock units	—	5	(5)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.58 per unit)	—	—	—	—	(77)	(77)
Exchange of Partnership exchangeable units for RBI common shares	2,220	—	—	—	—	—
Restaurant VIE contributions (distributions)	—	—	—	—	(1)	(1)
Net income	—	—	230	—	98	328
Other comprehensive income (loss)	—	—	—	(41)	(18)	(59)
Balances at March 31, 2024	316,382,439	2,076	1,640	(747)	1,866	4,835
Stock option exercises	464,725	21	—	—	—	21
Share-based compensation	—	38	—	—	—	38
Issuance of shares	36,411	1	—	—	—	1
Dividends declared ($0.58 per share)	—	—	(184)	—	—	(184)
Dividend equivalents declared on restricted stock units	—	2	(2)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.58 per unit)	—	—	—	—	(78)	(78)
Exchange of Partnership exchangeable units for RBI common shares	14,400	—	—	—	—	—
Net income	—	—	280	—	119	399
Other comprehensive income (loss)	—	—	—	(57)	(24)	(81)
Balances at June 30, 2024	316,897,975	$2,138	$1,734	$(804)	$1,883	$4,951
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

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$727	$628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108	95
Non-cash loss on early extinguishment of debt	22	—
Amortization of deferred financing costs and debt issuance discount	12	14
(Income) loss from equity method investments	(72)	18
(Gain) loss on remeasurement of foreign denominated transactions	(29)	7
Net (gains) losses on derivatives	(91)	(72)
Share-based compensation and non-cash incentive compensation expense	87	92
Deferred income taxes	10	(40)
Other	5	(6)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	9	(29)
Inventories and prepaids and other current assets	14	(45)
Accounts and drafts payable	(70)	(31)
Other accrued liabilities and gift card liability	(210)	(135)
Tenant inducements paid to franchisees	(11)	(9)
Other long-term assets and liabilities	(29)	—
Net cash provided by operating activities	482	487
Cash flows from investing activities:
Payments for property and equipment	(69)	(48)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	7	13
Payment for purchase of Carrols Restaurant Group, net of cash acquired	(508)	—
Net payments for acquisition of franchised restaurants	(23)	—
Settlement/sale of derivatives, net	35	28
Other investing activities, net	(1)	(1)
Net cash (used for) provided by investing activities	(559)	(8)
Cash flows from financing activities:
Proceeds from long-term debt	1,950	2
Repayments of long-term debt and finance leases	(1,639)	(68)
Payment of financing costs	(32)	—
Payment of common share dividends and Partnership exchangeable unit distributions	(506)	(492)
Proceeds from stock option exercises	60	49
Proceeds from derivatives	57	63
Other financing activities, net	(2)	(2)
Net cash used for financing activities	(112)	(448)
Effect of exchange rates on cash and cash equivalents	(8)	4
(Decrease) increase in cash and cash equivalents	(197)	35
Cash and cash equivalents at beginning of period	1,139	1,178
Cash and cash equivalents at end of period	$942	$1,213
Supplemental cash flow disclosures:
Interest paid	$390	$380
Income taxes paid	$186	$146
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Organization
Restaurant Brands International Inc. (the “Company”, “RBI”, “we”, “us” or “our”) is a Canadian corporation that serves as the sole general partner of Restaurant Brands International Limited Partnership (“Partnership”). We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons”), fast food hamburgers principally under the Burger King® brand (“Burger King”), chicken principally under the Popeyes® brand (“Popeyes”) and sandwiches under the Firehouse Subs® brand (“Firehouse”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of June 30, 2024, we franchised or owned 5,836 Tim Hortons restaurants, 19,446 Burger King restaurants, 4,735 Popeyes restaurants and 1,307 Firehouse Subs restaurants, for a total of 31,324 restaurants, and operate in more than 120 countries and territories. As of June 30, 2024, approximately 95% of current system-wide restaurants are franchised.
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
Our confirmed outstanding obligations under the SCF program at June 30, 2024 and December 31, 2023 totaled $29 million and $36 million, respectively, and are classified as Accounts and drafts payable in our condensed consolidated balance sheets. All activity related to the obligations is classified as Supply chain cost of sales in our condensed consolidated statements of operations and presented within cash flows from operating activities in our condensed consolidated statements of cash flows.
Note 3. New Accounting Pronouncements
Segment Reporting – In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance that expands segment disclosures for public entities, including requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM and an explanation of how the CODM uses reported measures of segment profit or loss in assessing segment performance and allocating resources. The new guidance also expands disclosures about a reportable segment’s profit or loss and assets in interim periods and clarifies that a public entity may report additional measures of segment profit if the CODM uses more than one measure of a segment’s profit or loss. The new guidance does not remove existing segment disclosure requirements or change how a public entity identifies its operating segments, aggregates those operating segments, or determines its reportable segments. The guidance is effective for annual disclosures for fiscal years beginning after December 15, 2023, and subsequent interim periods with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the impact this new guidance will have on our disclosures upon adoption.
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

Note 4. Carrols Acquisition
Prior to May 16, 2024, we owned a 15% equity interest in Carrols Restaurant Group, Inc. (“Carrols”), which was accounted for as an equity method investment. On May 16, 2024, we acquired the remaining 85% of Carrols issued and outstanding shares that were not already held by us or our affiliates for $9.55 per share in an all cash transaction (the “Carrols Acquisition”) in order to accelerate the reimaging of more than 600 Carrols restaurants before refranchising the majority of the acquired portfolio to new or existing smaller franchise operations. The Carrols Acquisition was accounted for as a business combination by applying the acquisition method of accounting and Carrols became our wholly owned consolidated subsidiary.
The acquisition of the 85% equity interest of Carrols was accounted for as a step acquisition, which required remeasurement of our existing 15% ownership interest in Carrols to fair value. We utilized the $9.55 per share acquisition price to determine the fair value of the existing equity interest. This resulted in an increase in the value of our existing 15% equity interest and the recognition of a gain of $79 million (the “Step Acquisition Gain”), which is included in (Income) loss from equity method investments in our condensed consolidated statements of operations for the three and six months ended June 30, 2024.

Total cash paid in connection with the Carrols Acquisition was $543 million. Additionally, in connection with the Carrols Acquisition, we assumed approximately $431 million of outstanding debt, all of which was fully extinguished as of June 30, 2024. The cash purchase price and extinguishment of debt assumed in the Carrols Acquisition was funded with a combination of cash on hand and $750 million of incremental borrowings under our senior secured term loan facility.
The following table summarizes the purchase price consideration in connection with the Carrols Acquisition (in millions):

Total cash paid	$543
Effective settlement of pre-existing balance sheet accounts (a)	15
Fair value of existing 15% equity interest	90
Total consideration	$648
(a)Effective settlement of pre-existing balances with Carrols related to franchise and lease agreements prior to the date of acquisition.
Fees and expenses related to the Carrols Acquisition and related financings totaled approximately $11 million during the six months ended June 30, 2024, consisting of professional fees and compensation related expenses which are classified as general and administrative expenses in the accompanying condensed consolidated statements of operations (the “Carrols Acquisition Costs”).
The preliminary allocation of consideration to the net tangible and intangible assets acquired is presented in the table below (in millions):

May 16, 2024
Total current assets	$81
Property and equipment	293
Reacquired franchise rights	371
Operating lease assets	725
Other assets	14
Accounts and drafts payable	(12)
Other accrued liabilities	(151)
Current portion of long-term debt and finance leases	(434)
Finance leases, net of current portion	(6)
Operating lease liabilities, net of current portion	(689)
Other liabilities	(9)
Total identifiable net assets	183
Goodwill	465
Total consideration	$648
The purchase price allocation reflects preliminary fair value estimates based on management's analysis, including preliminary work performed by third-party valuation specialists. We will continue to obtain information to assist in determining the fair value of net assets acquired during the measurement period.
Reacquired franchise rights, which represent the fair value of reacquired franchise agreements determined using the excess earnings method, are amortized over the remaining term of the reacquired franchise agreement and have an estimated weighted average remaining term of 13 years.
Goodwill is considered to represent the value associated with the workforce and synergies anticipated to be realized as a combined company. Goodwill will be allocated to reporting units when the purchase price allocation is finalized during the measurement period.
Total revenues of Carrols from the acquisition date of May 16, 2024 through June 30, 2024, which have been included within Company restaurant sales in our condensed consolidated financial statements, totaled $230 million.

Supplemental Pro Forma Information
The following table presents unaudited supplemental pro forma consolidated revenue for the three and six months ended June 30, 2024 and 2023, as if the Carrols Acquisition had occurred on January 1, 2023 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenues	$2,291	$2,210	$4,435	$4,200
The unaudited supplemental pro forma consolidated revenue gives effect to actual revenues prior to the Carrols Acquisition, adjusted to exclude the elimination of intercompany transactions. Other than the impact of the Step Acquisition Gain and Carrols Acquisition Costs (as discussed above), supplemental pro forma net earnings, assuming the Carrols Acquisition had occurred on January 1, 2023, would not be materially different from the results reported during the three and six months ended June 30, 2024 and 2023.
The unaudited pro forma information has been prepared for comparative purposes only, in accordance with the acquisition method of accounting, and is not necessarily indicative of the results of operations that would have occurred if the Carrols Acquisition had been completed on the date indicated, nor is it indicative of our future operating results.

Note 5. Leases
Property revenues consist primarily of lease income from operating leases and earned income on direct financing leases and sales-type leases with franchisees as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease income - operating leases
Minimum lease payments	$92	$97	$186	$195
Variable lease payments	119	119	230	215
Amortization of favorable and unfavorable income lease contracts, net	1	1	1	1
Subtotal - lease income from operating leases	212	217	417	411
Earned income on direct financing and sales-type leases	1	3	2	5
Total property revenues	$213	$220	$419	$416

Note 6. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized franchise fees and upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities on a consolidated basis between December 31, 2023 and June 30, 2024 (in millions):

Contract Liabilities
Balance at December 31, 2023	$555
Recognized during period and included in the contract liability balance at the beginning of the year	(34)
Increase, excluding amounts recognized as revenue during the period	25
Effective settlement of pre-existing contract liabilities in connection with Carrols Acquisition	(21)
Impact of foreign currency translation	(6)
Balance at June 30, 2024	$519
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) on a consolidated basis as of June 30, 2024 (in millions):

Contract liabilities expected to be recognized in
Remainder of 2024	$27
2025	53
2026	49
2027	46
2028	43
Thereafter	301
Total	$519

Disaggregation of Total Revenues
As described in Note 17, Segment Reporting, during the fourth quarter of 2023, we revised our internal reporting structure, which resulted in a change to our operating and reportable segments. Additionally, following the Carrols Acquisition and PLK China Acquisition (as defined below), we are reporting the operations of Burger King restaurants acquired as part of the Carrols Acquisition and commencing in the third quarter of 2024 the operations of PLK China restaurants into a new operating and reportable segment called Restaurant Holdings (“RH”).
The following tables disaggregate revenue by segment (in millions):

	Three Months Ended June 30, 2024
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$682	$—	$—	$—	$—	$—	$—	$682
Company restaurant sales	11	63	33	10	—	230	—	347
Royalties	86	122	76	19	200	—	(10)	493
Property revenues	160	52	4	—	1	—	(4)	213
Franchise fees and other revenue	13	3	5	8	12	—	—	41
Advertising revenues and other services	78	124	76	16	20	—	(10)	304
Total revenues	$1,030	$364	$194	$53	$233	$230	$(24)	$2,080
(a)Represents elimination of intersegment revenues that consists of royalties, property and advertising and other services revenue recognized by BK from intersegment transactions with RH.

	Six Months Ended June 30, 2024
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$1,309	$—	$—	$—	$—	$—	$—	$1,309
Company restaurant sales	22	121	56	20	—	230	—	449
Royalties	163	238	151	36	388	—	(10)	966
Property revenues	307	108	7	—	1	—	(4)	419
Franchise fees and other revenue	20	6	7	16	25	—	—	74
Advertising revenues and other services	148	241	151	31	41	—	(10)	602
Total revenues	$1,969	$714	$372	$103	$455	$230	$(24)	$3,819

	Three Months Ended June 30, 2023
	TH	BK	PLK	FHS	INTL	Total
Supply chain sales	$676	$—	$—	$—	$—	$676
Company restaurant sales	12	24	22	10	—	68
Royalties	83	125	73	18	192	491
Property revenues	158	58	4	—	—	220
Franchise fees and other revenue	6	3	5	6	11	31
Advertising revenues and other services	73	117	69	14	16	289
Total revenues	$1,008	$327	$173	$48	$219	$1,775

	Six Months Ended June 30, 2023
	TH	BK	PLK	FHS	INTL	Total
Supply chain sales	$1,283	$—	$—	$—	$—	$1,283
Company restaurant sales	23	43	43	20	—	129
Royalties	154	238	141	35	365	933
Property revenues	295	113	7	—	1	416
Franchise fees and other revenue	11	7	7	12	24	61
Advertising revenues and other services	135	223	135	18	32	543
Total revenues	$1,901	$624	$333	$85	$422	$3,365
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

The following table summarizes the basic and diluted earnings per share calculations (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to common shareholders - basic	$280	$241	$510	$430
Add: Net income attributable to noncontrolling interests	119	109	216	196
Net income available to common shareholders and noncontrolling interests - diluted	$399	$350	$726	$626

Denominator:
Weighted average common shares - basic	317	312	316	310
Exchange of noncontrolling interests for common shares (Note 13)	134	141	134	142
Effect of other dilutive securities	2	5	3	5
Weighted average common shares - diluted	453	458	453	457

Basic earnings per share (a)	$0.89	$0.77	$1.62	$1.39
Diluted earnings per share (a)	$0.88	$0.77	$1.60	$1.37
Anti-dilutive securities outstanding	5	5	5	5
(a) Earnings per share may not recalculate exactly as it is calculated based on unrounded numbers.

Note 8. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	June 30, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$718	$(359)	$359	$727	$(348)	$379
Reacquired franchise rights	386	(4)	382	—	—	—
Favorable leases	80	(55)	25	81	(54)	27
Subtotal	1,184	(418)	766	808	(402)	406
Indefinite-lived intangible assets:
Tim Hortons brand	$6,241	$—	$6,241	$6,423	$—	$6,423
Burger King brand	2,088	—	2,088	2,107	—	2,107
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Firehouse Subs brand	816	—	816	816	—	816
Subtotal	10,500	—	10,500	10,701	—	10,701
Intangible assets, net			$11,266			$11,107

Goodwill:
TH segment	$4,006			$4,118
BK segment	239			232
PLK segment	844			844
FHS segment	193			193
INTL segment	393			388
RH segment	465			—
Total	$6,140			$5,775
Amortization expense on intangible assets totaled $13 million and $10 million for the three months ended June 30, 2024 and 2023, respectively. Amortization expense on intangible assets totaled $22 million and $19 million for the six months ended June 30, 2024 and 2023, respectively. The changes in reacquired franchise rights and goodwill balances during the six months ended June 30, 2024 was primarily due to the Carrols Acquisition. Refer to Note 4, Carrols Acquisition, for a description of goodwill and intangible assets recognized in connection with the Carrols Acquisition. Additionally, the changes in intangible assets and goodwill balances also reflect the impact of foreign currency translation during the six months ended June 30, 2024.

Note 9. Equity Method Investments
As discussed in Note 4, Carrols Acquisition, prior to May 16, 2024, we owned a 15% equity interest in Carrols, which was accounted for as an equity method investment. In connection with the Carrols Acquisition, we acquired the remaining 85% equity interest in Carrols, resulting in the Step Acquisition Gain. As a result of the Carrols Acquisition, Carrols became a wholly owned consolidated subsidiary beginning on May 16, 2024.
The aggregate carrying amounts of our equity method investments were $132 million and $163 million as of June 30, 2024 and December 31, 2023, respectively, and are included as a component of Other assets, net in our accompanying condensed consolidated balance sheets.

Except for the following equity method investments, no quoted market prices are available for our other equity method investments. The aggregate market value of our 9.4% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on June 30, 2024 was approximately $17 million. The aggregate market value of our 4.2% equity interest in TH International Limited (“Tims China”) based on the quoted market price on June 30, 2024 was approximately $5 million.
We have equity interests in entities that own or franchise Tim Hortons, Burger King and Popeyes restaurants. Revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest, including Carrols through May 15, 2024, consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues from affiliates:
Royalties	$95	$103	$196	$195
Advertising revenues and other services	11	20	31	38
Property revenues	5	9	13	18
Franchise fees and other revenue	5	4	11	9
Sales	5	6	9	10
Total	$121	$142	$260	$270
At June 30, 2024 and December 31, 2023, we had $61 million of accounts receivable, net from our equity method investments which were recorded in Accounts and notes receivable, net in our condensed consolidated balance sheets.
With respect to our TH business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $4 million and $3 million during the three months ended June 30, 2024 and 2023, respectively. Distributions received from this joint venture were $7 million and $6 million during the six months ended June 30, 2024 and 2023, respectively.
Associated with the TIMWEN Partnership, we recognized $5 million and $6 million of rent expense during the three months ended June 30, 2024 and 2023, respectively, and we recognized $10 million of rent expense during each of the six months ended June 30, 2024 and 2023.
(Income) loss from equity method investments reflects our share of investee net income or loss as well as gains or losses from changes in our ownership interests in equity investees.
During June 2024, we acquired the Popeyes China (“PLK China”) business from Tims China (“the PLK China Acquisition”). In addition, Tims China issued us a $20 million three-year convertible note due June 28, 2027. As a result, a total of $30 million from these two transactions is included within other accrued liabilities in the condensed consolidated balance sheets as of June 30, 2024.

Note 10. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and Other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	June 30, 2024	December 31, 2023
Current:
Dividend payable	$261	$245
Interest payable	69	67
Accrued compensation and benefits	129	147
Taxes payable	158	129
Deferred income	74	77
Accrued advertising expenses	51	58
Restructuring and other provisions	13	18
Current portion of operating lease liabilities	187	147
Other	157	117
Other accrued liabilities	$1,099	$1,005
Noncurrent:
Taxes payable	$58	$57
Contract liabilities	519	555
Derivatives liabilities	87	227
Unfavorable leases	37	42
Accrued pension	34	34
Deferred income	60	57
Other	28	24
Other liabilities, net	$823	$996

Note 11. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	June 30, 2024	December 31, 2023
Term Loan B	$4,750	$5,175
Term Loan A	1,275	1,275
5.75% First Lien Senior Notes due 2025	500	500
3.875% First Lien Senior Notes due 2028	1,550	1,550
3.50% First Lien Senior Notes due 2029	750	750
6.125% First Lien Senior Notes due 2029	1,200	—
4.375% Second Lien Senior Notes due 2028	750	750
4.00% Second Lien Senior Notes due 2030	2,900	2,900
TH Facility and other	123	143
Less: unamortized deferred financing costs and deferred issue discount	(126)	(122)
Total debt, net	13,672	12,921
Less: current maturities of debt	(580)	(67)
Total long-term debt	$13,092	$12,854

Credit Facilities
On May 16, 2024, two of our subsidiaries (the “Borrowers”) entered into a sixth incremental facility amendment and a ninth amendment (the “First 2024 Amendment”) to the credit agreement governing our senior secured term loan A facility (the “Term Loan A”), our senior secured term loan B facility (the “Term Loan B” and together with the Term Loan A the “Term Loan Facilities”) and our $1,250 million senior secured revolving credit facility (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “Credit Facilities”). The First 2024 Amendment increased the existing Term Loan B by $750 million to $5,912 million on the same terms as the existing Term Loan B. The First 2024 Amendment also amended the interest rate applicable to the Canadian dollar loans under the credit agreement to be based on Term Canadian Overnight Repo Rate Average (“CORRA”). The security and guarantees under the amended Credit Agreement are the same as those under the existing facilities. The First 2024 Amendment made no other material changes to the terms of the Credit Agreement. The proceeds from the increase in the Term Loan B were used, along with cash on hand, to complete the Carrols Acquisition, the repayment of amounts outstanding under the Carrols' credit agreement and the redemption and discharge of Carrols' outstanding senior notes.
On June 17, 2024, the Borrowers entered into a tenth amendment to the credit agreement governing our Credit Facilities (the “Second 2024 Amendment”). The Second 2024 Amendment repriced our Term Loan B from an interest rate equal to the Adjusted Term SOFR plus 2.25% to an interest rate equal to the Adjusted Term SOFR Rate plus 1.75% and reduced the outstanding principal amount of the Term Loan B facility from $5,912 million to $4,750 million using a portion of the net proceeds from the issuance of the 6.125% First Lien Senior Notes due 2029 (defined below). There were no changes to the maturity of the Term Loan B following this repricing and all other terms are substantially unchanged. In connection with the First 2024 Amendment and the Second 2024 Amendment, we capitalized approximately $24 million in debt issuance costs and recorded a $32 million loss on early extinguishment of debt that primarily reflects expensing of fees and the write-off of unamortized debt issuance costs.
Revolving Credit Facility
As of June 30, 2024, we had no amounts outstanding under our Revolving Credit Facility, had $3 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability under our Revolving Credit Facility was $1,247 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or equity repurchases, fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
6.125% First Lien Senior Notes due 2029
On June 17, 2024, the Borrowers entered into an indenture (the “6.125% First Lien Senior Notes Indenture”) in connection with the issuance of $1,200 million of 6.125% first lien senior notes due June 15, 2029 (the “6.125% First Lien Senior Notes due 2029”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 6.125% First Lien Senior Notes due 2029 were used to refinance a portion of the Term Loan B, pay related fees and expenses and for general corporate purposes. In connection with the issuance of the 6.125% First Lien Senior Notes due 2029, we capitalized approximately $13 million in debt issuance costs.
Obligations under the 6.125% First Lien Senior Notes due 2029 are guaranteed on a senior secured basis, jointly and severally, by Partnership and substantially all of its Canadian and U.S. subsidiaries, including The TDL Group Corp., Burger King Company LLC, Popeyes Louisiana Kitchen, Inc., FRG, LLC and substantially all of their respective Canadian and U.S. subsidiaries (the “Note Guarantors”). The 6.125% First Lien Senior Notes due 2029 are first lien senior secured obligations and rank equal in right of payment with all of the existing and future first lien senior debt of the Borrowers and Note Guarantors, including borrowings and guarantees under our Credit Facilities.
Our 6.125% First Lien Senior Notes due 2029 may be redeemed in whole or in part, on or after June 15, 2026 at the redemption prices set forth in the 6.125% First Lien Senior Notes Indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 6.125% First Lien Senior Notes Indenture also contains optional redemption provisions related to tender offers, change of control and equity offerings, among others.

TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). Prior to June 30, 2024, the interest rate applicable to the TH Facility was the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Beginning July 1, 2024, the interest rate applicable to the TH Facility is the Adjusted Term CORRA rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by three of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of June 30, 2024, we had approximately C$166 million outstanding under the TH Facility with a weighted average interest rate of 6.39%.
Restrictions and Covenants
As of June 30, 2024, we were in compliance with all applicable financial debt covenants under our senior secured term loan facilities and Revolving Credit Facility (together the "Credit Facilities"), the TH Facility, and the indentures governing our Senior Notes.
Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of
	June 30, 2024	December 31, 2023
Fair value of our variable term debt and senior notes	$13,084	$12,401
Principal carrying amount of our variable term debt and senior notes	13,675	12,900
Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Debt (a)	$145	$142	$293	$280
Finance lease obligations	5	5	10	9
Amortization of deferred financing costs and debt issuance discount	6	7	12	14
Interest income	(9)	(9)	(20)	(16)
Interest expense, net	$147	$145	$295	$287
(a)Amount includes $12 million and $16 million benefit during the three months ended June 30, 2024 and 2023, respectively, and $23 million and $31 million benefit during the six months ended June 30, 2024 and 2023, respectively, related to the quarterly net settlements of our cross-currency rate swaps and amortization of the Excluded Component as defined in Note 14, Derivative Instruments.
Note 12. Income Taxes
Our effective tax rate was 17.6% and 17.4% for the three and six months ended June 30, 2024, respectively. The effective tax rate during these periods was primarily the result of the mix of income from multiple tax jurisdictions, the impact of internal financing arrangements, the impact of the Carrols Acquisition, and equity-based compensation.
Our effective tax rate was 14.3% and 12.1% for the three and six months ended June 30, 2023, respectively. The effective tax rate during these periods reflects the mix of income from multiple tax jurisdictions, the impact of internal financing arrangements, a favorable structural change that benefited 2023, and equity-based compensation.

On June 20, 2024, Canada enacted significant tax legislation including the introduction of the excessive interest and financing expenses limitation (“EIFEL”) as well as a 2% tax on certain share buy backs. The EIFEL rules are applicable for the current fiscal year, while the tax on share buy backs applies to certain share repurchases on or after January 1, 2024. As a result, we expect to have restricted interest and financing expenses, which can be carried forward indefinitely.
Note 13. Shareholders’ Equity
Noncontrolling Interests
The holders of Partnership exchangeable units held an economic interest of approximately 29.7% and 29.9% in Partnership common equity through the ownership of 133,581,144 and 133,597,764 Partnership exchangeable units as of June 30, 2024 and December 31, 2023, respectively.
During the six months ended June 30, 2024, Partnership exchanged 16,620 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. In connection with an amendment to the partnership agreement, Partnership exchangeable units exchanged for RBI common shares subsequent to December 31, 2023 also result in the issuance of additional Partnership Class A common units to RBI in an amount equal to the number of RBI common shares exchanged. The exchanges represented increases in our ownership interest in Partnership and were accounted for as equity transactions, with no gain or loss recorded in the accompanying condensed consolidated statements of operations. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit is automatically deemed cancelled concurrently with the exchange.
Share Repurchases
On August 31, 2023, our Board of Directors approved a share repurchase program that allows us to purchase up to $1,000 million of our common shares until September 30, 2025. For the three and six months ended June 30, 2024, we did not repurchase any of our common shares and as of June 30, 2024 had $500 million remaining under the authorization.

Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$480	$(13)	$(1,173)	$(706)
Foreign currency translation adjustment	—	—	(347)	(347)
Net change in fair value of derivatives, net of tax	256	—	—	256
Amounts reclassified to earnings of cash flow hedges, net of tax	(49)	—	—	(49)
Amounts attributable to noncontrolling interests	(62)	—	104	42
Balance at June 30, 2024	$625	$(13)	$(1,416)	$(804)
Note 14. Derivative Instruments
Disclosures about Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges and derivatives designated as net investment hedges. We use derivatives to manage our exposure to fluctuations in interest rates and currency exchange rates.

Interest Rate Swaps
At June 30, 2024, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities, including any subsequent refinancing or replacement of the Term Loan Facilities, beginning August 31, 2021 through the termination date of October 31, 2028. Additionally, at June 30, 2024, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. Following the discontinuance of the U.S. dollar LIBOR after June 30, 2023, the interest rate on all these interest rate swaps transitioned from LIBOR to SOFR, with no impact to hedge effectiveness and no change in accounting treatment as a result of applicable accounting relief guidance for the transition away from LIBOR. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI, net of tax, and reclassified into interest expense during the period in which the hedged forecasted transaction affects earnings.
In connection with the Carrols Acquisition, we assumed a receive-variable, pay-fixed interest rate swap utilizing SOFR as the benchmark interest rate with a total notional value of $120 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities, including any subsequent refinancing or replacement of the Term Loan Facilities, through the termination date of February 28, 2025. This interest rate swap is designated as a cash flow hedge for hedge accounting and the unrealized changes in market value are recorded in AOCI, net of tax, and reclassified into interest expense during the period in which the hedged forecasted transaction affects earnings.
At June 30, 2024, the net amount of pre-tax gains that we expect to be reclassified from AOCI into interest expense within the next 12 months is $130 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At June 30, 2024, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At June 30, 2024, we had outstanding cross-currency rate swaps that we entered into during 2022 to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. These swaps are contracts in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional amount of $5,000 million through the maturity date of September 30, 2028.
At June 30, 2024, we had outstanding cross-currency rate swap contracts between the euro and U.S. dollar in which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $2,750 million, of which $1,400 million have a maturity date of October 31, 2026, $1,200 million have a maturity date of November 30, 2028, and $150 million have a maturity date of October 31, 2028. At inception, these cross-currency rate swaps were designated and continue to be hedges and are accounted for as a net investment hedge.
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
In connection with the cross-currency rate swaps hedging Canadian dollar and euro net investments, we utilize the spot method to exclude the interest component (the “Excluded Component”) from the accounting hedge without affecting net investment hedge accounting and amortize the Excluded Component over the life of the derivative instrument. The amortization of the Excluded Component is recognized in Interest expense, net in the condensed consolidated statements of operations. The change in fair value that is not related to the Excluded Component is recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated.

Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At June 30, 2024, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $163 million with maturities to July 15, 2025. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$35	$120	$127	$63
Forward-currency contracts	$2	$(3)	$5	$(4)
Derivatives designated as net investment hedges
Cross-currency rate swaps	$23	$(88)	$154	$(123)
(1) We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$36	$20	$66	$35
Forward-currency contracts	Supply chain cost of sales	$1	$3	$1	$6

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$12	$16	$23	$31

	Fair Value as of
	June 30, 2024	December 31, 2023	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest rate	$250	$190	Other assets, net
Interest rate	3	—	Prepaids and other current assets
Foreign currency	2	—	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	21	7	Other assets, net
Total assets at fair value	$276	$197

Liabilities:
Derivatives designated as cash flow hedges
Foreign currency	$—	$2	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	87	227	Other liabilities, net
Total liabilities at fair value	$87	$229

Note 15. Other Operating Expenses (Income), net
Other operating expenses (income), net consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$8	$(9)	$10	$(11)
Litigation settlements (gains) and reserves, net	1	(3)	1	(2)
Net losses (gains) on foreign exchange	(6)	(1)	(29)	7
Other, net	4	6	7	16
Other operating expenses (income), net	$7	$(7)	$(11)	$10
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
On April 23, 2024, a purported shareholder of Carrols Restaurant Group, Inc. (“CRG”), filed a complaint against CRG, its directors, RBI and BK Cheshire Corp. (our wholly-owned merger subsidiary) in the Supreme Court of the State of New York County of Westchester. The complaint alleged various breaches under Delaware law of fiduciary duties by the CRG directors and disclosure obligations by CRG with respect to the Agreement and Plan of Merger, dated as of January 16, 2024 among RBI, BK Cheshire Corp. and CRG (the “Merger Agreement”). In addition, the complaint alleged that RBI aided and abetted these breaches through its actions in negotiating the transaction and assistance in the dissemination of proxy statement related to the stockholder approval of the Merger Agreement. The complaint sought, among other things, to enjoin the stockholder vote to approve the Merger Agreement and/or the consummation of the sale pending resolution of the complaint as well as compensatory and/or rescissory damages and fees and expenses. The parties have settled this case and we paid an amount which was not material.

Note 17. Segment Reporting
As stated in Note 1, Description of Business and Organization, we manage four brands: Tim Hortons, Burger King, Popeyes and Firehouse Subs. During the second quarter of 2024, we completed the Carrols Acquisition and PLK China Acquisition. As a result, our consolidated statements of operations for the three and six months ended June 30, 2024 include Carrols revenues and expenses from the acquisition date of May 16, 2024 through June 30, 2024. Due to the timing of the acquisition, PLK China results will be included in our consolidated statements of operations commencing in the third quarter of 2024.
During the fourth quarter of 2023, we revised our internal reporting structure, which resulted in a change to our operating and reportable segments. Additionally, following the Carrols Acquisition and the PLK China Acquisition, we established a new operating and reportable segment to reflect the manner in which our chief operating decision maker (“CODM”) manages and assesses performance of our segments. As a result, beginning in the second quarter of 2024, we are reporting results under six operating and reportable segments consisting of the following:
1.Tim Hortons – operations of our Tim Hortons brand in Canada and the U.S. (“TH”);
2.Burger King – operations of our Burger King brand in the U.S. and Canada, excluding Company restaurant results of Burger King restaurants acquired as part of the Carrols Acquisition, included in our RH segment (defined below) (“BK”);
3.Popeyes Louisiana Kitchen – operations of our Popeyes brand in the U.S. and Canada (“PLK”);

4.Firehouse Subs – operations of our Firehouse Subs brand in the U.S. and Canada (“FHS”);
5.International – operations of each of our brands outside the U.S. and Canada, excluding Company restaurant results of PLK China restaurants commencing in the third quarter of 2024, included in our RH segment (“INTL”); and
6.Restaurant Holdings – operations of Burger King restaurants acquired as part of the Carrols Acquisition and commencing in the third quarter of 2024, the operations of PLK China restaurants (“RH”).
Prior year amounts presented have been reclassified to conform to this new segment presentation with no effect on previously reported consolidated results.
The following tables present revenues, by segment and by country (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues by operating segment:
TH	$1,030	$1,008	$1,969	$1,901
BK	364	327	714	624
PLK	194	173	372	333
FHS	53	48	103	85
INTL	233	219	455	422
RH	230	—	230	—
Elimination of intersegment revenues (a)	(24)	—	(24)	—
Total revenues	$2,080	$1,775	$3,819	$3,365
(a)Consists of BK royalties, property revenues, advertising contribution revenues and tech fees from intersegment transactions with RH.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues by country (b):
Canada	$945	$925	$1,801	$1,739
United States	902	631	1,563	1,204
Other	233	219	455	422
Total revenues	$2,080	$1,775	$3,819	$3,365
(b)Only Canada and the United States represented 10% or more of our total revenues in each period presented.
Our measure of segment income is Adjusted Operating Income which represents income from operations adjusted to exclude (i) franchise agreement and reacquired franchise right intangible asset amortization as a result of acquisition accounting, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expenses incurred in connection with the Carrols Acquisition, and commencing in the third quarter of 2024 the PLK China Acquisition, consisting primarily of professional fees, compensation related expenses and integration costs (“RH Transaction costs”); (ii) non-recurring fees and expense incurred in connection with the acquisition of Firehouse consisting primarily of professional fees, compensation-related expenses and integration costs (“FHS Transaction costs”); and (iii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements as well as services related to significant tax reform legislation and regulations (“Corporate restructuring and advisory fees”).
Adjusted Operating Income is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. A reconciliation of segment income to net income consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment income:
TH	$269	$246	$493	$458
BK	114	110	220	206
PLK	62	56	120	107
FHS	13	11	23	20
INTL	160	154	302	291
RH	14	—	14	—
Adjusted Operating Income	632	577	1,172	1,082
Franchise agreement and reacquired franchise rights amortization	11	8	19	16
RH Transaction costs	9	—	13	—
FHS Transaction costs	—	—	—	19
Corporate restructuring and advisory fees	6	7	8	12
Impact of equity method investments (a)	(64)	15	(64)	24
Other operating expenses (income), net	7	(7)	(11)	10
Income from operations	663	554	1,207	1,001
Interest expense, net	147	145	295	287
Loss on early extinguishment of debt	32	—	32	—
Income tax expense	85	58	153	86
Net income	$399	$351	$727	$628
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 18. Subsequent Events
Dividends
On July 5, 2024, we paid a cash dividend of $0.58 per common share to common shareholders of record on June 21, 2024. On such date, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.58 per exchangeable unit to holders of record on June 21, 2024.
Subsequent to June 30, 2024, our board of directors declared a cash dividend of $0.58 per common share, which will be paid on October 4, 2024 to common shareholders of record on September 20, 2024. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.58 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
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
Overview
We are a Canadian corporation that serves as the indirect holding company for the entities that own and franchise the Tim Hortons®, Burger King®, Popeyes® and Firehouse Subs® brands. We are one of the world’s largest quick service restaurant (“QSR”) companies with over $40 billion in annual system-wide sales and over 30,000 restaurants in more than 120 countries and territories as of June 30, 2024. Our Tim Hortons®, Burger King®, Popeyes®, and Firehouse Subs® brands have similar franchised business models with complementary daypart mixes and product platforms. Our four iconic brands are managed independently while benefiting from global scale and sharing of best practices.
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
On May 16, 2024, we completed the acquisition of Carrols Restaurant Group Inc. (“Carrols”) (“the Carrols Acquisition”). Our consolidated statements of operations for the three and six months ended June 30, 2024 include Carrols revenues, expenses and segment income from the acquisition date of May 16, 2024 through June 30, 2024. On June 28, 2024, we also completed the acquisition of Popeyes China (“PLK China”) (“the PLK China Acquisition”), which will be included in our consolidated statements of operations commencing in the third quarter of 2024.

Following the Carrols Acquisition and PLK China Acquisition, we established a new operating and reportable segment, Restaurant Holdings, which includes results from the Carrols Burger King restaurants and the PLK China restaurants and reflects how our chief operating decision maker manages and assesses performance of our segments. This management approach is consistent with our long-term plans to refranchise the vast majority of the Carrols Burger King restaurants and to find a new partner for PLK China restaurants. As a result, beginning in the second quarter of 2024, we are reporting results under six operating and reportable segments consisting of the following:
1.Tim Hortons – operations of our Tim Hortons brand in Canada and the U.S. (“TH”);
2.Burger King – operations of our Burger King brand in the U.S. and Canada, excluding Company restaurant results of Burger King restaurants acquired as part of the Carrols Acquisition, included in our RH segment (defined below) (“BK”);
3.Popeyes Louisiana Kitchen – operations of our Popeyes brand in the U.S. and Canada (“PLK”);
4.Firehouse Subs – operations of our Firehouse Subs brand in the U.S. and Canada (“FHS”);
5.International – operations of each of our brands outside the U.S. and Canada, excluding Company restaurant results of PLK China restaurants commencing in the third quarter of 2024, included in our RH segment (“INTL”); and
6.Restaurant Holdings – operations of Burger King restaurants acquired as part of the Carrols Acquisition and commencing in the third quarter of 2024, the operations of PLK China restaurants (“RH”).
We generate revenues from the following sources: (i) supply chain sales, consisting primarily of Tim Hortons supply chain sales, which represent sales of products, supplies and restaurant equipment to franchisees, as well as sales of consumer packaged goods (“CPG”); (ii) sales at Company restaurants; (iii) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchised restaurants and franchise fees paid by franchisees; (iv) property revenues from properties we lease or sublease to franchisees; and (v) advertising revenues and other services, consisting primarily of (1) advertising fund contributions based on a percentage of sales reported by franchised restaurants to fund advertising expenses and (2) tech fees and revenues that vary by market and partially offset expenses related to technology initiatives. All Tim Hortons global supply chain sales, including coffee to International franchisees, are included in the TH segment.
Operating costs and expenses for our segments include:
•supply chain cost of sales comprised of costs associated with the management of our Tim Hortons supply chain, including cost of goods, direct labor, depreciation, and cost of CPG products sold to retailers;
•Company restaurant expenses comprised of costs associated with food, paper, labor and occupancy costs of Company restaurants;
•franchise and property expenses comprised primarily of depreciation of properties leased to franchisees, rental expense associated with properties subleased to franchisees, amortization of franchise agreements and reacquired franchise rights, and bad debt expense (recoveries);
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

Intersegment Transactions
BK and RH results include revenues and expenses, respectively, from an intersegment franchisor-franchisee relationship. From the acquisition date of May 16, 2024 through June 30, 2024, BK results include royalty, property, advertising contribution and tech fees revenues recognized for intersegment transactions with Burger King restaurants acquired from Carrols, with corresponding expenses recognized by RH. These intersegment revenues and expenses are eliminated in consolidation but are presented within segment results in a manner consistent with internal reporting used to assess performance and allocate resources.
RH Results
The changes in our results of operations for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 are partially driven by the inclusion of the results of operations of RH. The statement of operations data for the RH segment consists of the results from the Carrols acquisition date of May 16, 2024 through June 30, 2024, which is summarized as follows:

Revenues:
Company restaurant sales	$230
Total revenues	230
Food, beverage and packaging costs	64
Restaurant wages and related expenses	72
Restaurant occupancy and other expenses (a)	59
Company restaurant expenses	194
Advertising expenses and other services (b)	10
Reacquired franchise rights amortization (c)	4
Segment G&A	12
Adjustments:
Reacquired franchise rights amortization	4
Segment income	14
(a)Restaurant occupancy and other expenses includes intersegment royalties expense of $10 million and intersegment property expenses of $4 million, which are eliminated in consolidation.
(b)Advertising expenses and other services are eliminated in consolidation.
(c)Reacquired franchise rights amortization is included in franchise and property expenses in our condensed consolidated statements of operations.

Key Operating Metrics
Key performances indicators are shown for RBI's five franchisor operating segments — TH, BK, PLK, FHS and INTL. RH results for the Carrols BK restaurants and PLK China restaurants are included in the BK segment and INTL segment, respectively.
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
•Unless otherwise stated, system-wide sales growth, system-wide sales and comparable sales are presented on a system-wide basis, which means they include franchised restaurants and Company restaurants. System-wide results are driven by our franchised restaurants, as approximately 95% of system-wide restaurants are franchised. Franchise sales represent sales at all franchised restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our royalty revenues and advertising fund contributions are calculated based on a percentage of franchise sales.
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

	Three Months Ended June 30,		Six Months Ended June 30,
Key Operating Metrics	2024	2023	2024	2023
System-wide sales growth
TH	5.4%	12.1%	6.5%	13.9%
BK	(0.7)%	8.1%	0.8%	8.3%
PLK	4.6%	9.9%	7.3%	9.7%
FHS (a)	3.3%	6.4%	3.5%	7.8%
INTL	9.2%	21.5%	10.4%	21.6%
Consolidated (a)	5.0%	14.0%	6.5%	14.4%
System-wide sales (in US$ millions)
TH	$1,939	$1,872	$3,664	$3,468
BK	$2,925	$2,949	$5,678	$5,633
PLK	$1,555	$1,488	$3,072	$2,862
FHS (a)	$316	$306	$617	$597
INTL	$4,517	$4,334	$8,733	$8,223
Consolidated (a)	$11,252	$10,949	$21,764	$20,783
Comparable sales
TH	4.6%	11.8%	5.7%	13.2%
BK	(0.1)%	8.3%	1.8%	8.5%
PLK	0.5%	4.4%	3.0%	4.0%
FHS (a)	(0.1)%	3.4%	0.1%	4.8%
INTL	2.6%	12.0%	3.4%	12.3%
Consolidated (a)	1.9%	9.6%	3.2%	10.0%

			As of June 30,
			2024	2023
Net restaurant growth
TH			0.1%	(0.8)%
BK			(1.7)%	(1.8)%
PLK			4.3%	5.6%
FHS			3.5%	2.0%
INTL			8.2%	9.2%
Consolidated			4.0%	4.1%
Restaurant count
TH			4,507	4,501
BK			7,133	7,258
PLK			3,437	3,294
FHS			1,288	1,244
INTL			14,959	13,828
Consolidated			31,324	30,125

(a)2023 comparable sales and system wide sales amounts for FHS have been revised to make immaterial corrections and provide comparability with the current calculation methodology. These revisions have no impact on previously reported revenue and adjusted operating income for the FHS segment. These revisions had an immaterial impact to RBI consolidated system-wide sales, and no impact to consolidated system-wide sales growth nor comparable sales.

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023
Tabular amounts in millions of U.S. dollars unless noted otherwise. Total revenues and segment income for each segment may not calculate exactly due to rounding.

Consolidated	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2024	2023	Favorable / (Unfavorable)			2024	2023	Favorable / (Unfavorable)
Revenues:
Supply chain sales	$682	$676	$6	$(12)	$18	$1,309	$1,283	$26	$(10)	$36
Company restaurant sales	347	68	279	—	279	449	129	320	—	320
Franchise and property revenues	747	742	5	(12)	17	1,459	1,410	49	(15)	64
Advertising revenues and other services	304	289	15	(1)	16	602	543	59	(1)	60
Total revenues	2,080	1,775	305	(25)	330	3,819	3,365	454	(26)	480
Operating costs and expenses:
Supply chain cost of sales	540	551	11	9	2	1,057	1,048	(9)	8	(17)
Company restaurant expenses	286	61	(225)	—	(225)	375	114	(261)	—	(261)
Franchise and property expenses	134	130	(4)	1	(5)	260	253	(7)	1	(8)
Advertising expenses and other services	334	312	(22)	2	(24)	645	583	(62)	1	(63)
General and administrative expenses	185	163	(22)	1	(23)	358	338	(20)	—	(20)
(Income) loss from equity method investments	(69)	11	80	—	80	(72)	18	90	—	90
Other operating expenses (income), net	7	(7)	(14)	1	(15)	(11)	10	21	—	21
Total operating costs and expenses	1,417	1,221	(196)	14	(210)	2,612	2,364	(248)	10	(258)
Income from operations	663	554	109	(11)	120	1,207	1,001	206	(16)	222
Interest expense, net	147	145	(2)	—	(2)	295	287	(8)	—	(8)
Loss on early extinguishment of debt	32	—	(32)	—	(32)	32	—	(32)	—	(32)
Income before income taxes	484	409	75	(11)	86	880	714	166	(16)	182
Income tax expense	85	58	(27)	(1)	(26)	153	86	(67)	(1)	(66)
Net income	$399	$351	$48	$(12)	$60	$727	$628	$99	$(17)	$116
(a)We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.
Our operating results are impacted by a number of external factors, including softer consumer spending levels and general economic conditions.
Supply Chain Sales and Cost of Sales
During the three and six months ended June 30, 2024, the changes in supply chain sales and supply chain cost of sales were driven by our TH segment.
Company Restaurant Sales and Expenses
During the three and six months ended June 30, 2024, the increases in Company restaurant sales and Company restaurant expenses were primarily driven by an increase in Company restaurants due to restaurant acquisitions from franchisees in 2023 and 2024, including the Carrols Acquisition.

Franchise and Property
During the three and six months ended June 30, 2024, the increases in franchise and property revenues were primarily driven by increases in royalties as a result of increases in system-wide sales growth, as well as the recognition of TH convention revenue in the current year period. These factors were partially offset by unfavorable FX Impact and the elimination of franchise and property revenues from restaurants acquired from franchisees.
During the three and six months ended June 30, 2024, the increases in franchise and property expenses were primarily driven by TH convention expenses in the current year period and the inclusion of reacquired franchise rights amortization related to the Carrols Acquisition, partially offset by the reclassification of occupancy costs from franchise and property expenses to Company restaurant expenses related to restaurant acquisitions from franchisees in 2023 and 2024, restaurant closures and a favorable FX Impact.
Advertising and Other Services
During the three and six months ended June 30, 2024, the increases in advertising revenues and other services were primarily driven by increases in advertising fund contributions from vendors, as well as an increase in advertising fund contributions by franchisees, as a result of an increase in system-wide sales. These factors were partially offset by the elimination of advertising revenues and other services from restaurants acquired from franchisees and an unfavorable FX Impact.
During the three and six months ended June 30, 2024, the increases in advertising expenses and other services were primarily driven by increases in advertising revenues and other services, partially offset by favorable FX Impact.
General and Administrative Expenses
Our general and administrative expenses consisted of the following:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			$	%			$	%
	2024	2023	Favorable / (Unfavorable)		2024	2023	Favorable / (Unfavorable)
Segment G&A:
TH	$38	$41	$3	7%	$80	$78	$(2)	(3)%
BK	36	35	(1)	(3)%	72	69	(3)	(4)%
PLK	21	22	1	5%	43	43	—	—%
FHS	14	13	(1)	(8)%	28	26	(2)	(8)%
INTL	49	45	(4)	(9)%	102	91	(11)	(12)%
RH	12	—	(12)	NM	12	—	(12)	NM
RH Transaction costs	9	—	(9)	NM	13	—	(13)	NM
FHS Transaction costs	—	—	—	NM	—	19	19	NM
Corporate restructuring and advisory fees	6	7	1	14%	8	12	4	33%
General and administrative expenses	$185	$163	$(22)	(13)%	$358	$338	$(20)	(6)%
NM - Not meaningful
In connection with the Carrols Acquisition, and commencing in the third quarter of 2024 the PLK China Acquisition, we incurred or will incur certain non-recurring fees and expenses (“RH Transaction costs”) consisting primarily of professional fees, compensation related expenses and integration costs, all of which are classified as general and administrative expenses in the condensed consolidated statements of operations. We expect to incur additional RH Transaction costs through 2024.
In connection with the acquisition and integration of Firehouse Subs, we incurred certain non-recurring fees and expenses (“FHS Transaction costs”) consisting of professional fees, compensation related expenses and integration costs. We did not incur any additional FHS Transaction costs subsequent to March 31, 2023.

In connection with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movement within our structure as well as services related to significant tax reform legislation and regulations, we incurred non-operating expenses primarily from professional advisory and consulting services (“Corporate restructuring and advisory fees”).
During the three and six months ended June 30, 2024, the increases in general and administrative expenses were primarily driven by an increase in INTL Segment G&A, the inclusion of RH Segment G&A and RH Transaction costs during 2024, partially offset by the non-recurrence of FHS Transaction costs for the six months ended June 30, 2024.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss as well as gains or losses from changes in our ownership interests in equity investees.
The change in (income) loss from equity method investments during the three and six months ended June 30, 2024 reflects a $79 million gain recognized during the three and six months ended June 30, 2024 in connection with the Carrols Acquisition that resulted in an increase in the value of our existing 15% equity interest in Carrols, as well as changes in earnings of our equity method investments during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.
Other Operating Expenses (Income), net
Our other operating expenses (income), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$8	$(9)	$10	$(11)
Litigation settlements (gains) and reserves, net	1	(3)	1	(2)
Net losses (gains) on foreign exchange	(6)	(1)	(29)	7
Other, net	4	6	7	16
Other operating expenses (income), net	$7	$(7)	$(11)	$10
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
Other, net for 2023 is primarily related to payments in connection with FHS area representative buyouts.
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense, net	$147	$145	$295	$287
Weighted average interest rate on long-term debt	4.8%	4.9%	4.9%	4.9%
During the three and six months ended June 30, 2024, interest expense, net remained relatively consistent with the prior year.

Loss on Early Extinguishment of Debt
During the three and six months ended June 30, 2024, we recorded a $32 million loss on early extinguishment of debt that primarily reflects expensing of fees and the write-off of unamortized debt issuance costs in connection with various amendments to our credit agreement. See Note 11, “Long-Term Debt,” to the notes to the condensed consolidated financial statements for additional details.
Income Tax Expense
Our effective tax rate was 17.6% and 14.3% for the three months ended June 30, 2024 and 2023, respectively, and 17.4% and 12.1% for the six months ended June 30, 2024 and 2023, respectively. The increase in our effective tax rate was primarily due to a favorable structural change that benefited 2023, the impact of the Carrols Acquisition in 2024 as well as such impact on our mix of income from multiple jurisdictions.
Net Income
We reported net income of $399 million for the three months ended June 30, 2024, compared to net income of $351 million for the three months ended June 30, 2023. The increase in net income is primarily due to a $79 million favorable change from the impact of equity method investments primarily due to a gain in connection with the Carrols Acquisition, a $23 million increase in TH segment income, the inclusion of $14 million of RH segment income, a $6 million increase in PLK segment income, and a $6 million increase in INTL segment income. These factors were partially offset by a $32 million loss on early extinguishment of debt in 2024, a $27 million increase in income tax expense, a $14 million unfavorable change in the results from other operating expenses (income), net, and $9 million of RH Transaction costs. Amounts above include a total unfavorable FX Impact to net income of $12 million.
We reported net income of $727 million for the six months ended June 30, 2024, compared to net income of $628 million for the six months ended June 30, 2023. The increase in net income is primarily due to an $88 million favorable change from the impact of equity method investments primarily due to a gain in connection with the Carrols Acquisition, a $35 million increase in TH segment income, a $21 million favorable change in the results from other operating expenses (income), net, the non-recurrence of $19 million of FHS Transaction costs, a $14 million increase in BK segment income, the inclusion of $14 million of RH segment income, a $13 million increase in PLK segment income, and an $11 million increase in INTL segment income. These factors were partially offset by a $67 million increase in income tax expense, a $32 million loss on early extinguishment of debt in 2024, $13 million of RH Transaction costs, an $8 million increase in interest expense, net. Amounts above include a total unfavorable FX Impact to net income of $17 million.

Segment Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

TH Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2024	2023	Favorable / (Unfavorable)			2024	2023	Favorable / (Unfavorable)
Revenues:
Supply chain sales	$682	$676	$6	$(11)	$18	$1,309	$1,283	$26	$(10)	$36
Company restaurant sales	12	13	(1)	—	(1)	22	23	(1)	—	(1)
Franchise and property revenues	259	247	12	(4)	16	490	461	29	(4)	33
Advertising revenues and other services	77	73	5	(1)	6	148	135	13	(1)	14
Total revenues	1,031	1,008	22	(17)	39	1,969	1,902	68	(15)	82
Supply chain cost of sales	540	552	12	9	3	1,057	1,048	(8)	8	(16)
Company restaurant expenses	10	10	—	—	—	19	19	—	—	—
Franchise and property expenses	93	85	(7)	2	(9)	174	164	(10)	1	(12)
Advertising expenses and other services	87	78	(8)	1	(10)	157	144	(13)	1	(14)
Segment G&A	38	41	3	1	2	80	78	(2)	1	(3)
Adjustments:
Franchise agreement amortization (a)	2	2	—	—	—	3	3	—	—	—
Cash distributions received from equity method investments	4	3	1	—	1	7	6	1	—	1
Segment income	269	246	23	(4)	27	493	458	35	(4)	39
(a)Franchise agreement amortization is included in franchise and property expenses.
System-wide Sales
During the three months ended June 30, 2024, TH system-wide sales growth of 5.4% was primarily driven by comparable sales of 4.6%. During the six months ended June 30, 2024, TH system-wide sales growth of 6.5% was primarily driven by comparable sales of 5.7%.
Supply Chain Sales and Cost of Sales
During the three months ended June 30, 2024, the increase in supply chain sales was primarily driven by an increase in system-wide sales, partially offset by an unfavorable FX Impact.
During the six months ended June 30, 2024, the increase in supply chain sales was primarily driven by an increase in system-wide sales and an increase in equipment sales, partially offset by an unfavorable FX Impact and a decrease in CPG sales as a result of increases in promotional activity and trade investments.
During the three months ended June 30, 2024, the decrease in supply chain cost of sales was primarily driven by a favorable FX impact, lower average cost of inventory and bad debt recoveries in the current year compared to bad debt expense in the prior year, partially offset by increases in supply chain sales.
During the six months ended June 30, 2024, the increase in supply chain cost of sales was primarily driven by increases in supply chain sales and increases in equipment sales, partially offset by a favorable FX Impact and lower average cost of inventory.
Company Restaurant Sales and Expenses
During the three and six months ended June 30, 2024, Company restaurant sales and expenses remained relatively consistent with the prior year.

Franchise and Property
During the three and six months ended June 30, 2024, the increases in franchise and property revenues were primarily driven by increases in royalties and rent, as a result of increases in system-wide sales, and convention revenue, partially offset by an unfavorable FX Impact. There was no convention revenue recognized during 2023.
During the three and six months ended June 30, 2024, the increases in franchise and property expenses were primarily driven by increases in rent expense and convention expenses, which are mostly offset by convention revenues. There was no convention expense recognized during 2023.
Advertising and Other Services
During the three and six months ended June 30, 2024, the increases in advertising revenues and other services were primarily driven by an increase in advertising fund contributions by franchisees, as a result of increases in system-wide sales, and an increase in other services revenue.
During the three and six months ended June 30, 2024, the increases in advertising expenses and other services were primarily driven by an increase in advertising revenues and other services.
Segment G&A
During the three and six months ended June 30, 2024, Segment G&A remained relatively consistent with the prior year.

BK Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2024	2023	Favorable / (Unfavorable)			2024	2023	Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$62	$24	$38	$—	$38	$120	$43	$78	$—	$78
Franchise and property revenues (b)	178	186	(8)	—	(8)	353	358	(5)	—	(5)
Advertising revenues and other services (c)	124	117	7	—	7	241	223	18	—	18
Total revenues	364	327	37	—	37	714	624	91	—	91
Company restaurant expenses	57	22	(35)	—	(35)	110	39	(70)	—	(70)
Franchise and property expenses	28	32	4	—	4	61	68	7	—	7
Advertising expenses and other services	131	131	—	—	—	256	247	(9)	—	(9)
Segment G&A	36	35	(1)	—	(1)	72	69	(3)	—	(3)
Adjustments:
Franchise agreement amortization (a)	2	3	—	—	—	4	6	(1)	—	(1)
Segment income	114	110	4	—	4	220	206	14	—	14
(b)For three and six months ended June 30, 2024, franchise and property revenues include intersegment revenues with RH consisting of royalties of $10 million and rent of $4 million.
(c)For three and six months ended June 30, 2024, advertising revenues and other services include intersegment revenues with RH consisting of advertising contributions and tech fees of $10 million.
System-wide Sales
During the three months ended June 30, 2024, BK system-wide sales growth of (0.7)% was primarily driven by relatively flat comparable sales and net restaurant growth of (1.7)%. During the six months ended June 30, 2024, BK system-wide sales growth of 0.8% was primarily driven by comparable sales of 1.8%, partially offset by net restaurant growth of (1.7)%.
Company Restaurant Sales and Expenses
During the three and six months ended June 30, 2024, the increases in Company restaurant sales and expenses were primarily driven by increases in Company restaurants due to non-Carrols restaurant acquisitions from franchisees during 2024 and 2023.

Franchise and Property
During the three and six months ended June 30, 2024, the decreases in franchise and property revenues were primarily driven by decreases in property revenues due to non-Carrols restaurant acquisitions from franchisees and restaurant closures during 2024 and 2023 that had related lease and sublease rental income.
During the three months ended June 30, 2024, the decrease in franchise and property expenses was primarily driven by a decrease in property expenses due to the reclassification of occupancy costs from franchise and property expenses to Company restaurant expenses related to non-Carrols restaurant acquisitions from franchisees and restaurant closures during 2024 and 2023 that had related leases with BK.
During the six months ended June 30, 2024, the decrease in franchise and property expenses was primarily driven by a decrease in property expenses due to the reclassification of occupancy costs from franchise and property expenses to Company restaurant expenses related to non-Carrols restaurant acquisitions from franchisees and restaurant closures during 2024 and 2023 that had related leases with BK and bad debt recoveries in 2024 compared to bad debt expenses in 2023.
Advertising and Other Services
During the three and six months ended June 30, 2024, the increases in advertising revenues and other services were primarily driven by an increase in advertising fund contributions from vendors.
During the three months ended June 30, 2024, advertising expenses and other services remained consistent with the prior year.
During the six months ended June 30, 2024, the increase in advertising expenses and other services was driven by the increase in advertising revenues and other services.
Segment G&A
During the three and six months ended June 30, 2024, Segment G&A remained relatively consistent with the prior year.

PLK Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2024	2023	Favorable / (Unfavorable)			2024	2023	Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$33	$22	$11	$—	$11	$56	$43	$13	$—	$13
Franchise and property revenues	85	82	3	—	3	165	155	11	—	11
Advertising revenues and other services	76	69	7	—	7	151	135	16	—	16
Total revenues	194	173	21	—	21	372	333	39	—	39
Company restaurant expenses	29	20	(9)	—	(9)	48	39	(9)	—	(9)
Franchise and property expenses	5	6	1	—	1	7	8	—	—	—
Advertising expenses and other services	78	70	(7)	—	(7)	154	137	(17)	—	(17)
Segment G&A	21	22	1	—	1	43	43	—	—	—
Adjustments:
Franchise agreement amortization (a)	1	1	—	—	—	1	1	—	—	—
Segment income	62	56	6	—	6	120	107	13	—	13
System-wide Sales
During the three months ended June 30, 2024, PLK system-wide sales growth of 4.6% was primarily driven by net restaurant growth of 4.3% and comparable sales of 0.5%. During the six months ended June 30, 2024, PLK system-wide sales growth of 7.3% was primarily driven by net restaurant growth of 4.3% and comparable sales of 3.0%.
Company Restaurant Sales and Expenses
During the three and six months ended June 30, 2024, the increases in Company restaurant sales and expenses were driven by PLK Company restaurants acquired in connection with the Carrols Acquisition.

Franchise and Property
During the three and six months ended June 30, 2024, the increases in franchise and property revenues were primarily driven by increases in royalties, as a result of increases in system-wide sales.
During the three months ended June 30, 2024, franchise and property expenses remained relatively consistent with the prior year.
Advertising and Other Services
During the three and six months ended June 30, 2024, the increases in advertising revenues and other services were primarily driven by increases in advertising fund contributions by franchisees, as a result of increases in system-wide sales, an increase in digital fees, and increases in advertising fund contributions from vendors.
During the three and six months ended June 30, 2024, the increases in advertising expenses and other services were primarily driven by increases in advertising revenues and other services.
Segment G&A
During the three and six months ended June 30, 2024, Segment G&A remained relatively consistent with the prior year.

FHS Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2024	2023	Favorable / (Unfavorable)			2024	2023	Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$10	$10	$—	$—	$—	$20	$20	$—	$—	$—
Franchise and property revenues	27	24	3	—	3	51	47	5	—	5
Advertising revenues and other services	16	14	2	—	2	31	19	12	—	12
Total revenues	53	48	5	—	5	103	85	18	—	18
Company restaurant expenses	9	9	—	—	—	18	17	(1)	—	(1)
Franchise and property expenses	2	2	—	—	—	3	4	1	—	1
Advertising expenses and other services	17	14	(2)	—	(2)	32	19	(13)	—	(13)
Segment G&A	14	13	(1)	—	(1)	28	26	(2)	—	(2)
Adjustments:
Franchise agreement amortization (a)	—	—	—	—	—	1	1	—	—	—
Segment income	13	11	2	—	2	23	20	3	—	3
System-wide Sales
During the three months ended June 30, 2024, FHS system-wide sales growth of 3.3% was primarily driven by net restaurant growth of 3.5% and relatively flat comparable sales. During the six months ended June 30, 2024, FHS system-wide sales growth of 3.5% was primarily driven by net restaurant growth of 3.5% and relatively flat comparable sales.
Company Restaurant Sales and Expenses
During the three and six months ended June 30, 2024, Company restaurant sales and expenses remained relatively consistent with the prior year.
Franchise and Property
During the three and six months ended June 30, 2024, the increases in franchise and property revenues were primarily driven by increases in franchise fees and other revenue.
During the three and six months ended June 30, 2024, franchise and property expenses remained relatively consistent with the prior year.

Advertising and Other Services
During the three months ended June 30, 2024, advertising revenues and other services and advertising expenses and other services remained relatively consistent with the prior year.
During the six months ended June 30, 2024, the increases in advertising revenues and other services and advertising expenses and other services primarily reflect modification of the advertising fund arrangements to be more consistent with those of our other brands.
Segment G&A
During the three and six months ended June 30, 2024, Segment G&A remained relatively consistent with the prior year.

INTL Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2024	2023	Favorable / (Unfavorable)			2024	2023	Favorable / (Unfavorable)
Revenues:
Franchise and property revenues	$213	$203	$10	$(7)	$17	$414	$390	$24	$(11)	$36
Advertising revenues and other services	20	16	4	—	4	41	32	9	1	8
Total revenues	232	219	13	(7)	21	455	422	33	(11)	44
Franchise and property expenses	4	5	1	—	1	12	9	(3)	—	(3)
Advertising expenses and other services	22	18	(4)	—	(4)	45	35	(10)	(1)	(9)
Segment G&A	49	45	(4)	—	(4)	102	91	(11)	(1)	(10)
Adjustments:
Franchise agreement amortization (a)	3	3	1	—	1	7	5	1	—	1
Segment income	160	154	6	(7)	13	302	291	11	(12)	23
System-wide Sales
During the three months ended June 30, 2024, INTL system-wide sales growth of 9.2% was primarily driven by net restaurant growth of 8.2% and comparable sales of 2.6%. During the six months ended June 30, 2024, INTL system-wide sales growth of 10.4% was primarily driven by net restaurant growth of 8.2% and comparable sales of 3.4%.
Franchise and Property
During the three and six months ended June 30, 2024, the increases in franchise and property revenues were primarily driven by increases in royalties, primarily at Burger King, as a result of increases in system-wide sales, partially offset by an unfavorable FX Impact.
During the three months ended June 30, 2024, franchise and property expenses remained relatively consistent with the prior year.
During the six months ended June 30, 2024, the increase in franchise and property expenses was primarily related to an increase in bad debt expenses.
Advertising and Other Services
During the three and six months ended June 30, 2024, the increases in advertising revenues and other services were primarily driven by increases in advertising fund contributions from franchisees and vendors in the limited number of markets where we manage the advertising funds.
During the three and six months ended June 30, 2024, the increases in advertising expenses and other services were primarily driven by increases in advertising revenues.

Segment G&A
During the three and six months ended June 30, 2024, the increases in Segment G&A were primarily driven by higher salary and employee-related costs for non-restaurant employees.
Non-GAAP Reconciliations
The table below contains information regarding Adjusted Operating Income, which is a non-GAAP measure. This non-GAAP measure does not have a standardized meaning under U.S. GAAP and may differ from a similar captioned measure of other companies in our industry. We believe this non-GAAP measure is useful to investors in assessing our operating performance, as it provides them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing this non-GAAP measure, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. Adjusted Operating Income is defined as income from operations excluding (i) franchise agreement and reacquired franchise rights intangible asset amortization as a result of acquisition accounting, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expenses incurred in connection with the Carrols Acquisition, and commencing in the third quarter of 2024 the PLK China Acquisition, consisting primarily of professional fees, compensation related expenses and integration costs; (ii) non-recurring fees and expense incurred in connection with the acquisition of Firehouse consisting of professional fees, compensation related expenses and integration costs; and (iii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements as well as services related to significant tax reform legislation and regulations. Management believes that these types of expenses are either not related to our underlying profitability drivers or not likely to re-occur in the foreseeable future and the varied timing, size and nature of these projects may cause volatility in our results unrelated to the performance of our core business that does not reflect trends of our core operations.
Adjusted Operating Income is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. Adjusted Operating Income, as defined above, also represents our measure of segment income for each of our operating segments.

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
			$			$
	2024	2023	Favorable / (Unfavorable)	2024	2023	Favorable / (Unfavorable)

Income from operations	$663	$554	$109	$1,207	$1,001	$206
Franchise agreement and reacquired franchise rights amortization	11	8	(3)	19	16	(3)
RH Transaction costs	9	—	(9)	13	—	(13)
FHS Transaction costs	—	—	—	—	19	19
Corporate restructuring and advisory fees	6	7	1	8	12	4
Impact of equity method investments (a)	(64)	15	79	(64)	24	88
Other operating expenses (income), net	7	(7)	(14)	(11)	10	21
Adjusted Operating Income	$632	$577	$55	$1,172	$1,082	$90

Segment income:
TH	$269	$246	$23	$493	$458	$35
BK	114	110	4	220	206	14
PLK	62	56	6	120	107	13
FHS	13	11	2	23	20	3
INTL	160	154	6	302	291	11
RH	14	—	14	14	—	14
Adjusted Operating Income	632	577	55	$1,172	$1,082	$90

(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.
The increase in Adjusted Operating Income for the three and six months ended June 30, 2024 reflects an increase in segment income in all of our segments and the inclusion of RH segment income, partially offset by an unfavorable FX Impact of $12 million and $16 million, respectively.
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
As of June 30, 2024, we had cash and cash equivalents of $942 million and borrowing availability of $1,247 million under our senior secured revolving credit facility (the “Revolving Credit Facility”). Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
On May 16, 2024, we completed the acquisition of Carrols for a total cash purchase price of $543 million. In connection with the Carrols Acquisition, we assumed approximately $431 million of outstanding debt, all of which was fully extinguished as of June 30, 2024. The cash purchase price and extinguishment of debt assumed in the Carrols Acquisition was funded with a combination of cash on hand and $750 million of incremental borrowings under our senior secured term loan facility.
In September 2022, Burger King shared the details of its “Reclaim the Flame” plan to accelerate sales growth and drive franchisee profitability. We are investing $400 million over the life of the plan, comprised of $150 million in advertising and digital investments (“Fuel the Flame”) and $250 million in high-quality remodels and relocations, restaurant technology, kitchen equipment, and building enhancements (“Royal Reset”). During the six months ended June 30, 2024, we funded $12 million toward the Fuel the Flame investment and $29 million toward our Royal Reset investment and as of June 30, 2024, we have funded a total of $85 million toward the Fuel the Flame investment and $90 million toward our Royal Reset investment.
In April 2024, Burger King announced plans to extend its Long-Term Royal Reset program with plans to invest an additional $300 million in remodels from 2025 through 2028. Additionally, as previously announced, we will invest an additional $500 million to remodel more than 600 Burger King restaurants acquired as part of the Carrols Acquisition.
On May 16, 2024, two of our subsidiaries (the “Borrowers”) entered into a sixth incremental facility amendment and a ninth amendment (the “First 2024 Amendment”) to the credit agreement governing our senior secured term loan A facility (the “Term Loan A”), our senior secured term loan B facility (the “Term Loan B” and together with the Term Loan A the “Term Loan Facilities”) and our $1,250 million senior secured revolving credit facility (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “Credit Facilities”). The First 2024 Amendment increased the existing Term Loan B by $750 million to $5,912 million on the same terms as the existing Term Loan B. The 2024 Amendment also amended the interest rate applicable to the Canadian dollar loans under the Credit Agreement to be based on Term CORRA. The security and guarantees under the amended Credit Agreement are the same as those under the existing facilities. The First 2024 Amendment made no other material changes to the terms of the Credit Agreement. The proceeds from the increase in the Term Loan B were used, along with cash on hand, to complete the Carrols Acquisition, the repayment of amounts outstanding under the Carrols' credit agreement and the redemption and discharge of Carrols' outstanding senior notes.
On June 17, 2024, the Borrowers entered into a tenth amendment to the credit agreement governing our Credit Facilities (the “Second 2024 Amendment”). The Second 2024 Amendment repriced our Term Loan B from an interest rate equal to the Adjusted Term SOFR plus 2.25% to an interest rate equal to the Adjusted Term SOFR Rate plus 1.75% and reduced the outstanding principal amount of the Term Loan B facility from $5,912 million to $4,750 million using a portion of the net proceeds from the issuance of the 6.125% First Lien Senior Notes due 2029 (defined below). There were no changes to the maturity of the Term Loan B following this repricing and all other terms are substantially unchanged.

On June 17, 2024, the Borrowers entered into an indenture in connection with the issuance of $1,200 million of 6.125% first lien senior notes due June 15, 2029 (the “6.125% First Lien Senior Notes due 2029”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 6.125% First Lien Senior Notes due 2029 were used to refinance a portion of the Term Loan B, pay related fees and expenses and for general corporate purposes.
On August 31, 2023, our board of directors approved a share repurchase authorization of up to $1,000 million of our common shares until September 30, 2025. This approval follows the expiration of RBI's prior two-year authorization to repurchase up to the same $1,000 million of our common shares. On September 13, 2023, we announced that the Toronto Stock Exchange (the “TSX”) had accepted and approved the notice of our intention to renew the normal course issuer bid, permitting the repurchase up to 30,895,637 common shares for the 12-month period ending on September 14, 2024. We plan to submit a new normal course issuer bid, subject to TSX approval, to be effective following the expiration of the current one in September 2024. Share repurchases under the normal course issuer bid will be made through the facilities of the TSX, the New York Stock Exchange (the “NYSE”) and/or other exchanges and alternative Canadian or foreign trading systems, if eligible, or by such other means as may be permitted by the TSX and/or the NYSE under applicable law. Shareholders may obtain a copy of the prior notice, free of charge, by contacting us. During the six months ended June 30, 2024, we did not repurchase any RBI common shares on the open market and as of June 30, 2024, had $500 million remaining under the authorization. Repurchases under the Company's authorization will be made in the open market or through privately negotiated transactions.
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
Debt Instruments and Debt Service Requirements
As of June 30, 2024, our total debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our 5.75% First Lien Senior Notes due 2025, 3.875% First Lien Senior Notes due 2028, 3.50% First Lien Senior Notes due 2029, 6.125% First Lien Senior Notes due 2029, 4.375% Second Lien Senior Notes due 2028, 4.00% Second Lien Senior Notes due 2030 (together, the “Senior Notes”), TH Facility, and obligations under finance leases. For further information about our total debt, see Note 11 to the accompanying unaudited condensed consolidated financial statements included in this report.
As of June 30, 2024, there was $6,025 million outstanding principal amount under our Term Loan Facilities with a weighted average interest rate of 6.94%. The interest rate applicable to borrowings under our Term Loan A and Revolving Credit Facility is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (ii) Term SOFR (Secured Overnight Financing Rate), subject to a floor of 0.00%, plus an applicable margin varying between 0.75% to 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid. The interest rate applicable to borrowings under our Term Loan B is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75%, or (ii) Term SOFR, subject to a floor of 0.00%, plus an applicable margin of 1.75%.
Based on the amounts outstanding under the Term Loan Facilities and SOFR as of June 30, 2024, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $428 million in interest payments and $63 million in principal payments. In addition, based on SOFR as of June 30, 2024, net cash settlements that we expect to receive on our $4,120 million interest rate swaps are estimated to be approximately $130 million for the next twelve months. Based on the amounts outstanding at June 30, 2024, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $331 million in interest payments and $500 million in principal payments. Based on the amounts outstanding under the TH Facility as of June 30, 2024, required debt service for the next twelve months is estimated to be approximately $7 million in interest payments and $16 million in principal payments. We expect to be opportunistic refinancing our upcoming debt maturities.
Restrictions and Covenants
As of June 30, 2024, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility, and the indentures governing our Senior Notes.
Cash Dividends
On July 5, 2024, we paid a dividend of $0.58 per common share and Partnership made a distribution in respect of each Partnership exchangeable unit in the amount of $0.58 per Partnership exchangeable unit.
Our board of directors has declared a cash dividend of $0.58 per common share, which will be paid on October 4, 2024 to common shareholders of record on September 20, 2024. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.58 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
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
Outstanding Security Data
As of August 1, 2024, we had outstanding 317,025,113 common shares and one special voting share. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of the Company, holders of our common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and our outstanding equity awards, see Note 13 to the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities on February 22, 2024.
There were 133,576,590 Partnership exchangeable units outstanding as of August 1, 2024. During the six months ended June 30, 2024, Partnership exchanged 16,620 Partnership exchangeable units pursuant to exchange notices received. The holders of Partnership exchangeable units have the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership to determine to settle any such exchange for a cash payment in lieu of our common shares.
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $482 million for the six months ended June 30, 2024, compared to $487 million during the same period in the prior year. The decrease in cash provided by operating activities was primarily driven by an increase in cash used for working capital, an increase in income tax payments and an increase in interest payments, partially offset by an increase in segment income in TH, BK, PLK, INTL and FHS and the inclusion of RH segment income.
Investing Activities
Cash used for investing activities was $559 million for the six months ended June 30, 2024, compared to $8 million during the same period in the prior year. This change was primarily driven by the Carrols Acquisition, payments for the acquisition of Non-Carrols restaurants from franchisees and an increase in capital expenditures.
Financing Activities
Cash used for financing activities was $112 million for the six months ended June 30, 2024, compared to $448 million during the same period in the prior year. The change in cash used for financing activities was driven primarily by an increase in proceeds from long-term debt, partially offset by an increase in repayments of long-term debt, including debt assumed in the Carrols Acquisition, and the current year payment of financing costs.
Contractual Obligations
There have been no significant changes to our contractual obligations as disclosed in our 2023 Annual Report filed on Form 10-K except as described herein and in Note 4 – Carrols Acquisition in the notes to the accompanying unaudited condensed consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the six months ended June 30, 2024 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC and Canadian securities regulatory authorities on February 22, 2024.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of June 30, 2024. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
We are in the process of integrating Carrols into our overall internal control over financial reporting processes.
Internal Control Over Financial Reporting
The Company’s management, including the CEO and CFO, confirm there were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the integration of Carrols as described above.
Special Note Regarding Forward-Looking Statements
Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) the effects and continued impact of the conflict in the Middle East and related macro-economic pressures, such as inflation, rising interest rates and currency fluctuations on our results of operations, business, liquidity, prospects and restaurant operations and those of our franchisees; (ii) our expectation regarding additional investments in Burger King restaurants acquired as part of the Carrols Acquisition; (iii) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (iv) our exposure to changes in interest rates, foreign currency exchange rates and the consumer environment and the impact of changes in interest rates, foreign currency exchange rates and the consumer environment on the amount of our interest payments, future results of operations and future cash flows; (v) certain tax matters, including our estimates with respect to tax matters and their impact on future periods; (vi) the amount of net cash settlements we expect to pay or receive on our derivative instruments and (vii) certain accounting matters.

Our forward-looking statements, included in this report and elsewhere, represent management’s expectations as of the date that they are made. Our forward-looking statements are based on assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our customers to purchase our products, such as inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our relationship with, and the success of, our franchisees and risks related to our nearly fully franchised business model; (4) our franchisees' financial stability and their ability to access and maintain the liquidity necessary to operate their businesses; (5) our supply chain operations; (6) our ownership and leasing of real estate; (7) the effectiveness of our marketing, advertising and digital programs and franchisee support of these programs; (8) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (9) our ability to successfully implement our domestic and international growth strategy for each of our brands and risks related to our international operations; (10) our reliance on franchisees, including subfranchisees to accelerate restaurant growth; (11) unforeseen events such as pandemics; (12) the ability of the counterparties to our credit facilities’ and derivatives’ to fulfill their commitments and/or obligations; (13) changes in applicable tax laws or interpretations thereof, and our ability to accurately interpret and predict the impact of such changes or interpretations on our financial condition and results; (14) evolving legislation and regulations in the area of franchise and labor and employment law; (15) our ability to address environmental and social sustainability issues; (16) the conflict between Russia and Ukraine, and the conflict in the Middle East and (17) softening in the consumer environment.
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

Part II – Other Information
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 16, Commitments and Contingencies.
Item 5. Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

10.90
Purchase Agreement, dated as of June 6, 2024, among Morgan Stanley & Co. LLC as representative of the several Initial Purchasers (as defined therein), the Issuers (as defined therein) and the Guarantors (as defined therein).

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

RESTAURANT BRANDS INTERNATIONAL INC. (Registrant)

Date: August 8, 2024	By:	/s/ Sami Siddiqui
		Name:	Sami Siddiqui
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)