Form 10-Q
period 2024-09-30
Restaurant Brands International Inc.
filed 2024-11-05
CIK 1618756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2024, there were 323,707,500 common shares of the Registrant outstanding. In addition, as of October 30, 2024, there were 127,048,577 Class B exchangeable limited partnership units of Restaurant Brands International Limited Partnership which are exchangeable, on a one for one basis, into common shares of the Registrant.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data)
(Unaudited)

	As of
	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,176	$1,139
Accounts and notes receivable, net of allowance of $39 and $37, respectively	693	749
Inventories, net	169	166
Prepaids and other current assets	217	119
Total current assets	2,255	2,173
Property and equipment, net of accumulated depreciation and amortization of $1,283 and $1,187, respectively	2,229	1,952
Operating lease assets, net	1,870	1,122
Intangible assets, net	11,347	11,107
Goodwill	6,187	5,775
Other assets, net	1,183	1,262
Total assets	$25,071	$23,391
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$754	$790
Other accrued liabilities	1,158	1,005
Gift card liability	170	248
Current portion of long-term debt and finance leases	126	101
Total current liabilities	2,208	2,144
Long-term debt, net of current portion	13,571	12,854
Finance leases, net of current portion	305	312
Operating lease liabilities, net of current portion	1,775	1,059
Other liabilities, net	931	996
Deferred income taxes, net	1,242	1,296
Total liabilities	20,032	18,661
Shareholders’ equity:
Common shares, no par value; Unlimited shares authorized at September 30, 2024 and December 31, 2023; 323,704,500 shares issued and outstanding at September 30, 2024; 312,454,851 shares issued and outstanding at December 31, 2023	2,300	1,973
Retained earnings	1,794	1,599
Accumulated other comprehensive income (loss)	(858)	(706)
Total Restaurant Brands International Inc. shareholders’ equity	3,236	2,866
Noncontrolling interests	1,803	1,864
Total shareholders’ equity	5,039	4,730
Total liabilities and shareholders’ equity	$25,071	$23,391
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Supply chain sales	$699	$706	$2,008	$1,989
Company restaurant sales	567	65	1,016	194
Franchise and property revenues	735	753	2,194	2,163
Advertising revenues and other services	290	313	892	856
Total revenues	2,291	1,837	6,110	5,202
Operating costs and expenses:
Supply chain cost of sales	559	572	1,616	1,620
Company restaurant expenses	473	58	848	172
Franchise and property expenses	134	119	394	372
Advertising expenses and other services	327	326	972	909
General and administrative expenses	176	169	534	507
(Income) loss from equity method investments	3	1	(69)	19
Other operating expenses (income), net	42	10	31	20
Total operating costs and expenses	1,714	1,255	4,326	3,619
Income from operations	577	582	1,784	1,583
Interest expense, net	147	143	442	430
Loss on early extinguishment of debt	1	16	33	16
Income before income taxes	429	423	1,309	1,137
Income tax expense	72	59	225	145
Net income	357	364	1,084	992
Net income attributable to noncontrolling interests (Note 13)	105	112	322	310
Net income attributable to common shareholders	$252	$252	$762	$682
Earnings per common share
Basic	$0.79	$0.80	$2.41	$2.19
Diluted	$0.79	$0.79	$2.39	$2.16
Weighted average shares outstanding (in millions):
Basic	319	314	317	312
Diluted	454	459	453	458
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$357	$364	$1,084	$992

Foreign currency translation adjustment	180	(270)	(167)	(36)
Net change in fair value of net investment hedges, net of tax of $2, $4, $8 and $12	(121)	182	39	67
Net change in fair value of cash flow hedges, net of tax of $30, $(26), $(6) and $(42)	(80)	71	16	114
Amounts reclassified to earnings of cash flow hedges, net of tax of $11, $6, $29 and $17	(28)	(17)	(77)	(47)
Gain (loss) recognized on other, net of tax of $0, $0, $0 and $0	(4)	2	(4)	4
Other comprehensive income (loss)	(53)	(32)	(193)	102
Comprehensive income (loss)	304	332	891	1,094
Comprehensive income (loss) attributable to noncontrolling interests	90	103	265	342
Comprehensive income (loss) attributable to common shareholders	$214	$229	$626	$752
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(In millions of U.S. dollars, except shares and per share data)
(Unaudited)

	Issued Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2023	312,454,851	$1,973	$1,599	$(706)	$1,864	$4,730
Stock option exercises	721,052	39	—	—	—	39
Share-based compensation	—	42	—	—	—	42
Issuance of shares	3,204,316	17	—	—	—	17
Dividends declared ($0.58 per share)	—	—	(184)	—	—	(184)
Dividend equivalents declared on restricted stock units	—	5	(5)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.58 per unit)	—	—	—	—	(77)	(77)
Exchange of Partnership exchangeable units for RBI common shares	2,220	—	—	—	—	—
Restaurant VIE contributions (distributions)	—	—	—	—	(1)	(1)
Net income	—	—	230	—	98	328
Other comprehensive income (loss)	—	—	—	(41)	(18)	(59)
Balances at March 31, 2024	316,382,439	2,076	1,640	(747)	1,866	4,835
Stock option exercises	464,725	21	—	—	—	21
Share-based compensation	—	38	—	—	—	38
Issuance of shares	36,411	1	—	—	—	1
Dividends declared ($0.58 per share)	—	—	(184)	—	—	(184)
Dividend equivalents declared on restricted stock units	—	2	(2)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.58 per unit)	—	—	—	—	(78)	(78)
Exchange of Partnership exchangeable units for RBI common shares	14,400	—	—	—	—	—
Net income	—	—	280	—	119	399
Other comprehensive income (loss)	—	—	—	(57)	(24)	(81)
Balances at June 30, 2024	316,897,975	$2,138	$1,734	$(804)	$1,883	$4,951
Stock option exercises	200,254	11	—	—	—	11
Share-based compensation	—	35	—	—	—	35
Issuance of shares	73,704	—	—	—	—	—
Dividends declared ($0.58 per share)	—	—	(187)	—	—	(187)
Dividend equivalents declared on restricted stock units	—	5	(5)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.58 per unit)	—	—	—	—	(74)	(74)
Exchange of Partnership exchangeable units for RBI common shares	6,532,567	111	—	(16)	(95)	—
Restaurant VIE contributions (distributions)	—	—	—	—	(1)	(1)
Net income	—	—	252	—	105	357
Other comprehensive income (loss)	—	—	—	(38)	(15)	(53)
Balances at September 30, 2024	323,704,500	$2,300	$1,794	$(858)	$1,803	$5,039
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

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$1,084	$992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187	142
Non-cash loss on early extinguishment of debt	23	5
Amortization of deferred financing costs and debt issuance discount	19	21
(Income) loss from equity method investments	(69)	19
(Gain) loss on remeasurement of foreign denominated transactions	15	(11)
Net (gains) losses on derivatives	(140)	(111)
Share-based compensation and non-cash incentive compensation expense	124	141
Deferred income taxes	(16)	(47)
Other	4	19
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	57	(86)
Inventories and prepaids and other current assets	1	(49)
Accounts and drafts payable	(45)	(62)
Other accrued liabilities and gift card liability	(171)	(62)
Tenant inducements paid to franchisees	(23)	(15)
Other long-term assets and liabilities	(28)	24
Net cash provided by operating activities	1,022	920
Cash flows from investing activities:
Payments for property and equipment	(124)	(73)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	17	23
Payment for purchase of Carrols Restaurant Group, net of cash acquired	(508)	—
Net payments for acquisition of franchised restaurants	(30)	—
Settlement/sale of derivatives, net	54	40
Other investing activities, net	(25)	(1)
Net cash used for investing activities	(616)	(11)
Cash flows from financing activities:
Proceeds from long-term debt	2,450	55
Repayments of long-term debt and finance leases	(2,164)	(79)
Payment of financing costs	(38)	(43)
Payment of common share dividends and Partnership exchangeable unit distributions	(767)	(741)
Repurchase of common shares	—	(115)
Proceeds from stock option exercises	71	52
Proceeds from derivatives	85	100
Other financing activities, net	(2)	(3)
Net cash used for financing activities	(365)	(774)
Effect of exchange rates on cash and cash equivalents	(4)	(3)
Increase in cash and cash equivalents	37	132
Cash and cash equivalents at beginning of period	1,139	1,178
Cash and cash equivalents at end of period	$1,176	$1,310
Supplemental cash flow disclosures:
Interest paid	$569	$544
Income taxes paid	$262	$184
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Organization
Restaurant Brands International Inc. (the “Company”, “RBI”, “we”, “us” or “our”) is a Canadian corporation that serves as the sole general partner of Restaurant Brands International Limited Partnership (“Partnership”). We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons”), fast food hamburgers principally under the Burger King® brand (“Burger King”), chicken principally under the Popeyes® brand (“Popeyes”) and sandwiches under the Firehouse Subs® brand (“Firehouse”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of September 30, 2024, we franchised or owned 5,878 Tim Hortons restaurants, 19,509 Burger King restaurants, 4,817 Popeyes restaurants and 1,321 Firehouse Subs restaurants, for a total of 31,525 restaurants, and operate in more than 120 countries and territories. As of September 30, 2024, approximately 95% of current system-wide restaurants are franchised.
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
The acquisition of the 85% equity interest of Carrols was accounted for as a step acquisition, which required remeasurement of our existing 15% ownership interest in Carrols to fair value. We utilized the $9.55 per share acquisition price to determine the fair value of the existing equity interest. This resulted in an increase in the value of our existing 15% equity interest and the recognition of a gain of $79 million (the “Step Acquisition Gain”), which is included in (Income) loss from equity method investments in our condensed consolidated statements of operations for the nine months ended September 30, 2024.
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
Fees and expenses related to the Carrols Acquisition and related financings totaled approximately $11 million during the nine months ended September 30, 2024, consisting of professional fees and compensation related expenses which are classified as general and administrative expenses in the accompanying condensed consolidated statements of operations (the “Carrols Acquisition Costs”).

During the three months ended September 30, 2024, we adjusted our preliminary estimate of the fair value of net assets acquired. The preliminary allocation of consideration to the net tangible and intangible assets acquired is presented in the table below (in millions):

May 16, 2024
Total current assets	$81
Property and equipment	292
Reacquired franchise rights	385
Operating lease assets	711
Other assets	14
Accounts and drafts payable	(18)
Other accrued liabilities	(145)
Current portion of long-term debt and finance leases	(434)
Finance leases, net of current portion	(9)
Operating lease liabilities, net of current portion	(684)
Other liabilities	(10)
Total identifiable net assets	183
Goodwill	465
Total consideration	$648
The adjustments to the preliminary estimate of net assets acquired did not result in a change to the estimated goodwill. Below are the most significant changes to the preliminary estimates of fair values and allocation of purchase price (in millions):

Increase (Decrease) in Goodwill
Change in:
Reacquired franchise rights	$(14)
Operating lease assets	14
Accounts and drafts payable	6
Other accrued liabilities	(6)
Total change in goodwill	$—
The purchase price allocation reflects preliminary fair value estimates based on management's analysis, including preliminary work performed by third-party valuation specialists. During the measurement period, we will continue to obtain information to assist in determining the fair value of net assets acquired.
Reacquired franchise rights, which represent the fair value of reacquired franchise agreements determined using the excess earnings method, are amortized over the remaining term of the reacquired franchise agreement and have an estimated weighted average remaining term of 12 years.
Goodwill is considered to represent the value associated with the workforce and synergies anticipated to be realized as a combined company. Goodwill will be allocated to reporting units when the purchase price allocation is finalized during the measurement period.
Total revenues of Carrols from the acquisition date of May 16, 2024 through September 30, 2024, which have been included within Company restaurant sales in our condensed consolidated financial statements, totaled $705 million.

Supplemental Pro Forma Information
The following table presents unaudited supplemental pro forma consolidated revenue for the three and nine months ended September 30, 2024 and 2023, as if the Carrols Acquisition had occurred on January 1, 2023 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenues	$2,291	$2,264	$6,726	$6,464
The unaudited supplemental pro forma consolidated revenue gives effect to actual revenues prior to the Carrols Acquisition, adjusted to exclude the elimination of intercompany transactions. Other than the impact of the Step Acquisition Gain and Carrols Acquisition Costs (as discussed above), supplemental pro forma net earnings, assuming the Carrols Acquisition had occurred on January 1, 2023, would not be materially different from the results reported during the three and nine months ended September 30, 2024 and 2023.
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

Note 5. Leases
Property revenues consist primarily of lease income from operating leases and earned income on direct financing leases and sales-type leases with franchisees as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease income - operating leases
Minimum lease payments	$92	$95	$278	$290
Variable lease payments	119	122	349	337
Amortization of favorable and unfavorable income lease contracts, net	—	—	1	1
Subtotal - lease income from operating leases	211	217	628	628
Earned income on direct financing and sales-type leases	1	4	3	9
Total property revenues	$212	$221	$631	$637

Note 6. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized franchise fees and upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities on a consolidated basis between December 31, 2023 and September 30, 2024 (in millions):

Contract Liabilities
Balance at December 31, 2023	$555
Recognized during period and included in the contract liability balance at the beginning of the year	(34)
Increase, excluding amounts recognized as revenue during the period	23
Effective settlement of pre-existing contract liabilities in connection with Carrols Acquisition	(22)
Impact of foreign currency translation	1
Balance at September 30, 2024	$523
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) on a consolidated basis as of September 30, 2024 (in millions):

Contract liabilities expected to be recognized in
Remainder of 2024	$14
2025	54
2026	51
2027	47
2028	44
Thereafter	313
Total	$523

Disaggregation of Total Revenues
As described in Note 17, Segment Reporting, during the fourth quarter of 2023, we revised our internal reporting structure, which resulted in a change to our operating and reportable segments. Additionally, following the Carrols Acquisition and PLK China Acquisition (as defined below), we are reporting the operations of Burger King restaurants acquired as part of the Carrols Acquisition and the operations of PLK China restaurants in a new operating and reportable segment called Restaurant Holdings (“RH”) from the respective date of acquisition.
The following tables disaggregate revenue by segment (in millions):

	Three Months Ended September 30, 2024
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$699	$—	$—	$—	$—	$—	$—	$699
Company restaurant sales	12	60	44	10	—	441	—	567
Royalties	87	123	73	17	211	—	(20)	491
Property revenues	162	55	3	—	1	—	(9)	212
Franchise fees and other revenue	6	2	3	10	11	—	—	32
Advertising revenues and other services	78	122	72	16	20	—	(18)	290
Total revenues	$1,044	$362	$195	$53	$243	$441	$(47)	$2,291
(a)Represents elimination of intersegment revenues that consists of royalties, property and advertising and other services revenue recognized by BK and INTL from intersegment transactions with RH.

	Nine Months Ended September 30, 2024
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$2,008	$—	$—	$—	$—	$—	$—	$2,008
Company restaurant sales	34	181	100	30	—	671	—	1,016
Royalties	250	361	224	53	599	—	(30)	1,457
Property revenues	469	163	10	—	2	—	(13)	631
Franchise fees and other revenue	26	8	10	26	36	—	—	106
Advertising revenues and other services	226	363	223	47	61	—	(28)	892
Total revenues	$3,013	$1,076	$567	$156	$698	$671	$(71)	$6,110

	Three Months Ended September 30, 2023
	TH	BK	PLK	FHS	INTL	Total
Supply chain sales	$706	$—	$—	$—	$—	$706
Company restaurant sales	12	20	23	10	—	65
Royalties	87	124	75	17	200	503
Property revenues	161	57	3	—	—	221
Franchise fees and other revenue	6	3	1	9	10	29
Advertising revenues and other services	81	124	75	15	18	313
Total revenues	$1,053	$328	$177	$51	$228	$1,837

	Nine Months Ended September 30, 2023
	TH	BK	PLK	FHS	INTL	Total
Supply chain sales	$1,989	$—	$—	$—	$—	$1,989
Company restaurant sales	35	63	66	30	—	194
Royalties	241	362	216	52	565	1,436
Property revenues	456	170	10	—	1	637
Franchise fees and other revenue	17	10	8	21	34	90
Advertising revenues and other services	216	347	210	33	50	856
Total revenues	$2,954	$952	$510	$136	$650	$5,202

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

The following table summarizes the basic and diluted earnings per share calculations (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to common shareholders - basic	$252	$252	$762	$682
Add: Net income attributable to noncontrolling interests	104	111	320	307
Net income available to common shareholders and noncontrolling interests - diluted	$356	$363	$1,082	$989

Denominator:
Weighted average common shares - basic	319	314	317	312
Exchange of noncontrolling interests for common shares (Note 13)	131	139	133	141
Effect of other dilutive securities	4	6	3	5
Weighted average common shares - diluted	454	459	453	458

Basic earnings per share (a)	$0.79	$0.80	$2.41	$2.19
Diluted earnings per share (a)	$0.79	$0.79	$2.39	$2.16
Anti-dilutive securities outstanding	5	6	5	6
(a) Earnings per share may not recalculate exactly as it is calculated based on unrounded numbers.

Note 8. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	September 30, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$725	$(371)	$354	$727	$(348)	$379
Reacquired franchise rights	396	(14)	382	—	—	—
Favorable leases	80	(57)	23	81	(54)	27
Subtotal	1,201	(442)	759	808	(402)	406
Indefinite-lived intangible assets:
Tim Hortons brand	$6,305	$—	$6,305	$6,423	$—	$6,423
Burger King brand	2,112	—	2,112	2,107	—	2,107
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Firehouse Subs brand	816	—	816	816	—	816
Subtotal	10,588	—	10,588	10,701	—	10,701
Intangible assets, net			$11,347			$11,107

Goodwill:
TH segment	$4,045			$4,118
BK segment	239			232
PLK segment	844			844
FHS segment	194			193
INTL segment	389			388
RH segment	476			—
Total	$6,187			$5,775
Amortization expense on intangible assets totaled $19 million and $9 million for the three months ended September 30, 2024 and 2023, respectively. Amortization expense on intangible assets totaled $41 million and $28 million for the nine months ended September 30, 2024 and 2023, respectively. The changes in reacquired franchise rights and goodwill balances during the nine months ended September 30, 2024 was primarily due to the Carrols Acquisition. Refer to Note 4, Carrols Acquisition, for a description of goodwill and intangible assets recognized in connection with the Carrols Acquisition. Additionally, the changes in intangible assets and goodwill balances also reflect the impact of foreign currency translation during the nine months ended September 30, 2024.

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
The aggregate carrying amounts of our equity method investments were $123 million and $163 million as of September 30, 2024 and December 31, 2023, respectively, and are included as a component of Other assets, net in our accompanying condensed consolidated balance sheets.
Except for the following equity method investments, no quoted market prices are available for our other equity method investments. The aggregate market value of our 9.4% equity interest in Zamp S.A. (formerly BK Brasil Operação e Assessoria a Restaurantes S.A.) based on the quoted market price on September 30, 2024 was approximately $12 million. The aggregate market value of our 4.2% equity interest in TH International Limited (“Tims China”) based on the quoted market price on September 30, 2024 was approximately $6 million.
We have equity interests in entities that own or franchise Tim Hortons, Burger King and Popeyes restaurants. Revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest, including Carrols through May 15, 2024, consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues from affiliates:
Royalties	$88	$106	$284	$301
Advertising revenues and other services	2	21	33	59
Property revenues	—	6	13	24
Franchise fees and other revenue	5	6	16	15
Sales	4	4	13	14
Total	$99	$143	$359	$413
At September 30, 2024 and December 31, 2023, we had $47 million and $61 million, respectively, of accounts receivable, net from our equity method investments which were recorded in Accounts and notes receivable, net in our condensed consolidated balance sheets.
With respect to our Tim Hortons business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $4 million during each of the three months ended September 30, 2024 and 2023. Distributions received from this joint venture were $11 million and $9 million during the nine months ended September 30, 2024 and 2023, respectively.
Associated with the TIMWEN Partnership, we recognized $6 million and $5 million of rent expense during the three months ended September 30, 2024 and 2023, respectively, and we recognized $16 million and $15 million of rent expense during the nine months ended September 30, 2024 and 2023, respectively.
(Income) loss from equity method investments reflects our share of investee net income or loss as well as gains or losses from changes in our ownership interests in equity investees.
In June 2024, we acquired the Popeyes China (“PLK China”) business from Tims China (“the PLK China Acquisition”). In addition, Tims China issued us a $20 million three-year convertible note due June 28, 2027 and a $5 million three-year convertible note due August 15, 2027, which are included within other assets, net in the condensed consolidated balance sheets as of September 30, 2024.

Note 10. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and Other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	September 30, 2024	December 31, 2023
Current:
Dividend payable	$261	$245
Interest payable	96	67
Accrued compensation and benefits	132	147
Taxes payable	204	129
Deferred income	86	77
Accrued advertising expenses	48	58
Restructuring and other provisions	17	18
Current portion of operating lease liabilities	196	147
Other	118	117
Other accrued liabilities	$1,158	$1,005
Noncurrent:
Taxes payable	$60	$57
Contract liabilities	523	555
Derivatives liabilities	195	227
Unfavorable leases	34	42
Accrued pension	33	34
Deferred income	58	57
Other	28	24
Other liabilities, net	$931	$996

Note 11. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	September 30, 2024	December 31, 2023
Term Loan B	$4,738	$5,175
Term Loan A	1,275	1,275
5.75% First Lien Senior Notes due 2025	—	500
3.875% First Lien Senior Notes due 2028	1,550	1,550
3.50% First Lien Senior Notes due 2029	750	750
6.125% First Lien Senior Notes due 2029	1,200	—
5.625% First Lien Senior Notes due 2029	500	—
4.375% Second Lien Senior Notes due 2028	750	750
4.00% Second Lien Senior Notes due 2030	2,900	2,900
TH Facility and other	120	143
Less: unamortized deferred financing costs and deferred issue discount	(124)	(122)
Total debt, net	13,659	12,921
Less: current maturities of debt	(88)	(67)
Total long-term debt	$13,571	$12,854
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
Revolving Credit Facility
As of September 30, 2024, we had no amounts outstanding under our Revolving Credit Facility, had $3 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability under our Revolving Credit Facility was $1,247 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or equity repurchases, fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.

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
5.625% First Lien Senior Notes due 2029
On September 13, 2024, the Borrowers entered into an indenture (the “5.625% First Lien Senior Notes Indenture”) in connection with the issuance of $500 million of 5.625% first lien senior notes due September 15, 2029 (the “5.625% First Lien Senior Notes due 2029”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 5.625% First Lien Senior Notes due 2029, together with cash on hand, were used to redeem in full our outstanding 5.75% first lien senior notes due 2025 and pay related fees and expenses. In connection with the issuance of the 5.625% First Lien Senior Notes due 2029, we capitalized approximately $5 million in debt issuance costs. In connection with the full redemption of our outstanding 5.75% first lien senior notes due 2025, we recorded a $1 million loss on early extinguishment of debt that primarily reflects expensing of fees and the write-off of unamortized debt issuance costs.
Obligations under the 5.625% First Lien Senior Notes due 2029 are guaranteed on a senior secured basis, jointly and severally, by the Note Guarantors. The 5.625% First Lien Senior Notes due 2029 are first lien senior secured obligations and rank equal in right of payment with all of the existing and future first lien senior debt of the Borrowers and Note Guarantors, including borrowings and guarantees under our Credit Facilities.
Our 5.625% First Lien Senior Notes due 2029 may be redeemed in whole or in part, on or after September 15, 2026 at the redemption prices set forth in the 5.625% First Lien Senior Notes Indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 5.625% First Lien Senior Notes Indenture also contains optional redemption provisions related to tender offers, change of control and equity offerings, among others.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). Prior to June 30, 2024, the interest rate applicable to the TH Facility was the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Beginning July 1, 2024, the interest rate applicable to the TH Facility is the Adjusted Term CORRA rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by three of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of September 30, 2024, we had approximately C$160 million outstanding under the TH Facility with a weighted average interest rate of 6.07%.
Restrictions and Covenants
As of September 30, 2024, we were in compliance with all applicable financial debt covenants under our Credit Facilities, the TH Facility, and the indentures governing our Senior Notes.

Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of
	September 30, 2024	December 31, 2023
Fair value of our variable term debt and senior notes	$13,302	$12,401
Principal carrying amount of our variable term debt and senior notes	13,663	12,900
Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Debt (a)	$145	$144	$438	$424
Finance lease obligations	4	5	14	14
Amortization of deferred financing costs and debt issuance discount	7	7	19	21
Interest income	(9)	(13)	(29)	(29)
Interest expense, net	$147	$143	$442	$430
(a)Amount includes $12 million and $16 million benefit during the three months ended September 30, 2024 and 2023, respectively, and $35 million and $47 million benefit during the nine months ended September 30, 2024 and 2023, respectively, related to the quarterly net settlements of our cross-currency rate swaps and amortization of the Excluded Component as defined in Note 14, Derivative Instruments.
Note 12. Income Taxes
Our effective tax rate was 16.7% and 17.2% for the three and nine months ended September 30, 2024, respectively. The effective tax rate during these periods was primarily the result of the mix of income from multiple tax jurisdictions, the impact of internal financing arrangements, the impact of the Carrols Acquisition, and equity-based compensation.
Our effective tax rate was 14.0% and 12.8% for the three and nine months ended September 30, 2023, respectively. The effective tax rate during these periods reflects the mix of income from multiple tax jurisdictions, the impact of internal financing arrangements, and a favorable structural change that benefited 2023.
On June 20, 2024, Canada enacted significant tax legislation including the introduction of the excessive interest and financing expenses limitation (“EIFEL”) as well as a 2% tax on certain share buy backs. The EIFEL rules are applicable for the current fiscal year, while the tax on share buy backs applies to certain share repurchases on or after January 1, 2024. As a result, we expect to have restricted interest and financing tax deductions which will increase our cash taxes but can be carried forward indefinitely.
Note 13. Shareholders’ Equity
Noncontrolling Interests
The holders of Partnership exchangeable units held an economic interest of approximately 28.2% and 29.9% in Partnership common equity through the ownership of 127,048,577 and 133,597,764 Partnership exchangeable units as of September 30, 2024 and December 31, 2023, respectively.
During the nine months ended September 30, 2024, Partnership exchanged 6,549,187 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. In connection with an amendment to the partnership agreement, Partnership exchangeable units exchanged for RBI common shares subsequent to December 31, 2023 also result in the issuance of additional Partnership Class A common units to

RBI in an amount equal to the number of RBI common shares exchanged. The exchanges represented increases in our ownership interest in Partnership and were accounted for as equity transactions, with no gain or loss recorded in the accompanying condensed consolidated statements of operations. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit is automatically deemed cancelled concurrently with the exchange.
Share Repurchases
On August 31, 2023, our Board of Directors approved a share repurchase program that allows us to purchase up to $1,000 million of our common shares until September 30, 2025. For the three and nine months ended September 30, 2024, we did not repurchase any of our common shares and as of September 30, 2024 had $500 million remaining under the authorization.
Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$480	$(13)	$(1,173)	$(706)
Foreign currency translation adjustment	—	—	(167)	(167)
Net change in fair value of derivatives, net of tax	55	—	—	55
Amounts reclassified to earnings of cash flow hedges, net of tax	(77)	—	—	(77)
Gain (loss) recognized on other, net of tax	—	(4)	—	(4)
Amounts attributable to noncontrolling interests	15	1	25	41
Balance at September 30, 2024	$473	$(16)	$(1,315)	$(858)
Note 14. Derivative Instruments
Disclosures about Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges and derivatives designated as net investment hedges. We use derivatives to manage our exposure to fluctuations in interest rates and currency exchange rates.
Interest Rate Swaps
At September 30, 2024, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities, including any subsequent refinancing or replacement of the Term Loan Facilities, beginning August 31, 2021 through the termination date of October 31, 2028. Additionally, at September 30, 2024, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. Following the discontinuance of the U.S. dollar LIBOR after June 30, 2023, the interest rate on all these interest rate swaps transitioned from LIBOR to SOFR, with no impact to hedge effectiveness and no change in accounting treatment as a result of applicable accounting relief guidance for the transition away from LIBOR. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI, net of tax, and reclassified into interest expense during the period in which the hedged forecasted transaction affects earnings.
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

At September 30, 2024, the net amount of pre-tax gains that we expect to be reclassified from AOCI into interest expense within the next 12 months is $81 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At September 30, 2024, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At September 30, 2024, we had outstanding cross-currency rate swaps that we entered into during 2022 to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated and continue to be hedges and are accounted for as net investment hedges. These swaps are contracts in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional amount of $5,000 million through the maturity date of September 30, 2028.
At September 30, 2024, we had outstanding cross-currency rate swap contracts between the euro and U.S. dollar in which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $2,750 million, of which $1,400 million have a maturity date of October 31, 2026, $1,200 million have a maturity date of November 30, 2028, and $150 million have a maturity date of October 31, 2028. At inception, these cross-currency rate swaps were designated and continue to be hedges and are accounted for as net investment hedges.
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
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At September 30, 2024, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $177 million with maturities to November 17, 2025. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$(108)	$91	$19	$154
Forward-currency contracts	$(2)	$6	$3	$2
Derivatives designated as net investment hedges
Cross-currency rate swaps	$(123)	$178	$31	$55
(1) We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$38	$23	$104	$58
Forward-currency contracts	Supply chain cost of sales	$1	$—	$2	$6

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$12	$16	$35	$47

	Fair Value as of
	September 30, 2024	December 31, 2023	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest rate	$109	$190	Other assets, net
Interest rate	2	—	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	7	7	Other assets, net
Total assets at fair value	$118	$197

Liabilities:
Derivatives designated as cash flow hedges
Foreign currency	$1	$2	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	195	227	Other liabilities, net
Total liabilities at fair value	$196	$229

Note 15. Other Operating Expenses (Income), net
Other operating expenses (income), net consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$(4)	$30	$6	$19
Litigation settlements (gains) and reserves, net	1	1	2	(1)
Net losses (gains) on foreign exchange	44	(18)	15	(11)
Other, net	1	(3)	8	13
Other operating expenses (income), net	$42	$10	$31	$20
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
On October 7, 2024, purported former shareholders of CRG filed a complaint in the Court of Chancery of the State of Delaware against RBI and two individuals that were on the board of CRG. The complaint alleges claims for breach of fiduciary duty by RBI, as a purported controlling shareholder of CRG, and unjust enrichment by RBI in connection with the acquisition of CRG, as well as claims for breaches of fiduciary duty by the two individual directors. The complaint generally alleges that RBI coerced CRG into the transaction, and that the two directors failed to disclose that their interests differed from the interests of other CRG shareholders, and that the two directors were not independent from RBI. The complaint seeks equitable relief, damages and fees and expenses. We intend to vigorously defend these claims, however, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.

Note 17. Segment Reporting
As stated in Note 1, Description of Business and Organization, we manage four brands: Tim Hortons, Burger King, Popeyes and Firehouse Subs. During the second quarter of 2024, we completed the Carrols Acquisition and PLK China Acquisition. As a result, our consolidated statements of operations for the three and nine months ended September 30, 2024 include Carrols and PLK China results from the respective date of acquisition.
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
1.Tim Hortons – operations of our Tim Hortons brand in Canada and the U.S. (“TH”);
2.Burger King – operations of our Burger King brand in the U.S. and Canada, excluding results of Burger King restaurants acquired as part of the Carrols Acquisition, included in our RH segment (defined below) (“BK”);
3.Popeyes Louisiana Kitchen – operations of our Popeyes brand in the U.S. and Canada (“PLK”);
4.Firehouse Subs – operations of our Firehouse Subs brand in the U.S. and Canada (“FHS”);
5.International – operations of each of our brands outside the U.S. and Canada, excluding results of PLK China restaurants included in our RH segment (“INTL”); and
6.Restaurant Holdings – operations of Burger King restaurants acquired as part of the Carrols Acquisition and the operations of PLK China restaurants (“RH”).
Prior year amounts presented have been reclassified to conform to this new segment presentation with no effect on previously reported consolidated results.
The following tables present revenues, by segment and by country (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues by operating segment:
TH	$1,044	$1,053	$3,013	$2,954
BK	362	328	1,076	952
PLK	195	177	567	510
FHS	53	51	156	136
INTL	243	228	698	650
RH	441	—	671	—
Elimination of intersegment revenues (a)	(47)	—	(71)	—
Total revenues	$2,291	$1,837	$6,110	$5,202
(a)Consists of BK and INTL royalties, property revenues, advertising contribution revenues and tech fees from intersegment transactions with RH.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues by country (b):
Canada	$955	$964	$2,756	$2,703
United States	1,092	645	2,655	1,849
Other	244	228	699	650
Total revenues	$2,291	$1,837	$6,110	$5,202

(b)Only Canada and the United States represented 10% or more of our total revenues in each period presented.
Our measure of segment income is Adjusted Operating Income which represents income from operations adjusted to exclude (i) franchise agreement and reacquired franchise right intangible asset amortization as a result of acquisition accounting, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expenses incurred in connection with the Carrols Acquisition and the PLK China Acquisition consisting primarily of professional fees, compensation related expenses and integration costs (“RH Transaction costs”); (ii) non-recurring fees and expense incurred in connection with the acquisition of Firehouse consisting primarily of professional fees, compensation-related expenses and integration costs (“FHS Transaction costs”); and (iii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements as well as services related to significant tax reform legislation and regulations (“Corporate restructuring and advisory fees”).
Adjusted Operating Income is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. A reconciliation of segment income to net income consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment income:
TH	$284	$269	$777	$727
BK	112	111	332	317
PLK	62	58	182	165
FHS	12	10	35	30
INTL	166	161	468	452
RH	16	—	30	—
Adjusted Operating Income	652	609	1,824	1,691
Franchise agreement and reacquired franchise rights amortization	19	7	38	23
RH Transaction costs	4	—	17	—
FHS Transaction costs	—	—	—	19
Corporate restructuring and advisory fees	3	5	11	17
Impact of equity method investments (a)	7	5	(57)	29
Other operating expenses (income), net	42	10	31	20
Income from operations	577	582	1,784	1,583
Interest expense, net	147	143	442	430
Loss on early extinguishment of debt	1	16	33	16
Income tax expense	72	59	225	145
Net income	$357	$364	$1,084	$992
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
Our confirmed outstanding obligations under the SCF program at September 30, 2024 and December 31, 2023 totaled $26 million and $36 million, respectively, and are classified as Accounts and drafts payable in our condensed consolidated balance sheets. All activity related to the obligations is classified as Supply chain cost of sales in our condensed consolidated statements of operations and presented within cash flows from operating activities in our condensed consolidated statements of cash flows.

Note 19. Subsequent Events
Dividends
On October 4, 2024, we paid a cash dividend of $0.58 per common share to common shareholders of record on September 20, 2024. On such date, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.58 per exchangeable unit to holders of record on September 20, 2024.
Subsequent to September 30, 2024, our board of directors declared a cash dividend of $0.58 per common share, which will be paid on January 3, 2025 to common shareholders of record on December 20, 2024. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.58 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
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
Overview
We are a Canadian corporation that serves as the indirect holding company for the entities that own and franchise the Tim Hortons®, Burger King®, Popeyes® and Firehouse Subs® brands. We are one of the world’s largest quick service restaurant (“QSR”) companies with over $40 billion in annual system-wide sales and over 30,000 restaurants in more than 120 countries and territories as of September 30, 2024. Our Tim Hortons®, Burger King®, Popeyes®, and Firehouse Subs® brands have similar franchised business models with complementary daypart mixes and product platforms. Our four iconic brands are managed independently while benefiting from global scale and sharing of best practices.
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
On May 16, 2024, we completed the acquisition of Carrols Restaurant Group Inc. (“Carrols”) (“the Carrols Acquisition”). On June 28, 2024, we also completed the acquisition of Popeyes China (“PLK China”) (“the PLK China Acquisition”). Our consolidated statements of operations for the three and nine months ended September 30, 2024 include Carrols and PLK China revenues, expenses and segment income from the respective date of acquisition.

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
1.Tim Hortons – operations of our Tim Hortons brand in Canada and the U.S. (“TH”);
2.Burger King – operations of our Burger King brand in the U.S. and Canada, excluding results of Burger King restaurants acquired as part of the Carrols Acquisition, included in our RH segment (defined below) (“BK”);
3.Popeyes Louisiana Kitchen – operations of our Popeyes brand in the U.S. and Canada (“PLK”);
4.Firehouse Subs – operations of our Firehouse Subs brand in the U.S. and Canada (“FHS”);
5.International – operations of each of our brands outside the U.S. and Canada, excluding results of PLK China restaurants included in our RH segment (“INTL”); and
6.Restaurant Holdings – operations of Burger King restaurants acquired as part of the Carrols Acquisition and the operations of PLK China restaurants (“RH”).
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
•Company restaurant expenses comprised of costs associated with food, paper, labor, occupancy costs and depreciation of Company restaurants;
•franchise and property expenses comprised primarily of depreciation of properties leased to franchisees, rental expense associated with properties subleased to franchisees, amortization of franchise agreements and reacquired franchise rights, and bad debt expense (recoveries);
•advertising expenses and other services comprised primarily of expenses relating to marketing, advertising and promotion, including market research, production, advertising costs, sales promotions, social media campaigns, technology initiatives, depreciation and amortization and other related support functions for the respective brands. Our advertising expenses and other services are funded by contributions from franchisees and Company restaurants as well as our support initiatives behind marketing programs; and
•segment general and administrative expenses (“Segment G&A”) comprised primarily of salary and employee-related costs for non-restaurant employees, professional fees, information technology systems, general overhead for our corporate offices, share-based compensation and non-cash incentive compensation expense, and depreciation and amortization.

Intersegment Transactions
BK and INTL results include revenues and RH results include expenses from an intersegment franchisor-franchisee relationship. From the date of acquisition, BK results include royalty, property, advertising contribution and tech fees revenues recognized for intersegment transactions with Burger King restaurants acquired from Carrols, with corresponding expenses recognized by RH. From the date of acquisition, INTL results include royalty and advertising contribution revenues recognized for intersegment transactions with PLK China restaurants, with corresponding expenses recognized by RH. These intersegment revenues and expenses are eliminated in consolidation but are presented within segment results in a manner consistent with internal reporting used to assess performance and allocate resources.
RH Results
The changes in our results of operations for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 are partially driven by the inclusion of the results of operations of RH. The RH statement of operations data for the three and nine months ended September 30, 2024 is summarized as follows:

RH Segment (in millions of U.S. dollars)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenues:
Company restaurant sales	$441	$671
Total revenues	441	671
Food, beverage and packaging costs	123	187
Restaurant wages and related expenses	141	213
Restaurant occupancy and other expenses (a)	120	178
Company restaurant expenses	384	578
Advertising expenses and other services (b)	19	29
Reacquired franchise rights amortization (c)	10	14
Segment G&A	23	35
Adjustments:
Reacquired franchise rights amortization	10	14
Adjusted Operating Income	16	30
(a)Restaurant occupancy and other expenses includes intersegment royalties expense of $20 million and intersegment property expenses of $8 million during the three months ended September 30, 2024 and intersegment royalties expense of $30 million and intersegment property expenses of $12 million during the nine months ended September 30, 2024, which are eliminated in consolidation.
(b)Advertising expenses and other services includes intersegment advertising expenses and tech fees of $18 million and $28 million during the three and nine months ended September 30, 2024, respectively, which are eliminated in consolidation.
(c)Reacquired franchise rights amortization is included in franchise and property expenses in our condensed consolidated statements of operations.

Key Operating Metrics
Key performance indicators are shown for RBI's five franchisor operating segments — TH, BK, PLK, FHS and INTL. RH results for the Carrols BK restaurants and PLK China restaurants are included in the BK segment and INTL segment, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Operating Metrics	2024	2023	2024	2023
System-wide sales growth
TH	2.8%	8.1%	5.2%	11.8%
BK	(1.5)%	6.4%	0.0%	7.6%
PLK	(0.6)%	11.2%	4.6%	10.2%
FHS (a)	(1.3)%	7.0%	1.9%	7.5%
INTL	8.0%	15.6%	9.5%	19.4%
Consolidated	3.2%	10.9%	5.3%	13.1%
System-wide sales (in US$ millions)
TH	$1,952	$1,929	$5,616	$5,397
BK	$2,891	$2,938	$8,569	$8,571
PLK	$1,509	$1,520	$4,581	$4,382
FHS (a)	$301	$305	$918	$902
INTL	$4,780	$4,532	$13,513	$12,755
Consolidated (a)	$11,433	$11,224	$33,197	$32,007
Comparable sales
TH	2.3%	7.6%	4.5%	11.1%
BK	(0.7)%	6.6%	0.9%	7.8%
PLK	(4.0)%	5.6%	0.6%	4.5%
FHS (a)	(4.8)%	3.6%	(1.6)%	4.4%
INTL	1.8%	7.7%	2.8%	10.6%
Consolidated	0.3%	7.0%	2.2%	8.9%

			As of September 30,
			2024	2023
Net restaurant growth
TH			0.0%	(0.4)%
BK			(1.5)%	(2.4)%
PLK			4.1%	5.3%
FHS			3.9%	2.5%
INTL			7.6%	9.5%
Consolidated			3.8%	4.2%
Restaurant count
TH			4,504	4,502
BK			7,119	7,224
PLK			3,465	3,329
FHS			1,300	1,251
INTL			15,137	14,069
Consolidated			31,525	30,375

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

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023
Tabular amounts in millions of U.S. dollars unless noted otherwise. Total revenues and segment income for each segment may not calculate exactly due to rounding.

Consolidated	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2024	2023	Favorable / (Unfavorable)			2024	2023	Favorable / (Unfavorable)
Revenues:
Supply chain sales	$699	$706	$(7)	$(10)	$3	$2,008	$1,989	$19	$(20)	$39
Company restaurant sales	567	65	502	—	502	1,016	194	822	—	822
Franchise and property revenues	735	753	(18)	(9)	(9)	2,194	2,163	31	(24)	55
Advertising revenues and other services	290	313	(23)	(1)	(22)	892	856	36	(2)	38
Total revenues	2,291	1,837	454	(20)	474	6,110	5,202	908	(46)	954
Operating costs and expenses:
Supply chain cost of sales	559	572	13	8	5	1,616	1,620	4	16	(12)
Company restaurant expenses	473	58	(415)	—	(415)	848	172	(676)	—	(676)
Franchise and property expenses	134	119	(15)	2	(17)	394	372	(22)	3	(25)
Advertising expenses and other services	327	326	(1)	1	(2)	972	909	(63)	2	(65)
General and administrative expenses	176	169	(7)	—	(7)	534	507	(27)	—	(27)
(Income) loss from equity method investments	3	1	(2)	—	(2)	(69)	19	88	—	88
Other operating expenses (income), net	42	10	(32)	—	(32)	31	20	(11)	—	(11)
Total operating costs and expenses	1,714	1,255	(459)	11	(470)	4,326	3,619	(707)	21	(728)
Income from operations	577	582	(5)	(9)	4	1,784	1,583	201	(25)	226
Interest expense, net	147	143	(4)	—	(4)	442	430	(12)	—	(12)
Loss on early extinguishment of debt	1	16	15	—	15	33	16	(17)	—	(17)
Income before income taxes	429	423	6	(9)	15	1,309	1,137	172	(25)	197
Income tax expense	72	59	(13)	—	(13)	225	145	(80)	(1)	(79)
Net income	$357	$364	$(7)	$(9)	$2	$1,084	$992	$92	$(26)	$118
(a)We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.
Our operating results are impacted by a number of external factors, including consumer spending levels and general economic conditions.
Supply Chain Sales and Cost of Sales
During the three and nine months ended September 30, 2024, the changes in supply chain sales and supply chain cost of sales were driven by our TH segment.
Company Restaurant Sales and Expenses
During the three and nine months ended September 30, 2024, the increases in Company restaurant sales and Company restaurant expenses were primarily driven by an increase in Company restaurants due to restaurant acquisitions from franchisees.

Franchise and Property
During the three months ended September 30, 2024, the decrease in franchise and property revenues was primarily driven by the discontinuance of franchise and property revenues from restaurants acquired from franchisees and an unfavorable FX Impact, partially offset by an increase in royalties as a result of an increase in system-wide sales.
During the nine months ended September 30, 2024, the increase in franchise and property revenues was primarily driven by an increase in royalties as a result of increases in system-wide sales, partially offset by the discontinuance of franchise and property revenues from restaurants acquired from franchisees and an unfavorable FX Impact.
During the three months ended September 30, 2024, the increase in franchise and property expenses was primarily driven by the inclusion of reacquired franchise rights amortization primarily related to the Carrols Acquisition and bad debt expenses in the current year compared to bad debt recoveries in the prior year. These factors were partially offset by the reclassification of occupancy costs from franchise and property expenses to Company restaurant expenses related to restaurant acquisitions from franchisees.
During the nine months ended September 30, 2024, the increase in franchise and property expenses was primarily driven by the inclusion of reacquired franchise rights amortization primarily related to the Carrols Acquisition, an increase in convention expenses primarily at TH and an increase in bad debt expenses. These factors were partially offset by the reclassification of occupancy costs from franchise and property expenses to Company restaurant expenses related to restaurant acquisitions from franchisees.
Advertising and Other Services
During the three months ended September 30, 2024, the decrease in advertising revenues and other services was primarily driven by the discontinuance of advertising revenues and other services from restaurants acquired from franchisees, partially offset by an increase in advertising fund contributions by franchisees due to an increase in system-wide sales.
During the nine months ended September 30, 2024, the increase in advertising revenues and other services was primarily driven by an increase in advertising fund contributions by franchisees due to an increase in system-wide sales, an increase in advertising fund contributions from vendors, and an increase in tech fees. These factors were partially offset by the discontinuance of advertising revenues and other services from restaurants acquired from franchisees.
During the three months ended September 30, 2024, advertising expenses and other services remained consistent with the prior year.
During the nine months ended September 30, 2024, the increase in advertising expenses and other services was primarily driven by an increase in advertising fund contributions.

General and Administrative Expenses
Our general and administrative expenses consisted of the following:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			$	%			$	%
	2024	2023	Favorable / (Unfavorable)		2024	2023	Favorable / (Unfavorable)
Segment G&A:
TH	$36	$43	$7	16%	$116	$121	$5	4%
BK	32	37	5	14%	104	106	2	2%
PLK	19	21	2	10%	62	64	2	3%
FHS	11	14	3	21%	39	40	1	3%
INTL	48	49	1	2%	150	140	(10)	(7)%
RH	23	—	(23)	NM	35	—	(35)	NM
RH Transaction costs	4	—	(4)	NM	17	—	(17)	NM
FHS Transaction costs	—	—	—	NM	—	19	19	NM
Corporate restructuring and advisory fees	3	5	2	40%	11	17	6	35%
General and administrative expenses	$176	$169	$(7)	(4)%	$534	$507	$(27)	(5)%
NM - Not meaningful
In connection with the Carrols Acquisition and the PLK China Acquisition, we incurred certain non-recurring fees and expenses (“RH Transaction costs”) consisting primarily of professional fees, compensation related expenses and integration costs, all of which are classified as general and administrative expenses in the condensed consolidated statements of operations. We expect to incur additional RH Transaction costs through 2024 and into 2025.
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
During the three months ended September 30, 2024, the increase in general and administrative expenses was primarily driven by the inclusion of RH Segment G&A and RH Transaction costs during 2024, partially offset by decreases in TH, BK, PLK, FHS and INTL Segment G&A.
During the nine months ended September 30, 2024, the increase in general and administrative expenses was primarily driven by the inclusion of RH Segment G&A and RH Transaction costs during 2024 and an increase in INTL Segment G&A, partially offset by the non-recurrence of FHS Transaction costs, a decrease in Corporate restructuring and advisory fees and a decrease in TH, BK, PLK and FHS Segment G&A.

(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss as well as gains or losses from changes in our ownership interests in equity investees.
The change in (income) loss from equity method investments reflects changes in earnings of our equity method investments during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. Additionally, the change in (income) loss from equity method investments during the nine months ended September 30, 2024 reflects a $79 million gain recognized during the nine months ended September 30, 2024 in connection with the Carrols Acquisition that resulted in an increase in the value of our existing 15% equity interest in Carrols.
Other Operating Expenses (Income), net
Our other operating expenses (income), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$(4)	$30	$6	$19
Litigation settlements (gains) and reserves, net	1	1	2	(1)
Net losses (gains) on foreign exchange	44	(18)	15	(11)
Other, net	1	(3)	8	13
Other operating expenses (income), net	$42	$10	$31	$20
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
Other, net for the nine months ended September 30, 2023 is primarily related to payments in connection with FHS area representative buyouts.
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense, net	$147	$143	$442	$430
Weighted average interest rate on long-term debt	4.6%	5.0%	4.8%	5.0%
During the three and nine months ended September 30, 2024, interest expense, net increased primarily due to an increase in long-term debt, partially offset by a decrease in the weighted average interest rate.

Loss on Early Extinguishment of Debt
During the three and nine months ended September 30, 2024, we recorded a $1 million and $33 million loss on early extinguishment of debt, respectively, that primarily reflects expensing of fees and the write-off of unamortized debt issuance costs in connection with various amendments to our credit agreement and the full redemption of our outstanding 5.75% first lien senior notes due 2025. See Note 11, “Long-Term Debt,” to the notes to the condensed consolidated financial statements for additional details.
During the three and nine months ended September 30, 2023, we recorded a $16 million loss on early extinguishment of debt that primarily reflects expensing of fees and the write-off of unamortized debt issuance costs in connection with an amendment to our credit agreement.
Income Tax Expense
Our effective tax rate was 16.7% and 14.0% for the three months ended September 30, 2024 and 2023, respectively, and 17.2% and 12.8% for the nine months ended September 30, 2024 and 2023, respectively. The increase in our effective tax rate was primarily due to a favorable structural change that benefited 2023, the impact of the Carrols Acquisition in 2024 as well as such impact on our mix of income from multiple jurisdictions.
Net Income
We reported net income of $357 million for the three months ended September 30, 2024, compared to net income of $364 million for the three months ended September 30, 2023. The decrease in net income is primarily due to a $32 million unfavorable change in the results from other operating expenses (income), net, a $13 million increase in income tax expense and a $12 million increase in franchise agreement and reacquired franchise rights amortization. These factors were partially offset by the inclusion of $16 million of RH segment income, a $15 million decrease in loss on early extinguishment of debt, a $15 million increase in TH segment income, and a $5 million increase in INTL segment income. Amounts above include a total unfavorable FX Impact to net income of $9 million.
We reported net income of $1,084 million for the nine months ended September 30, 2024, compared to net income of $992 million for the nine months ended September 30, 2023. The increase in net income is primarily due to an $86 million favorable change from the impact of equity method investments primarily due to a gain in connection with the Carrols Acquisition, a $50 million increase in TH segment income, the inclusion of $30 million of RH segment income, the non-recurrence of $19 million of FHS Transaction costs, a $17 million increase in PLK segment income, a $16 million increase in INTL segment income, a $15 million increase in BK segment income and a $5 million increase in FHS segment income. These factors were partially offset by an $80 million increase in income tax expense, $17 million of RH Transaction costs, a $17 million increase in loss on early extinguishment of debt, a $15 million increase in franchise agreement and reacquired franchise rights amortization, a $12 million increase in interest expense, net, and an $11 million unfavorable change in the results from other operating expenses (income), net. Amounts above include a total unfavorable FX Impact to net income of $26 million.

Segment Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

TH Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2024	2023	Favorable / (Unfavorable)			2024	2023	Favorable / (Unfavorable)
Revenues:
Supply chain sales	$699	$706	$(7)	$(11)	$4	$2,008	$1,989	$20	$(20)	$40
Company restaurant sales	11	12	—	—	—	34	35	(1)	—	(1)
Franchise and property revenues	255	253	2	(4)	6	745	714	31	(8)	39
Advertising revenues and other services	79	82	(3)	(1)	(2)	226	216	10	(2)	12
Total revenues	1,044	1,052	(8)	(16)	8	3,013	2,954	60	(30)	90
Supply chain cost of sales	559	572	13	9	4	1,616	1,620	5	16	(12)
Company restaurant expenses	9	10	—	—	—	28	29	1	—	1
Franchise and property expenses	83	80	(3)	1	(4)	257	244	(13)	3	(16)
Advertising expenses and other services	78	84	6	1	5	235	227	(7)	2	(10)
Segment G&A	36	43	7	1	7	116	121	5	1	4
Adjustments:
Franchise agreement amortization (a)	2	2	—	—	—	5	5	—	—	—
Cash distributions received from equity method investments	4	4	—	—	—	11	10	1	—	1
Adjusted Operating Income	284	269	15	(4)	19	777	727	50	(8)	58
(a)Franchise agreement amortization is included in franchise and property expenses.
System-wide Sales
During the three months ended September 30, 2024, TH system-wide sales growth of 2.8% was primarily driven by comparable sales of 2.3%. During the nine months ended September 30, 2024, TH system-wide sales growth of 5.2% was primarily driven by comparable sales of 4.5%.
Supply Chain Sales and Cost of Sales
During the three months ended September 30, 2024, the decrease in supply chain sales was primarily driven by an unfavorable FX Impact and a decrease in CPG net sales, partially offset by an increase in equipment sales.
During the nine months ended September 30, 2024, the increase in supply chain sales was primarily driven by an increase in system-wide sales and an increase in equipment sales, partially offset by an unfavorable FX Impact and a decrease in CPG net sales.
During the three months ended September 30, 2024, the decrease in supply chain cost of sales was primarily driven by a favorable FX Impact, lower average cost of inventory, and a decrease in CPG sales, partially offset by an increase in equipment sales.
During the nine months ended September 30, 2024, the decrease in supply chain cost of sales was primarily driven by a favorable FX Impact and lower average cost of inventory, partially offset by an increase in equipment sales and an increase in supply chain sales.
Company Restaurant Sales and Expenses
During the three and nine months ended September 30, 2024, Company restaurant sales and expenses remained relatively consistent with the prior year.

Franchise and Property
During the three and nine months ended September 30, 2024, the increases in franchise and property revenues were primarily driven by increases in rent and royalties, as a result of increases in system-wide sales, partially offset by an unfavorable FX Impact.
During the three and nine months ended September 30, 2024, the increases in franchise and property expenses were primarily driven by increases in rent expense. Additionally, the increase in franchise and property expenses during the nine months ended September 30, 2024 reflects convention expenses, which are mostly offset by convention revenues. There were no convention revenues or expenses recognized during 2023.
Advertising and Other Services
During the three months ended September 30, 2024, the decrease in advertising revenues and other services was primarily driven by a decrease in other services revenue, partially offset by an increase in advertising fund contributions by franchisees as a result of an increase in system-wide sales.
During the nine months ended September 30, 2024, the increase in advertising revenues and other services was primarily driven by an increase in advertising fund contributions by franchisees as a result of an increase in system-wide sales, and an increase in other services revenue.
During the three months ended September 30, 2024, the decrease in advertising expenses and other services was primarily driven by a decrease in other services expense.
During the nine months ended September 30, 2024, the increase in advertising expenses and other services was primarily driven by an increase in advertising revenues and other services.
Segment G&A
During the three and nine months ended September 30, 2024, the decreases in Segment G&A were primarily driven by lower salary and employee-related costs for non-restaurant employees.

BK Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2024	2023	Favorable / (Unfavorable)			2024	2023	Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$60	$21	$39	$—	$39	$181	$64	$117	$—	$117
Franchise and property revenues (b)	179	183	(4)	—	(4)	533	542	(9)	—	(9)
Advertising revenues and other services (c)	122	124	(2)	—	(2)	363	347	16	—	16
Total revenues	362	329	33	—	33	1,076	952	124	(1)	124
Company restaurant expenses	56	20	(36)	—	(36)	166	59	(106)	—	(106)
Franchise and property expenses	32	32	1	—	1	92	100	8	—	8
Advertising expenses and other services	133	131	(2)	—	(2)	389	378	(11)	—	(11)
Segment G&A	32	37	5	—	5	104	106	2	—	2
Adjustments:
Franchise agreement amortization (a)	2	3	—	—	—	7	8	(1)	—	(1)
Adjusted Operating Income	112	111	1	—	1	332	317	15	—	15
(b)For three and nine months ended September 30, 2024, franchise and property revenues include intersegment revenues with RH consisting of royalties of $20 million and $30 million, respectively, and rent of $8 million and $12 million, respectively.
(c)For three and nine months ended September 30, 2024, advertising revenues and other services include intersegment revenues with RH consisting of advertising contributions and tech fees of $18 million and $28 million, respectively.

System-wide Sales
During the three months ended September 30, 2024, BK system-wide sales growth of (1.5)% was primarily driven by comparable sales of (0.7)% and net restaurant growth of (1.5)%. During the nine months ended September 30, 2024, BK system-wide sales growth was flat reflecting comparable sales of 0.9% and net restaurant growth of (1.5)%.
Company Restaurant Sales and Expenses
During the three and nine months ended September 30, 2024, the increases in Company restaurant sales and expenses were primarily driven by increases in Company restaurants due to non-Carrols restaurant acquisitions from franchisees.
Franchise and Property
During the three and nine months ended September 30, 2024, the decreases in franchise and property revenues was primarily driven by a decrease in royalties due to non-Carrols restaurant acquisitions from franchisees and restaurant closures as well as a decrease in system-wide sales during the three months ended September 30, 2024.
During the three months ended September 30, 2024, franchise and property expenses remained consistent with the prior year.
During the nine months ended September 30, 2024, the decrease in franchise and property expenses was primarily driven by bad debt recoveries in 2024 compared to bad debt expenses in 2023.
Advertising and Other Services
During the three months ended September 30, 2024, advertising revenues and other services remained consistent with the prior year.
During the nine months ended September 30, 2024, the increase in advertising revenues and other services was primarily driven by an increase in advertising fund contributions from vendors, partially offset by a decrease in advertising fund contributions from franchisees due to non-Carrols restaurant acquisitions from franchisees.
During the three months ended September 30, 2024, advertising expenses and other services remained consistent with the prior year.
During the nine months ended September 30, 2024, the increase in advertising expenses and other services was driven by an increase in advertising fund contributions.
Segment G&A
During the three and nine months ended September 30, 2024, the decreases in Segment G&A were primarily driven by lower salary and employee-related costs for non-restaurant employees.

PLK Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2024	2023	Favorable / (Unfavorable)			2024	2023	Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$44	$22	$22	$—	$22	$100	$66	$34	$—	$34
Franchise and property revenues	79	80	(1)	—	(1)	244	235	9	—	10
Advertising revenues and other services	72	75	(3)	—	(3)	223	210	13	—	13
Total revenues	195	177	17	—	17	567	510	57	—	57
Company restaurant expenses	38	20	(18)	—	(18)	86	58	(28)	—	(28)
Franchise and property expenses	2	2	—	—	—	10	10	—	—	—
Advertising expenses and other services	74	77	2	—	2	228	214	(14)	—	(14)
Segment G&A	19	21	2	—	2	62	64	2	—	2
Adjustments:
Franchise agreement amortization (a)	1	1	—	—	—	2	2	—	—	—
Adjusted Operating Income	62	58	4	—	4	182	165	17	—	17
System-wide Sales
During the three months ended September 30, 2024, PLK system-wide sales growth of (0.6)% was primarily driven by comparable sales of (4.0)%, partially offset by net restaurant growth of 4.1%. During the nine months ended September 30, 2024, PLK system-wide sales growth of 4.6% was primarily driven by net restaurant growth of 4.1% and comparable sales of 0.6%.
Company Restaurant Sales and Expenses
During the three and nine months ended September 30, 2024, the increases in Company restaurant sales and expenses were driven by PLK Company restaurants acquired in connection with the Carrols Acquisition.
Franchise and Property
During the three months ended September 30, 2024, franchise and property revenues remained relatively consistent with the prior year.
During the nine months ended September 30, 2024, the increase in franchise and property revenues was primarily driven by an increase in royalties, as a result of an increase in system-wide sales.
During the three and nine months ended September 30, 2024, franchise and property expenses remained consistent with the prior year.
Advertising and Other Services
During the three months ended September 30, 2024, the decrease in advertising revenues and other services was primarily driven by a decrease in advertising fund contributions by franchisees, as a result of a decrease in system-wide sales and PLK Company restaurants acquired in connection with the Carrols Acquisition.
During the nine months ended September 30, 2024, the increase in advertising revenues and other services was primarily driven by an increase in advertising fund contributions by franchisees as a result of an increase in system-wide sales and an increase in tech fees.
During the three months ended September 30, 2024, the decrease in advertising expenses and other services was primarily driven by the decrease in advertising revenues and other services.
During the nine months ended September 30, 2024, the increase in advertising expenses and other services was primarily driven by the increase in advertising revenues and other services.

Segment G&A
During the three and nine months ended September 30, 2024, Segment G&A remained relatively consistent with the prior year.

FHS Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2024	2023	Favorable / (Unfavorable)			2024	2023	Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$10	$10	$—	$—	$—	$31	$30	$1	$—	$1
Franchise and property revenues	27	27	1	—	1	79	73	6	—	6
Advertising revenues and other services	15	15	1	—	1	47	33	13	—	13
Total revenues	53	51	2	—	2	156	136	20	—	20
Company restaurant expenses	9	8	(1)	—	(1)	27	25	(1)	—	(1)
Franchise and property expenses	4	4	—	—	—	7	7	—	—	—
Advertising expenses and other services	16	15	(1)	—	(1)	48	34	(14)	—	(14)
Segment G&A	11	14	3	—	3	39	40	1	—	1
Adjustments:
Franchise agreement amortization (a)	—	—	—	—	—	1	1	—	—	—
Adjusted Operating Income	12	10	2	—	2	35	30	5	—	5
System-wide Sales
During the three months ended September 30, 2024, FHS system-wide sales growth of (1.3)% was primarily driven by comparable sales of (4.8)% and net restaurant growth of 3.9%. During the nine months ended September 30, 2024, FHS system-wide sales growth of 1.9% was primarily driven by net restaurant growth of 3.9%, partially offset by comparable sales of (1.6)%.
Segment Results
During the three months ended September 30, 2024, all revenues and expenses remained relatively consistent with the prior year.
During the nine months ended September 30, 2024, the most significant changes were related to advertising revenues and other services and advertising expenses and other services which primarily reflect modification of the advertising fund arrangements to be more consistent with those of our other brands.

INTL Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2024	2023	Favorable / (Unfavorable)			2024	2023	Favorable / (Unfavorable)
Revenues:
Franchise and property revenues	$222	$210	$12	$(4)	$16	$637	$600	$36	$(16)	$52
Advertising revenues and other services	20	18	3	—	3	61	50	11	—	11
Total revenues	243	228	15	(5)	19	698	650	48	(15)	63
Franchise and property expenses	8	1	(7)	—	(7)	20	10	(10)	—	(10)
Advertising expenses and other services	25	20	(5)	—	(6)	70	55	(15)	—	(15)
Segment G&A	48	49	1	(1)	2	150	140	(10)	(2)	(9)
Adjustments:
Franchise agreement amortization (a)	3	3	1	—	1	10	8	2	—	2
Adjusted Operating Income	166	161	5	(5)	10	468	452	16	(17)	33
System-wide Sales
During the three months ended September 30, 2024, INTL system-wide sales growth of 8.0% was primarily driven by net restaurant growth of 7.6% and comparable sales of 1.8%. During the nine months ended September 30, 2024, INTL system-wide sales growth of 9.5% was primarily driven by net restaurant growth of 7.6% and comparable sales of 2.8%.
Franchise and Property
During the three and nine months ended September 30, 2024, the increases in franchise and property revenues were primarily driven by increases in royalties, primarily at Burger King, as a result of increases in system-wide sales, partially offset by an unfavorable FX Impact.
During the three and nine months ended September 30, 2024, the increases in franchise and property expenses were primarily related to bad debt expenses in the current year compared to bad debt recoveries in the prior year.
Advertising and Other Services
During the three and nine months ended September 30, 2024, the increases in advertising revenues and other services were primarily driven by increases in advertising fund contributions from franchisees and vendors in the limited number of markets where we manage the advertising funds.
During the three and nine months ended September 30, 2024, the increases in advertising expenses and other services were primarily driven by increases in advertising revenues and timing of advertising expenses.
Segment G&A
During the three months ended September 30, 2024, Segment G&A remained relatively consistent with the prior year.
During the nine months ended September 30, 2024, the increase in Segment G&A was primarily driven by higher salary and employee-related costs for non-restaurant employees.
Non-GAAP Reconciliations
The table below contains information regarding Adjusted Operating Income, which is a non-GAAP measure. This non-GAAP measure does not have a standardized meaning under U.S. GAAP and may differ from a similar captioned measure of other companies in our industry. We believe this non-GAAP measure is useful to investors in assessing our operating performance, as it provides them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing this non-GAAP measure, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. Adjusted Operating Income is defined as income from operations excluding (i) franchise agreement and reacquired franchise rights intangible asset amortization as a result of acquisition accounting, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expenses incurred in connection with the Carrols Acquisition and the PLK China Acquisition consisting primarily of professional fees, compensation related expenses and integration costs; (ii) non-recurring fees and expense incurred in connection with the acquisition of Firehouse consisting of professional fees, compensation related expenses and integration costs; and (iii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements as well as services related to significant tax reform legislation and regulations. Management believes that these types of expenses are either not related to our underlying profitability drivers or not likely to re-occur in the foreseeable future and the varied timing, size and nature of these projects may cause volatility in our results unrelated to the performance of our core business that does not reflect trends of our core operations.
Adjusted Operating Income is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. Adjusted Operating Income, as defined above, also represents our measure of segment income for each of our operating segments.

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
			$			$
	2024	2023	Favorable / (Unfavorable)	2024	2023	Favorable / (Unfavorable)

Income from operations	$577	$582	$(5)	$1,784	$1,583	$201
Franchise agreement and reacquired franchise rights amortization	19	7	(12)	38	23	(15)
RH Transaction costs	4	—	(4)	17	—	(17)
FHS Transaction costs	—	—	—	—	19	19
Corporate restructuring and advisory fees	3	5	2	11	17	6
Impact of equity method investments (a)	7	5	(2)	(57)	29	86
Other operating expenses (income), net	42	10	(32)	31	20	(11)
Adjusted Operating Income	$652	$609	$43	$1,824	$1,691	$133

Segment income:
TH	$284	$269	$15	$777	$727	$50
BK	112	111	1	332	317	15
PLK	62	58	4	182	165	17
FHS	12	10	2	35	30	5
INTL	166	161	5	468	452	16
RH	16	—	16	30	—	30
Adjusted Operating Income	652	609	43	$1,824	$1,691	$133

(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.
The increase in Adjusted Operating Income for the three and nine months ended September 30, 2024 reflects an increase in segment income in all of our segments and the inclusion of RH segment income, partially offset by an unfavorable FX Impact of $10 million and $26 million, respectively.

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
As of September 30, 2024, we had cash and cash equivalents of $1,176 million and borrowing availability of $1,247 million under our senior secured revolving credit facility (the “Revolving Credit Facility”). Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
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
In September 2022, Burger King shared the details of its “Reclaim the Flame” plan to accelerate sales growth and drive franchisee profitability. We are investing $400 million over the life of the plan, comprised of $150 million in advertising and digital investments (“Fuel the Flame”) and $250 million in high-quality remodels and relocations, restaurant technology, kitchen equipment, and building enhancements (“Royal Reset”). During the nine months ended September 30, 2024, we funded $20 million toward the Fuel the Flame investment and $45 million toward our Royal Reset investment and as of September 30, 2024, we have funded a total of $93 million toward the Fuel the Flame investment and $107 million toward our Royal Reset investment since program inception.
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

On September 13, 2024, the Borrowers entered into an indenture in connection with the issuance of $500 million of 5.625% first lien senior notes due September 15, 2029 (the “5.625% First Lien Senior Notes due 2029”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 5.625% First Lien Senior Notes due 2029, together with cash on hand, were used to redeem in full our outstanding 5.75% first lien senior notes due 2025 and pay related fees and expenses.
On August 31, 2023, our board of directors approved a share repurchase authorization of up to $1,000 million of our common shares until September 30, 2025. This approval follows the expiration of RBI's prior two-year authorization to repurchase up to the same $1,000 million of our common shares. On September 12, 2024, we announced that the Toronto Stock Exchange (the “TSX”) had accepted and approved the notice of our intention to renew the normal course issuer bid, permitting the repurchase up to 31,981,466 common shares for the 12-month period ending on September 15, 2025. Share repurchases under the normal course issuer bid will be made through the facilities of the TSX, the New York Stock Exchange (the “NYSE”) and/or other exchanges and alternative Canadian or foreign trading systems, if eligible, or by such other means as may be permitted by the TSX and/or the NYSE under applicable law. Shareholders may obtain a copy of the prior notice, free of charge, by contacting us. During the nine months ended September 30, 2024, we did not repurchase any RBI common shares on the open market and as of September 30, 2024, had $500 million remaining under the authorization. Repurchases under the Company's authorization will be made in the open market or through privately negotiated transactions.
We generally provide applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of cash associated with unremitted earnings. We will continue to monitor our plans for such cash and related foreign earnings but our expectation is to continue to provide taxes on unremitted earnings that we expect to distribute.
On June 20, 2024, Canada enacted tax legislation to restrict the deduction of excessive interest and financing expenses (“EIFEL”) which is effective for taxation years beginning on or after October 1, 2023. As a result, we expect to have restricted interest and financing tax deductions for the current fiscal year, which will increase our cash taxes commencing in 2025.
Debt Instruments and Debt Service Requirements
As of September 30, 2024, our total debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our 3.875% First Lien Senior Notes due 2028, 3.50% First Lien Senior Notes due 2029, 6.125% First Lien Senior Notes due 2029, 5.625% First Lien Senior Notes due 2029, 4.375% Second Lien Senior Notes due 2028, 4.00% Second Lien Senior Notes due 2030 (together, the “Senior Notes”), TH Facility, and obligations under finance leases. For further information about our total debt, see Note 11 to the accompanying unaudited condensed consolidated financial statements included in this report.
As of September 30, 2024, there was $6,013 million outstanding principal amount under our Term Loan Facilities with a weighted average interest rate of 6.49%. The interest rate applicable to borrowings under our Term Loan A and Revolving Credit Facility is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (ii) Term SOFR (Secured Overnight Financing Rate), subject to a floor of 0.00%, plus an applicable margin varying between 0.75% to 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid. The interest rate applicable to borrowings under our Term Loan B is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75%, or (ii) Term SOFR, subject to a floor of 0.00%, plus an applicable margin of 1.75%.
Based on the amounts outstanding under the Term Loan Facilities and SOFR as of September 30, 2024, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $398 million in interest payments and $71 million in principal payments. In addition, based on SOFR as of September 30, 2024, net cash settlements that we expect to receive on our $4,120 million interest rate swaps are estimated to be approximately $106 million for the next twelve months. Based on the amounts outstanding at September 30, 2024, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $337 million in interest payments and no principal payments. Based on the amounts outstanding under the TH Facility as of September 30, 2024, required debt service for the next twelve months is estimated to be approximately $7 million in interest payments and $17 million in principal payments.
Restrictions and Covenants
As of September 30, 2024, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility, and the indentures governing our Senior Notes.
Cash Dividends
On October 4, 2024, we paid a dividend of $0.58 per common share and Partnership made a distribution in respect of each Partnership exchangeable unit in the amount of $0.58 per Partnership exchangeable unit.

Our board of directors has declared a cash dividend of $0.58 per common share, which will be paid on January 3, 2025 to common shareholders of record on December 20, 2024. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.58 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
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
Outstanding Security Data
As of October 30, 2024, we had outstanding 323,707,500 common shares and one special voting share. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of the Company, holders of our common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and our outstanding equity awards, see Note 13 to the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities on February 22, 2024.
There were 127,048,577 Partnership exchangeable units outstanding as of October 30, 2024. During the nine months ended September 30, 2024, Partnership exchanged 6,549,187 Partnership exchangeable units pursuant to exchange notices received. The holders of Partnership exchangeable units have the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership to determine to settle any such exchange for a cash payment in lieu of our common shares.
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $1,022 million for the nine months ended September 30, 2024, compared to $920 million during the same period in the prior year. The increase in cash provided by operating activities was primarily driven by an increase in segment income in TH, BK, PLK, INTL and FHS, the inclusion of RH segment income, and an increase in cash provided for working capital, partially offset by an increase in income tax payments and an increase in interest payments.
Investing Activities
Cash used for investing activities was $616 million for the nine months ended September 30, 2024, compared to $11 million during the same period in the prior year. This change was primarily driven by the Carrols Acquisition, an increase in capital expenditures and payments for the acquisition of non-Carrols restaurants from franchisees.
Financing Activities
Cash used for financing activities was $365 million for the nine months ended September 30, 2024, compared to $774 million during the same period in the prior year. The change in cash used for financing activities was driven primarily by an increase in proceeds from long-term debt and the non-recurrence of share repurchases in the current year, partially offset by an increase in repayments of long-term debt, including debt assumed in the Carrols Acquisition.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the nine months ended September 30, 2024 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC and Canadian securities regulatory authorities on February 22, 2024.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of September 30, 2024. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
We are in the process of integrating Carrols into our overall internal control over financial reporting processes.
Internal Control Over Financial Reporting
The Company’s management, including the CEO and CFO, confirm there were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the integration of Carrols as described above.
Special Note Regarding Forward-Looking Statements
Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) the effects of macro-economic trends on our results of operations, business, liquidity, prospects and restaurant operations and those of our franchisees; (ii) our expectation regarding additional investments in Burger King restaurants acquired as part of the Carrols Acquisition; (iii) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (iv) our exposure to changes in interest rates and foreign currency exchange rates and the impact of changes in interest rates and foreign currency exchange rates on the amount of our interest payments, future results of operations and future cash flows; (v) certain tax matters, including our estimates with respect to tax matters and their impact on future periods; (vi) the amount of net cash settlements we expect to pay or receive on our derivative instruments; (vii) certain accounting matters; (viii) RH Transaction Costs and (ix) deferred tax treatment on unremitted earnings.

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

Part II – Other Information
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 16, Commitments and Contingencies.
Item 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

10.91
Purchase Agreement, dated September 3, 2024, among Morgan Stanley & Co. LLC as representative of the several Initial Purchasers (as defined therein), the Issuers (as defined therein) and the Guarantors (as defined therein).

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

RESTAURANT BRANDS INTERNATIONAL INC. (Registrant)

Date: November 5, 2024	By:	/s/ Sami Siddiqui
		Name:	Sami Siddiqui
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)