Form 10-Q
period 2025-03-31
Restaurant Brands International Inc.
filed 2025-05-08
CIK 1618756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-36786

 RESTAURANT BRANDS INTERNATIONAL INC.
(Exact Name of Registrant as Specified in its Charter)

Canada					98-1202754
(State or Other Jurisdiction of					(I.R.S. Employer
Incorporation or Organization)					Identification No.)

5707 Blue Lagoon Drive
	Miami,	Florida	United States	33126
(Address of Principal Executive Offices and Zip Code)
(305) 378-3000
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2025, there were 327,643,299 common shares of the Registrant outstanding. In addition, as of May 1, 2025, there were 126,983,115 Class B exchangeable limited partnership units of Restaurant Brands International Limited Partnership which are exchangeable, on a one for one basis, into common shares of the Registrant.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data, Unaudited)

	As of
	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$899	$1,334
Accounts and notes receivable, net of allowance of $46 and $57, respectively	677	698
Inventories, net	159	142
Prepaids and other current assets	150	108
Assets held for sale - discontinued operations	645	—
Total current assets	2,530	2,282
Property and equipment, net of accumulated depreciation and amortization of $1,131 and $1,087, respectively	2,217	2,236
Operating lease assets, net	1,862	1,852
Intangible assets, net	10,932	10,922
Goodwill	6,099	5,986
Other assets, net	1,241	1,354
Total assets	$24,881	$24,632
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$697	$765
Other accrued liabilities	1,029	1,141
Gift card liability	183	236
Current portion of long-term debt and finance leases	218	222
Liabilities held for sale - discontinued operations	500	—
Total current liabilities	2,627	2,364
Long-term debt, net of current portion	13,441	13,455
Finance leases, net of current portion	280	286
Operating lease liabilities, net of current portion	1,783	1,770
Other liabilities, net	733	706
Deferred income taxes, net	1,193	1,208
Total liabilities	20,057	19,789
Shareholders’ equity:
Common shares, no par value; Unlimited shares authorized at March 31, 2025 and December 31, 2024; 327,629,161 shares issued and outstanding at March 31, 2025; 324,426,589 shares issued and outstanding at December 31, 2024	2,430	2,357
Retained earnings	1,811	1,860
Accumulated other comprehensive income (loss)	(1,125)	(1,107)
Total Restaurant Brands International Inc. shareholders’ equity	3,116	3,110
Noncontrolling interests	1,708	1,733
Total shareholders’ equity	4,824	4,843
Total liabilities and shareholders’ equity	$24,881	$24,632
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data, Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Supply chain sales	$611	$627
Company restaurant sales	558	102
Franchise and property revenues	663	712
Advertising revenues and other services	277	298
Total revenues	2,109	1,739
Operating costs and expenses:
Supply chain cost of sales	496	517
Company restaurant expenses	468	89
Franchise and property expenses	130	126
Advertising expenses and other services	311	311
General and administrative expenses	191	173
(Income) loss from equity method investments	(5)	(3)
Other operating expenses (income), net	83	(18)
Total operating costs and expenses	1,674	1,195
Income from operations	435	544
Interest expense, net	130	148
Income from continuing operations before income taxes	305	396
Income tax expense from continuing operations	82	68
Net income from continuing operations	223	328
Net loss from discontinued operations (net of tax of $0)	2	—
Net income	221	328
Net income attributable to noncontrolling interests (Note 13)	62	98
Net income attributable to common shareholders	$159	$230
Earnings per common share
Basic net income per share from continuing operations	$0.49	$0.73
Basic net loss per share from discontinued operations	$0.00	$—
Basic net income per share	$0.49	$0.73

Diluted net income per share from continuing operations	$0.49	$0.72
Diluted net loss per share from discontinued operations	$0.00	$—
Diluted net income per share	$0.49	$0.72

Weighted average shares outstanding (in millions):
Basic	326	314
Diluted	456	453
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars, Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$221	$328

Foreign currency translation adjustment	102	(240)
Net change in fair value of net investment hedges, net of tax of $(12) and $3	(75)	134
Net change in fair value of cash flow hedges, net of tax of $11 and $(26)	(30)	69
Amounts reclassified to earnings of cash flow hedges, net of tax of $8 and $8	(21)	(22)
Gain (loss) recognized on other, net of tax of $0 and $0	(1)	—
Other comprehensive income (loss)	(25)	(59)
Comprehensive income (loss)	196	269
Comprehensive income (loss) attributable to noncontrolling interests	55	80
Comprehensive income (loss) attributable to common shareholders	$141	$189

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(In millions of U.S. dollars, except shares and per share data, Unaudited)

	Issued Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balances at December 31, 2024	324,426,589	$2,357	$1,860	$(1,107)	$1,733	$4,843
Stock option exercises	221,007	13	—	—	—	13
Share-based compensation	—	44	—	—	—	44
Issuance of shares	2,926,103	10	—	—	—	10
Dividends declared ($0.62 per share)	—	—	(203)	—	—	(203)
Dividend equivalents declared on restricted stock units	—	5	(5)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.62 per unit)	—	—	—	—	(79)	(79)
Exchange of Partnership exchangeable units for RBI common shares	55,462	1	—	—	(1)	—
Net income	—	—	159	—	62	221
Other comprehensive income (loss)	—	—	—	(18)	(7)	(25)
Balances at March 31, 2025	327,629,161	$2,430	$1,811	$(1,125)	$1,708	$4,824
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(In millions of U.S. dollars, except shares and per share data, Unaudited)

	Issued Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balances at December 31, 2023	312,454,851	$1,973	$1,599	$(706)	$1,864	$4,730
Stock option exercises	721,052	39	—	—	—	39
Share-based compensation	—	42	—	—	—	42
Issuance of shares	3,204,316	17	—	—	—	17
Dividends declared ($0.58 per share)	—	—	(184)	—	—	(184)
Dividend equivalents declared on restricted stock units	—	5	(5)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.58 per unit)	—	—	—	—	(77)	(77)
Exchange of Partnership exchangeable units for RBI common shares	2,220	—	—	—	—	—
Noncontrolling interest distributions	—	—	—	—	(1)	(1)
Net income	—	—	230	—	98	328
Other comprehensive income (loss)	—	—	—	(41)	(18)	(59)
Balances at March 31, 2024	316,382,439	$2,076	$1,640	$(747)	$1,866	$4,835
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars, Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$221	$328
Net loss from discontinued operations	2	—
Net income from continuing operations	223	328
Depreciation and amortization	71	49
Amortization of deferred financing costs and debt issuance discount	6	6
(Income) loss from equity method investments	(5)	(3)
(Gain) loss on remeasurement of foreign denominated transactions	75	(23)
Net (gains) losses on derivatives	(51)	(41)
Share-based compensation and non-cash incentive compensation expense	48	46
Deferred income taxes	15	18
Other non-cash adjustments, net	11	7
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	15	(6)
Inventories and prepaids and other current assets	(39)	7
Accounts and drafts payable	(51)	(46)
Other accrued liabilities and gift card liability	(187)	(175)
Tenant inducements paid to franchisees	(6)	(5)
Changes in other long-term assets and liabilities	(7)	(14)
Net cash provided by operating activities from continuing operations	118	148
Cash flows from investing activities:
Payments for additions of property and equipment	(64)	(26)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	10	2
Net payments for acquisition of franchised restaurants, net of cash acquired	(151)	(23)
Settlement/sale of derivatives, net	21	16
Net cash used for investing activities from continuing operations	(184)	(31)
Cash flows from financing activities:
Repayments of long-term debt and finance leases	(33)	(24)
Payment of common share dividends and Partnership exchangeable unit distributions	(262)	(245)
Proceeds from stock option exercises	13	39
Proceeds from derivatives	17	28
Other financing activities, net	—	(1)
Net cash used for financing activities from continuing operations	(265)	(203)
Net cash used for discontinued operations	(26)	—
Effect of exchange rates on cash and cash equivalents	3	(4)
Decrease in cash and cash equivalents, including cash classified as assets held for sale - discontinued operations	(354)	(90)
Increase in cash classified as assets held for sale - discontinued operations	(81)	—
Decrease in cash and cash equivalents	(435)	(90)
Cash and cash equivalents at beginning of period	1,334	1,139
Cash and cash equivalents at end of period	$899	$1,049
Supplemental cash flow disclosures:
Interest paid	$153	$170
Income taxes paid	$190	$87
Accruals for additions of property and equipment	$18	$—
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Organization
Restaurant Brands International Inc. (the “Company”, “RBI”, “we”, “us” or “our”) is a Canadian corporation that serves as the sole general partner of Restaurant Brands International Limited Partnership (“Partnership”). We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons”), fast food hamburgers principally under the Burger King® brand (“Burger King”), chicken under the Popeyes® brand (“Popeyes”) and sandwiches under the Firehouse Subs® brand (“Firehouse”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of March 31, 2025, we franchised or owned 6,039 Tim Hortons restaurants, 19,716 Burger King restaurants, 5,015 Popeyes restaurants and 1,379 Firehouse Subs restaurants, for a total of 32,149 restaurants, and operate in more than 120 countries and territories. As of March 31, 2025, over 90% of current system-wide restaurants are franchised.
All references to “$” or “dollars” are to the currency of the United States unless otherwise indicated. All references to “Canadian dollars” or “C$” are to the currency of Canada unless otherwise indicated.
Basis of Presentation and Consolidation
We have prepared the accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC and Canadian securities regulatory authorities on February 21, 2025.
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
Certain prior year amounts in the accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements have been reclassified in order to be comparable with the current year classifications. These reclassifications did not arise as a result of any changes to accounting policies and relate entirely to presentation, with no effect on previously reported net income.

New Accounting Pronouncements
Improvements to Income Tax Disclosures – In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance that expands income tax disclosures for public entities, including requiring enhanced disclosures related to the rate reconciliation and income taxes paid information. The guidance is effective for annual disclosures for fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance should be applied on a prospective basis, with retrospective application to all prior periods presented in the financial statements permitted. We are currently evaluating the impact this new guidance will have on our disclosures upon adoption and expect to provide additional detail and disclosures under this new guidance.
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
Note 2. Earnings (Loss) per Share
An economic interest in Partnership common equity is held by the holders of Class B exchangeable limited partnership units (the “Partnership exchangeable units”), which is reflected as a noncontrolling interest in our equity. See Note 13, Shareholders’ Equity.
Basic and diluted earnings per share are computed using the weighted average number of shares outstanding for the period. We apply the treasury stock method to determine the dilutive weighted average common shares represented by outstanding equity awards, unless the effect of their inclusion is anti-dilutive. The diluted earnings per share calculation assumes conversion of 100% of the Partnership exchangeable units under the “if converted” method. Accordingly, the numerator is also adjusted to include the earnings allocated to the holders of noncontrolling interests.

The following table summarizes the basic and diluted earnings per share calculations (in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income from continuing operations attributable to common shareholders - basic	$160	$230
Add: Net income from continuing operations attributable to noncontrolling interests	63	97
Net income from continuing operations available to common shareholders and noncontrolling interests - diluted	$223	$327

Net loss from discontinued operations	$2	$—

Net income attributable to common shareholders - basic	$159	$230
Add: Net income attributable to noncontrolling interests	62	97
Net income available to common shareholders and noncontrolling interests - diluted	$221	$327

Denominator:
Weighted average common shares - basic	326	314
Exchange of noncontrolling interests for common shares (Note 13)	127	134
Effect of other dilutive securities	3	5
Weighted average common shares - diluted	456	453

Basic net income per share from continuing operations (a)	$0.49	$0.73
Basic net loss per share from discontinued operations (a)	$0.00	$—
Basic net income per share (a)	$0.49	$0.73

Diluted net income per share from continuing operations (a)	$0.49	$0.72
Diluted net loss per share from discontinued operations (a)	$0.00	$—
Diluted net income per share (a)	$0.49	$0.72

Anti-dilutive securities outstanding	5	3
(a) Earnings (loss) per share may not recalculate exactly as it is calculated based on unrounded numbers.

Note 3. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized franchise fees and upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities on a consolidated basis between December 31, 2024 and March 31, 2025 (in millions):

Contract Liabilities
Balance at December 31, 2024	$517
Recognized during period and included in the contract liability balance at the beginning of the year	(13)
Increase, excluding amounts recognized as revenue during the period	8
Effective settlement of pre-existing contract liabilities in connection with BK China Acquisition (Note 6)	(17)
Impact of foreign currency translation	6
Balance at March 31, 2025	$501
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) on a consolidated basis as of March 31, 2025 (in millions):

Contract liabilities expected to be recognized in
Remainder of 2025	$40
2026	49
2027	46
2028	43
2029	41
Thereafter	282
Total	$501
Disaggregation of Total Revenues
Refer to Note 5, Segment Reporting, for definition of our segments. The following tables disaggregate revenue by segment (in millions):

	Three Months Ended March 31, 2025
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$611	$—	$—	$—	$—	$—	$—	$611
Company restaurant sales	10	59	46	11	—	432	—	558
Royalties	73	114	72	18	187	—	(19)	445
Property revenues	137	52	4	—	1	—	(9)	185
Franchise fees and other revenue	8	2	3	8	12	—	—	33
Advertising revenues and other services	64	129	69	17	18	—	(20)	277
Total revenues	$903	$356	$194	$54	$218	$432	$(48)	$2,109
(a)Represents elimination of intersegment revenues that consists of royalties, property and advertising and other services revenue recognized by BK and INTL from intersegment transactions with RH.

	Three Months Ended March 31, 2024
	TH	BK	PLK	FHS	INTL	Total
Supply chain sales	$627	$—	$—	$—	$—	$627
Company restaurant sales	11	58	23	10	—	102
Royalties	77	116	75	17	188	473
Property revenues	147	56	3	—	—	206
Franchise fees and other revenue	7	3	2	8	13	33
Advertising revenues and other services	70	117	75	15	21	298
Total revenues	$939	$350	$178	$50	$222	$1,739
Note 4. Leases
Property revenues consist primarily of lease income from operating leases and earned income on direct financing leases and sales-type leases with franchisees as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Lease income - operating leases
Minimum lease payments	$87	$94
Variable lease payments	97	108
Subtotal - lease income from operating leases	184	202
Earned income on direct financing and sales-type leases	1	4
Total property revenues	$185	$206
Note 5. Segment Reporting
As stated in Note 1, Description of Business and Organization, we manage four brands: Tim Hortons, Burger King, Popeyes and Firehouse Subs.
Our management structure and information regularly reviewed by our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), reflects five operating and reportable segments that reflect our franchisor operations consistent with how the business will be managed long-term. Additionally, following the Carrols Acquisition (see Note 7, Carrols Acquisition) and PLK China Acquisition (see note 8, Equity Method Investments) in the second quarter of 2024, we established a sixth operating and reportable segment, which includes results from the Burger King restaurants acquired as part of the Carrols Acquisition, the PLK China restaurants and the results from Firehouse Subs Brazil (“FHS Brazil”) beginning in 2025, to reflect the manner in which our CODM manages and assesses performance of these acquired businesses. As a result, we are reporting results under six operating and reportable segments consisting of the following:
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
3.Popeyes Louisiana Kitchen – operations of our Popeyes brand in the U.S. and Canada (“PLK”);
4.Firehouse Subs – operations of our Firehouse Subs brand in the U.S. and Canada (“FHS”);
5.International – operations of each of our brands outside the U.S. and Canada, excluding results of PLK China and FHS Brazil restaurants included in our RH segment and, commencing in the first quarter of 2025, results of restaurants acquired in connection with the BK China Acquisition which are included in net loss from discontinued operations (“INTL”); and
6.Restaurant Holdings – operations of Burger King restaurants acquired as part of the Carrols Acquisition and the operations of PLK China and FHS Brazil restaurants (“RH”).

Our measure of segment income is Adjusted Operating Income which represents income from operations adjusted to exclude (i) franchise agreement and reacquired franchise right intangible asset amortization as a result of acquisition accounting, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expenses incurred in connection with the Carrols Acquisition, the PLK China Acquisition, and the BK China Acquisition consisting primarily of professional fees, compensation-related expenses, and integration costs (“RH and BK China Transaction costs”); and (ii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements as well as services related to significant tax reform legislation and regulations (“Corporate restructuring and advisory fees”).
The following tables present total segment revenues, significant segment expenses that are regularly reviewed by the CODM to manage and assess segment performance and segment income, as well as depreciation and amortization, (income) loss from equity method investments, and capital expenditures by segment (in millions). For the periods referenced, segment franchise and property expenses (“Segment F&P expenses”) for each segment exclude franchise agreement and reacquired franchise rights amortization and Segment G&A for each segment excludes RH and BK China Transaction costs, and Corporate restructuring and advisory fees. For segment reporting purposes, capital expenditures include payments for additions of property and equipment during the period, as well as the change in accruals for additions of property and equipment since the prior period.

	Three Months Ended March 31, 2025
	TH	BK	PLK	FHS	INTL	RH	ELIM	Total
Revenues from external customers	$903	$308	$194	$54	$218	$432	$—	$2,109
Intersegment revenues (a)	—	48	—	—	—	—	(48)	—
Total revenues	$903	$356	$194	$54	$218	$432	$(48)	$2,109

Operating costs and expenses:
Supply chain cost of sales	496	—	—	—	—	—	—	496
Company restaurant expenses (b)	9	55	39	9	—	379	(23)	468
Segment F&P expenses	78	31	2	2	5	—	(4)	114
Advertising expenses and other services	66	132	72	17	23	21	(20)	311
Segment G&A	37	36	21	14	52	24	—	184
Adjustments:
Cash distributions received from equity method investments	3	—	—	—	—	—	—	3
Adjusted Operating Income	220	103	60	11	138	7	—	539

Additional segment information:
Depreciation and amortization	27	13	3	1	7	20	—	71
(Income) loss from equity method investments	(3)	—	—	—	(2)	—	—	(5)
Capital expenditures	5	5	2	1	2	16	—	31
(a)Consists of BK and INTL royalties, property revenues, advertising contribution revenues and tech fees from intersegment transactions with RH.
(b)The components of Company restaurant expenses for our RH segment are included below.

	Three Months Ended March 31, 2024
	TH	BK	PLK	FHS	INTL	Total
Total revenues	$939	$350	$178	$50	$222	$1,739

Operating costs and expenses:
Supply chain cost of sales	517	—	—	—	—	517
Company restaurant expenses	9	52	19	9	—	89
Segment F&P expenses	80	31	1	1	5	118
Advertising expenses and other services	70	125	77	15	24	311
Segment G&A	42	36	22	14	53	167
Adjustments:
Cash distributions received from equity method investments	3	—	—	—	—	3
Adjusted Operating Income	224	106	58	10	142	540

Additional segment information:
Depreciation and amortization	28	11	3	1	6	49
(Income) loss from equity method investments	(4)	(1)	—	—	2	(3)
Capital expenditures	8	13	1	1	3	26
The following table presents the components of Company restaurant expenses for our RH segment (in millions):

Three Months Ended March 31, 2025
Company restaurant expenses for RH segment
Food, beverage and packaging costs	$121
Restaurant wages and related expenses	145
Restaurant occupancy expense and other	113
Total	$379
The following tables present revenues by country (in millions):

	Three Months Ended March 31,
	2025	2024
Revenues by country (c):
United States	$1,073	$661
Canada	815	856
Other	221	222
Total revenues	$2,109	$1,739
(c)Only the United States and Canada represented 10% or more of our total revenues in each period presented.

Our CODM manages assets on a consolidated basis. Accordingly, segment assets are not reported to our CODM or used in his decisions to allocate resources or assess performance of the segments. Therefore, total segment assets and long-lived assets have not been disclosed.
Adjusted Operating Income is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. A reconciliation of segment income to net income from continuing operations consists of the following (in millions):

	Three Months Ended March 31,
	2025	2024
Segment income:
TH	$220	$224
BK	103	106
PLK	60	58
FHS	11	10
INTL	138	142
RH	7	—
Adjusted Operating Income	539	540
Franchise agreement and reacquired franchise rights amortization	16	8
RH and BK China Transaction costs	6	4
Corporate restructuring and advisory fees	1	2
Impact of equity method investments (a)	(2)	—
Other operating expenses (income), net	83	(18)
Income from operations	435	544
Interest expense, net	130	148
Income tax expense from continuing operations	82	68
Net income from continuing operations	$223	$328
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 6. BK China
Prior to February 14, 2025, we owned an equity interest in Pangaea Foods (China) Holdings Ltd. (“BK China”), which we accounted for primarily as an equity method investment. On February 14, 2025, we acquired substantially all of the remaining equity interests of BK China for approximately $151 million in an all-cash transaction funded by cash on hand (the “BK China Acquisition”). We plan to hold our controlling interest in BK China temporarily and have been in discussions with several potential partners to acquire the controlling interest from us and inject primary capital into the business, which we expect to occur within twelve months of the BK China Acquisition. We determined the criteria for classification as held for sale were met on the acquisition date and presented the financial position and results of operations of BK China as discontinued operations in our condensed consolidated financial statements beginning on the date of acquisition on a one month lag with no material impact to consolidated results. Refer to the “Discontinued Operations” section within this footnote below for further details.
The BK China Acquisition was accounted for as a step acquisition, which required remeasurement of our existing ownership interest in BK China to fair value. We utilized an income approach to determine the fair value of our existing equity interest. This resulted in an increase in the value of our existing equity interest and the recognition of a gain of $2 million (the “BK China Step Acquisition Gain”), which is included in (Income) loss from equity method investments in our condensed consolidated statement of operations for the three months ended March 31, 2025.

Purchase price consideration in connection with the BK China Acquisition totaled $149 million, consisting of the cash purchase price of $151 million plus the fair value of our existing interest of $11 million less the effective settlement of pre-existing balances with BK China related to franchise agreements prior to the date of acquisition of $13 million.
Our preliminary allocation of the purchase price to net assets acquired includes property, plant and equipment of $116 million, operating lease right of use assets of $160 million, goodwill of $308 million, outstanding current debt assumed of $178 million, operating lease liabilities of $157 million, and other net liabilities of $100 million. Goodwill is considered to represent the value associated with the workforce and benefits anticipated to be realized by our INTL segment for future restaurant growth. The preliminary fair value estimates are based on management’s analysis, including preliminary work performed by third-party valuation specialists. During the measurement period, we will continue to obtain information to assist in determining the fair value of the net assets acquired. During the three months ended March 31, 2025, we assigned $108 million of goodwill to a reporting unit in the INTL segment. Goodwill arising from the BK China Acquisition that was not assigned to a reporting unit in the INTL segment is part of the disposal group and classified as Assets held for sale – discontinued operations in our condensed consolidated balance sheet.
Supplemental pro forma net income from continuing operations, assuming the BK China Acquisition had occurred on January 1, 2024, would not differ materially from the results reported during the three months ended March 31, 2025 and 2024.
Discontinued Operations
Upon determining that a disposal group meets the criteria to be classified as held for sale, we measure it at the lower of its carrying value or fair value less costs to sell. Fair value less costs to sell is assessed each period the disposal group remains classified as held-for-sale, with any subsequent changes recognized as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the disposal group at the time it was initially classified as held for sale.
Upon classification as held for sale, we cease depreciation and amortization of long-lived assets included in a disposal group. The assets and liabilities of BK China are classified as Assets held for sale – discontinued operations and Liabilities held for sale – discontinued operations, respectively, in our condensed consolidated balance sheet. During the three months ended March 31, 2025, we provided $107 million of funding to BK China. Cash and cash equivalents for BK China was $87 million as of March 31, 2025, reflected in assets held for sale – discontinued operations.
Net cash provided by (used for) discontinued operations consists of the following (in millions):

Three Months Ended March 31, 2025
Cash flows from discontinued operations:
Net cash used for operating activities from discontinued operations	$(15)
Net cash used for financing activities from discontinued operations	(11)
Net cash used for discontinued operations	$(26)

Note 7. Carrols Acquisition
Prior to May 16, 2024, we owned a 15% equity interest in Carrols Restaurant Group, Inc. (“Carrols”), which was accounted for as an equity method investment. On May 16, 2024, we acquired the remaining 85% of Carrols issued and outstanding shares that were not already held by us or our affiliates for $9.55 per share in an all cash transaction (the “Carrols Acquisition”) in order to accelerate the reimaging of restaurants before refranchising the majority of the acquired portfolio to new or existing smaller franchise operations. The Carrols Acquisition was accounted for as a business combination by applying the acquisition method of accounting and Carrols became a consolidated subsidiary.
The acquisition of the 85% equity interest of Carrols was accounted for as a step acquisition, which required remeasurement of our existing 15% ownership interest in Carrols to fair value. We utilized the $9.55 per share acquisition price to determine the fair value of the existing equity interest. This resulted in an increase in the value of our existing 15% equity interest and the recognition of a gain of $79 million (the “Carrols Step Acquisition Gain”), which was recognized in (Income) loss from equity method investments in our condensed consolidated statements of operations during the second quarter of 2024.

Total cash paid in connection with the Carrols Acquisition was $543 million. Additionally, in connection with the Carrols Acquisition, we assumed approximately $431 million of outstanding debt, all of which was fully extinguished as of June 30, 2024. The cash purchase price and extinguishment of debt assumed in the Carrols Acquisition were funded with a combination of cash on hand and $750 million of incremental borrowings under our senior secured term loan facility.
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
Fees and expenses related to the Carrols Acquisition and related financings totaled approximately $11 million during 2024, consisting of professional fees and compensation related expenses which are classified as general and administrative expenses in the accompanying condensed consolidated statements of operations (the “Carrols Acquisition Costs”).
During the three months ended March 31, 2025, we adjusted our preliminary estimate of the fair value of net assets acquired and finalized acquisition accounting for the Carrols Acquisition. The final allocation of consideration to the net tangible and intangible assets acquired is presented in the table below (in millions):

May 16, 2024
Total current assets	$81
Property and equipment	296
Reacquired franchise rights	363
Operating lease assets	705
Other assets	24
Accounts and drafts payable	(13)
Other accrued liabilities	(150)
Current portion of long-term debt and finance leases	(434)
Finance leases, net of current portion	(9)
Operating lease liabilities, net of current portion	(684)
Other liabilities	(10)
Total identifiable net assets	169
Goodwill	479
Total consideration	$648
The adjustments to the preliminary estimate of net assets acquired resulted in a $2 million decrease to the preliminary estimated goodwill, reflecting a $2 million increase in the estimated fair value of property and equipment.
Reacquired franchise rights, which represent the fair value of reacquired franchise agreements determined using the excess earnings method, are amortized over the remaining term of the reacquired franchise agreement and have an estimated weighted average remaining term of 12 years.
Goodwill is considered to represent the value associated with the workforce and synergies anticipated to be realized as a combined company, including synergies expected to benefit the BK segment as a result of accelerating remodels of Burger King restaurants acquired in the Carrols Acquisition. During the three months ended March 31, 2025, we assigned $362 million and $117 million of goodwill to reporting units in the RH and BK segments, respectively. None of the goodwill will be deductible for tax purposes.

Supplemental Pro Forma Information
The following table presents unaudited supplemental pro forma consolidated revenue for the three months ended March 31, 2024, as if the Carrols Acquisition had occurred on January 1, 2023 (in millions):

Three Months Ended March 31, 2024
Total revenues	$2,144
The unaudited supplemental pro forma consolidated revenue gives effect to actual revenues prior to the Carrols Acquisition, adjusted to exclude the elimination of intercompany transactions. Other than the impact of the Step Acquisition Gain and Carrols Acquisition Costs (as discussed above), supplemental pro forma net earnings, assuming the Carrols Acquisition had occurred on January 1, 2024, would not be materially different from the results reported during the three months ended March 31, 2024.
The unaudited pro forma information has been prepared for comparative purposes only, in accordance with the acquisition method of accounting, and is not necessarily indicative of the results of operations that would have occurred if the Carrols Acquisition had been completed on the date indicated, nor is it indicative of our future operating results.
Note 8. Equity Method Investments
As discussed in Note 6, BK China, prior to February 14, 2025, we owned an equity interest in BK China, which we accounted for primarily as an equity method investment. In connection with the BK China Acquisition, we acquired substantially all of the remaining equity interest of BK China, resulting in the BK China Step Acquisition Gain. As a result of the BK China Acquisition, BK China became a consolidated subsidiary beginning on February 14, 2025.
As discussed in Note 7, Carrols Acquisition, prior to May 16, 2024, we owned a 15% equity interest in Carrols, which was accounted for as an equity method investment. In connection with the Carrols Acquisition, we acquired the remaining 85% equity interest in Carrols, resulting in the Carrols Step Acquisition Gain. As a result of the Carrols Acquisition, Carrols became a consolidated subsidiary beginning on May 16, 2024.
The aggregate carrying amounts of our equity method investments were $114 million and $113 million as of March 31, 2025 and December 31, 2024, respectively, and are included as a component of Other assets, net in our accompanying condensed consolidated balance sheets.
Except for the following equity method investments, no quoted market prices are available for our other equity method investments. The aggregate market value of our 6.4% equity interest in Zamp S.A. (formerly BK Brasil Operação e Assessoria a Restaurantes S.A.) based on the quoted market price on March 31, 2025 was approximately $13 million. The aggregate market value of our 4.2% equity interest in TH International Limited (“Tims China”) based on the quoted market price on March 31, 2025 was approximately $4 million.

We have equity interests in entities that own or franchise Tim Hortons, Burger King and Popeyes restaurants. Revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest, including Carrols through May 15, 2024 and BK China through February 14, 2025, consist of the following (in millions):

	Three Months Ended March 31,
	2025	2024
Revenues from affiliates:
Royalties	$75	$101
Advertising revenues and other services	2	20
Property revenues	—	8
Franchise fees and other revenue	3	6
Sales	4	4
Total	$84	$139
At March 31, 2025 and December 31, 2024, we had $43 million and $44 million, respectively, of accounts receivable, net from our equity method investments which were recorded in Accounts and notes receivable, net in our condensed consolidated balance sheets.
With respect to our Tim Hortons business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $3 million during the three months ended March 31, 2025 and 2024.
Associated with the TIMWEN Partnership, we recognized $4 million and $5 million of rent expense during the three months ended March 31, 2025 and 2024, respectively.
(Income) loss from equity method investments reflects our share of investee net income or loss as well as gains or losses from changes in our ownership interests in equity investees.
In June 2024, we acquired the Popeyes China (“PLK China”) business from Tims China (“the PLK China Acquisition”). In addition, Tims China issued us a $20 million three-year convertible note due June 28, 2027 and a $5 million three-year convertible note due August 15, 2027, which are included within Other assets, net in the condensed consolidated balance sheets as of March 31, 2025.

Note 9. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	March 31, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$712	$(379)	$333	$707	$(369)	$338
Reacquired franchise rights	374	(31)	343	374	(22)	352
Favorable leases	74	(54)	20	74	(53)	21
Subtotal	1,160	(464)	696	1,155	(444)	711
Indefinite-lived intangible assets:
Tim Hortons brand	$5,971	$—	$5,971	$5,972	$—	$5,972
Burger King brand	2,094	—	2,094	2,068	—	2,068
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Firehouse Subs brand	816	—	816	816	—	816
Subtotal	10,236	—	10,236	10,211	—	10,211
Intangible assets, net			$10,932			$10,922

Goodwill:
TH segment	$3,840			$3,841
BK segment	357			240
PLK segment	844			844
FHS segment	193			193
INTL segment	492			377
RH segment	373			491
Total	$6,099			$5,986
Amortization expense on intangible assets totaled $17 million and $9 million for the three months ended March 31, 2025 and 2024, respectively. Additionally, the change in intangible asset balances reflects the impact of foreign currency translation during the three months ended March 31, 2025.
As of December 31, 2024, preliminary goodwill arising from the Carrols Acquisition was reported within the RH segment. During the three months ended March 31, 2025, we assigned $362 million and $117 million of goodwill from the Carrols Acquisition to reporting units in the RH and BK segments, respectively. Refer to Note 7, Carrols Acquisition, for a description of goodwill recognized in connection with the Carrols Acquisition. Additionally, during the three months ended March 31, 2025, we assigned $108 million of goodwill from the BK China Acquisition to a reporting unit in the INTL segment. Refer to Note 6, BK China, for a description of goodwill recognized in connection with the BK China Acquisition. The changes in goodwill balances for each segment also reflect the impact of foreign currency translation during the three months ended March 31, 2025.

Note 10. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and Other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	March 31, 2025	December 31, 2024
Current:
Dividend payable	$282	$262
Interest payable	96	69
Accrued compensation and benefits	105	143
Taxes payable	122	228
Deferred income	66	71
Accrued advertising expenses	47	35
Restructuring and other provisions	14	16
Current portion of operating lease liabilities	195	193
Other	102	124
Other accrued liabilities	$1,029	$1,141
Noncurrent:
Taxes payable	$53	$52
Contract liabilities	501	517
Derivative liabilities	36	1
Unfavorable leases	29	30
Accrued pension	23	23
Deferred income	62	54
Other	29	29
Other liabilities, net	$733	$706
Note 11. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	March 31, 2025	December 31, 2024
Term Loan B	$4,714	$4,726
Term Loan A	1,267	1,275
3.875% First Lien Senior Notes due 2028	1,550	1,550
3.50% First Lien Senior Notes due 2029	750	750
6.125% First Lien Senior Notes due 2029	1,200	1,200
5.625% First Lien Senior Notes due 2029	500	500
4.375% Second Lien Senior Notes due 2028	750	750
4.00% Second Lien Senior Notes due 2030	2,900	2,900
TH Facility and other	104	108
Less: unamortized deferred financing costs and deferred issuance discount	(111)	(117)
Total debt, net	13,624	13,642
Less: current maturities of debt	(183)	(187)
Total long-term debt	$13,441	$13,455

Revolving Credit Facility
As of March 31, 2025, we had no amounts outstanding under our Revolving Credit Facility, had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability under our Revolving Credit Facility was $1,248 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or equity repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). Prior to June 30, 2024, the interest rate applicable to the TH Facility was the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Beginning July 1, 2024, the interest rate applicable to the TH Facility is the Adjusted Term CORRA rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by three of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of March 31, 2025, we had approximately C$149 million outstanding under the TH Facility with a weighted average interest rate of 4.67%.
Restrictions and Covenants
As of March 31, 2025, we were in compliance with all applicable financial debt covenants under our senior secured term loan facilities and Revolving Credit Facility (together the “Credit Facilities”), the TH Facility, and the indentures governing our 3.875% First Lien Senior Notes due 2028, 3.50% First Lien Senior Notes due 2029, 6.125% First Lien Senior Notes due 2029, 5.625% First Lien Senior Notes due 2029, 4.375% Second Lien Senior Notes due 2028, and 4.00% Second Lien Senior Notes due 2030 (together, the “Senior Notes”).
Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of
	March 31, 2025	December 31, 2024
Fair value of our variable term debt and senior notes	$13,160	$13,090
Principal carrying amount of our variable term debt and senior notes	13,631	13,651
Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended March 31,
	2025	2024
Debt (a)	$127	$148
Finance lease obligations	5	5
Amortization of deferred financing costs and debt issuance discount	6	6
Interest income	(8)	(11)
Interest expense, net	$130	$148
(a)Amount includes $26 million and $30 million benefit during the three months ended March 31, 2025 and 2024, respectively, related to our interest rate swaps. Amount includes $22 million and $11 million benefit during the three months ended March 31, 2025 and 2024, respectively, related to the quarterly net settlements of our cross-currency rate swaps and amortization of the Excluded Component as defined in Note 12, Derivative Instruments.

Note 12. Derivative Instruments
Disclosures about Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges and derivatives designated as net investment hedges. We use derivatives to manage our exposure to fluctuations in interest rates and currency exchange rates.
Interest Rate Swaps
At March 31, 2025, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities, including any subsequent refinancing or replacement of the Term Loan Facilities, beginning August 31, 2021 through the termination date of October 31, 2028. Additionally, at March 31, 2025, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI, net of tax, and reclassified into interest expense during the period in which the hedged forecasted transaction affects earnings.
In connection with the Carrols Acquisition, we assumed a receive-variable, pay-fixed interest rate swap utilizing SOFR as the benchmark interest rate with a total notional value of $120 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities, including any subsequent refinancing or replacement of the Term Loan Facilities, through the termination date of February 28, 2025. This interest rate swap was designated as a cash flow hedge for hedge accounting and the unrealized changes in market value were recorded in AOCI, net of tax, and reclassified into interest expense during the period in which the hedged forecasted transaction affected earnings.
At March 31, 2025, the net amount of pre-tax gains that we expect to be reclassified from AOCI into interest expense within the next 12 months is $79 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At March 31, 2025, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates is economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At March 31, 2025, we had outstanding cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $5,700 million to partially hedge the net investment in our Canadian subsidiaries. In November 2024, we restructured $5,000 million of cross-currency rate swaps, of which $1,950 million have a maturity of September 30, 2028, $1,400 million have a maturity of October 31, 2029 and $1,650 million have a maturity of October 31, 2030. The restructure resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, in November 2024 we entered into cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $700 million through the maturity date of October 31, 2027. At inception, these cross-currency rate swaps were designated and continue to be hedges and are accounted for as net investment hedges.
At March 31, 2025, we had outstanding cross-currency rate swap contracts between the euro and U.S. dollar in which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $2,750 million, of which $1,400 million were entered during 2023 and have a maturity date of October 31, 2026, $1,200 million were entered during 2023 and have a maturity date of November 30, 2028, and $150 million were entered during 2021 and have a maturity date of October 31, 2028. At inception, these cross-currency rate swaps were designated and continue to be hedges and are accounted for as net investment hedges.

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
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons’ operations. At March 31, 2025, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $190 million with maturities to May 15, 2026. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2025	2024
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$(41)	$92
Forward-currency contracts	$—	$3
Derivatives designated as net investment hedges
Cross-currency rate swaps	$(63)	$131
(1) We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended March 31,
		2025	2024
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$26	$30
Forward-currency contracts	Supply chain cost of sales	$3	$—

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended March 31,
		2025	2024
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$22	$11

	Fair Value as of
	March 31, 2025	December 31, 2024	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest rate	$132	$194	Other assets, net
Interest rate	—	1	Prepaids and other current assets
Foreign currency	5	8	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	64	83	Other assets, net
Total assets at fair value	$201	$286

Liabilities:
Derivatives designated as net investment hedges
Foreign currency	$36	$1	Other liabilities, net
Total liabilities at fair value	$36	$1
Note 13. Shareholders’ Equity
Noncontrolling Interests
The holders of Partnership exchangeable units held an economic interest of approximately 27.9% and 28.1% in Partnership common equity through the ownership of 126,983,115 and 127,038,577 Partnership exchangeable units as of March 31, 2025 and December 31, 2024, respectively.
Pursuant to exchange notices received, Partnership exchanged 55,462 Partnership exchangeable units during the three months ended March 31, 2025. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares and each such Partnership exchangeable unit was cancelled concurrently with the exchange. Partnership exchangeable units exchanged for RBI common shares subsequent to December 31, 2023 also result in the issuance of additional Partnership Class A common units to RBI in an amount equal to the number of RBI common shares exchanged. The exchanges represented increases in our ownership interest in Partnership and were accounted for as equity transactions, with no gain or loss recorded in the accompanying condensed consolidated statements of operations.

Share Repurchases
On August 31, 2023, our Board of Directors approved a share repurchase program that allows us to purchase up to $1,000 million of our common shares until September 30, 2025. For the three months ended March 31, 2025, we did not repurchase any of our common shares and as of March 31, 2025 had $500 million remaining under the authorization.
Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024	$719	$(14)	$(1,812)	$(1,107)
Foreign currency translation adjustment	—	—	102	102
Net change in fair value of derivatives, net of tax	(105)	—	—	(105)
Amounts reclassified to earnings of cash flow hedges, net of tax	(21)	—	—	(21)
Gain (loss) recognized on other, net of tax	—	(1)	—	(1)
Amounts attributable to noncontrolling interests	35	—	(28)	7
Balance at March 31, 2025	$628	$(15)	$(1,738)	$(1,125)
Note 14. Income Taxes
Our effective tax rate was 26.9% for the three months ended March 31, 2025. The effective tax rate during this period includes the impact of the Administrative Guidance recently issued by the Organization for Economic Cooperation and Development (“OECD”), partially offset by the mix of income from multiple tax jurisdictions and internal financing arrangements.
Our effective tax rate was 17.2% for the three months ended March 31, 2024. The effective tax rate during this period was primarily the result of the mix of income from multiple tax jurisdictions, internal financing arrangements, equity-based compensation and implemented OECD related tax changes.
Note 15. Other Operating Expenses (Income), net
Other operating expenses (income), net consists of the following (in millions):

	Three Months Ended March 31,
	2025	2024
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$2	$2
Litigation settlements (gains) and reserves, net	3	—
Net losses (gains) on foreign exchange	75	(23)
Other, net	3	3
Other operating expenses (income), net	$83	$(18)

Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
Litigation settlements and reserves, net primarily reflect accruals and payments made and proceeds received in connection with litigation and arbitration matters and other business disputes.
Net losses (gains) on foreign exchange consist of remeasurement of foreign denominated assets and liabilities, primarily intercompany financing. A substantial portion of this net foreign currency gain or loss relates to measurement of U.S. dollar intercompany balances in foreign subsidiaries. This gain or loss primarily results from fluctuations in the exchange rate between the Euro and U.S. dollar.
Note 16. Supplier Finance Programs
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
Our confirmed outstanding obligations under the SCF program at March 31, 2025 and December 31, 2024 totaled $33 million and $22 million, respectively, and are classified as Accounts and drafts payable in our condensed consolidated balance sheets. All activity related to the obligations is classified as Supply chain cost of sales in our condensed consolidated statements of operations and presented within cash flows from operating activities in our condensed consolidated statements of cash flows.

Note 17. Commitments and Contingencies
Litigation
From time to time, we are involved in legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.
On October 5, 2018, a class action complaint was filed against Burger King Worldwide, Inc. (“BKW”) and Burger King Company, successor in interest, (“BKC”) in the U.S. District Court for the Southern District of Florida by Jarvis Arrington, individually and on behalf of all others similarly situated. On October 18, 2018, a second class action complaint was filed against RBI, BKW and BKC in the U.S. District Court for the Southern District of Florida by Monique Michel, individually and on behalf of all others similarly situated. On October 31, 2018, a third class action complaint was filed against BKC and BKW in the U.S. District Court for the Southern District of Florida by Geneva Blanchard and Tiffany Miller, individually and on behalf of all others similarly situated. On November 2, 2018, a fourth class action complaint was filed against RBI, BKW and BKC in the U.S. District Court for the Southern District of Florida by Sandra Munster, individually and on behalf of all others similarly situated. These complaints have been consolidated and allege that the defendants violated Section 1 of the Sherman Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Burger King franchisees are required to sign. Each plaintiff seeks injunctive relief and damages for himself or herself and other members of the class. On March 24, 2020, the Court granted BKC’s motion to dismiss for failure to state a claim and on April 20, 2020 the plaintiffs filed a motion for leave to amend their complaint. The court denied the plaintiffs motion for leave to amend their complaint in August 2020 and the plaintiffs appealed this ruling. In August 2022, the federal appellate court reversed the lower court's decision to dismiss the case and remanded the case to the lower court for further proceedings. In March 2025, at the request of the court, BKC filed a supplemental brief in support of its motion to dismiss and the plaintiffs filed a supplemental brief in support of its motion opposing BKC's motion to dismiss. On April 9, 2025, the court denied BKC's motion to dismiss. Plaintiffs filed an amended complaint on April 30, 2025. While we intend to vigorously defend these claims, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
On October 7, 2024, purported former shareholders of Carrols filed a complaint in the Court of Chancery of the State of Delaware against RBI and two individuals that were on the board of Carrols. The complaint alleges claims for breach of fiduciary duty by RBI, as a purported controlling shareholder of Carrols, and unjust enrichment by RBI in connection with the acquisition of Carrols, as well as claims for breaches of fiduciary duty by the two individual directors. The complaint generally alleges that RBI coerced Carrols into the transaction, and that the two directors failed to disclose that their interests differed from the interests of other Carrols shareholders, and that the two directors were not independent from RBI. The complaint seeks equitable relief, damages and fees and expenses. We filed a motion to dismiss in December 2024 and the plaintiffs filed an amended complaint in February 2025. In March 2025, we filed an amended motion to dismiss and plaintiffs filed their opposition on May 2, 2025. We intend to vigorously defend these claims, however, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.

Note 18. Subsequent Events
Dividends
On April 4, 2025, we paid a cash dividend of $0.62 per common share to common shareholders of record on March 21, 2025. On such date, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.62 per exchangeable unit to holders of record on March 21, 2025.
Subsequent to March 31, 2025, our board of directors declared a cash dividend of $0.62 per common share, which will be paid on July 8, 2025 to common shareholders of record on June 24, 2025. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.62 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto (“Financial Statements”) in Item 1 and the Special Note Regarding Forward-Looking Statements later in this Item 2. All Note references herein refer to the Notes to the Financial Statements. Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. All references to “Canadian dollars” or “C$” are to the currency of Canada unless otherwise indicated. Percentages may not recompute due to rounding.
Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with nearly $45 billion in annual system-wide sales and over 32,000 restaurants in more than 120 countries and territories as of March 31, 2025. As of March 31, 2025, over 90% of system-wide restaurants were franchised. We own and franchise four iconic brands, Tim Hortons®, Burger King®, Popeyes®, and Firehouse Subs®. Our four iconic brands have complementary daypart mixes and product platforms that benefit from global scale and sharing of best practices to optimize costs while preserving the independence and rich heritage of each brand.
We completed the acquisitions of Carrols Restaurant Group Inc. (“Carrols”) (“the Carrols Acquisition”) and Popeyes China (“PLK China”) (“the PLK China Acquisition”) on May 16, 2024 and June 28, 2024, respectively. Our consolidated results include Carrols and PLK China revenues, expenses and segment income from their acquisition dates. On February 14, 2025, we acquired substantially all of the remaining equity interests in Pangaea Foods (China) Holdings Ltd. (“BK China”) (“the BK China Acquisition”) from our former joint venture partners. BK China met the criteria to be classified as held for sale and reported as discontinued operations. We are working to identify a new controlling shareholder which aligns with our long-term strategy of partnering with experienced local operators while maintaining a primarily franchised business.
We have six operating and reportable segments, including four franchisor segments for our Tim Hortons, Burger King, Popeyes and Firehouse Subs brands in the U.S. and Canada (TH, BK, PLK and FHS, respectively) and a fifth franchisor segment for all of our brands in the rest of the world (INTL). Additionally, following the Carrols Acquisition and PLK China Acquisition, we established a new operating and reportable segment, Restaurant Holdings (“RH”), which includes results from the Carrols Burger King restaurants and the PLK China restaurants and includes results from Firehouse Subs Brazil (“FHS Brazil”) beginning in 2025.
RBI plans to maintain the franchisor dynamics in its TH, BK, PLK, FHS, and INTL segments ("five franchisor segments") to report results consistent with how the business will be managed long-term given RBI's plans to refranchise the vast majority of the Carrols Burger King restaurants and to find a new partner for PLK China and new investors for FHS Brazil in the future. RH results include Company restaurant sales and expenses, including expenses associated with royalties, rent, and advertising. These expenses are recognized, as applicable, as revenues in the respective franchisor segments (BK and INTL) and eliminated upon consolidation. See Note 5, “Segment Reporting” of the Financial Statements for additional information about our operating and reportable segments.
Adjusted Operating Income represents our measure of segment income for each of our reportable segments and is used by management to measure operating performance.

Key Operating Metrics
Key performance indicators (“KPIs”) are shown for RBI's five franchisor segments. The KPIs for the Carrols Burger King restaurants are included in the BK segment and the KPIs for the PLK China and BK China restaurants are included in the INTL segment.
We evaluate our restaurants and assess our business based on the following operating metrics:
•System-wide sales growth refers to the percentage change in sales at all franchised restaurants and Company restaurants (referred to as system-wide sales) in one period from the same period in the prior year on a constant currency basis, which means the results exclude the effect of foreign currency translation (“FX Impact”). We calculate the FX Impact by translating prior year results at current year monthly average exchange rates.
•Comparable sales refers to the percentage change in restaurant sales in one period from the same prior year period on a constant currency basis for restaurants that have been open for an initial consecutive period, typically at least 13 months. Additionally, if a restaurant is closed for a significant portion of a month, the restaurant is excluded from the monthly comparable sales calculation.
•Unless otherwise stated, system-wide sales growth, system-wide sales and comparable sales are presented on a system-wide basis, which means they include franchised restaurants and Company restaurants. System-wide results are driven by our franchised restaurants, as over 90% of system-wide restaurants are franchised. Franchise sales represent sales at all franchised restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our royalty revenues and advertising fund contributions are calculated based on a percentage of franchise sales.
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
The following tables present our consolidated key operating metrics for each of the periods indicated, which have been derived from our internal records. We evaluate our restaurants and assess our business based on these operating metrics. These metrics may differ from those used by other companies in our industry who may define these metrics differently.

	Three Months Ended March 31,
Consolidated Key Operating Metrics	2025	2024
System-wide Sales Growth	2.8%	8.1%
System-wide Sales (in US$ millions)	$10,496	$10,512
Comparable Sales	0.1%	4.6%
Net Restaurant Growth	3.3%	3.9%
System Restaurant Count at Period End	32,149	31,113

Results of Operations for the Three Months Ended March 31, 2025 and 2024
Tabular amounts in millions of U.S. dollars unless noted otherwise. Total revenues, segment income and variances for each segment may not calculate exactly due to rounding.

Consolidated	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2025	2024	Favorable / (Unfavorable)
Revenues:
Supply chain sales	$611	$627	$(16)	$(33)	$17
Company restaurant sales	558	102	456	—	456
Franchise and property revenues	663	712	(49)	(22)	(27)
Advertising revenues and other services	277	298	(21)	(6)	(15)
Total revenues	2,109	1,739	370	(61)	431
Operating costs and expenses:
Supply chain cost of sales	496	517	21	28	(7)
Company restaurant expenses	468	89	(379)	—	(379)
Franchise and property expenses	130	126	(4)	5	(9)
Advertising expenses and other services	311	311	—	5	(5)
General and administrative expenses	191	173	(18)	3	(21)
(Income) loss from equity method investments	(5)	(3)	2	—	2
Other operating expenses (income), net	83	(18)	(101)	(1)	(100)
Total operating costs and expenses	1,674	1,195	(479)	40	(519)
Income from operations	435	544	(109)	(21)	(88)
Interest expense, net	130	148	18	—	18
Income from continuing operations before income taxes	305	396	(91)	(21)	(70)
Income tax expense from continuing operations	82	68	(14)	1	(15)
Net income from continuing operations	223	328	(105)	(20)	(85)
Net loss from discontinued operations (net of tax of $0)	2	—	(2)	—	(2)
Net income	$221	$328	$(107)	$(20)	$(87)
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
The increase in Total revenues was primarily driven by the net impact of restaurants acquired from franchisees, mainly related to the Carrols Acquisition, partially offset by an unfavorable FX Impact which primarily impacted TH and INTL.
The decrease in Income from operations was primarily driven by an unfavorable change in Other operating expenses (income), net, and an unfavorable FX Impact, partially offset by an increase in TH segment income excluding FX Impact.
The decrease in Net income from continuing operations was primarily driven by a decrease in Income from operations and an increase in Income tax expense from continuing operations, partially offset by a decrease in Interest expense, net.

General and Administrative Expenses
Our general and administrative expenses consisted of the following:

	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2025	2024	Favorable / (Unfavorable)
Segment G&A:
TH	$37	$42	$5	$2	$3
BK	36	36	—	—	—
PLK	21	22	1	—	1
FHS	14	14	—	—	—
INTL	52	53	1	1	—
RH	24	—	(24)	—	(24)
RH and BK China Transaction costs	6	4	(2)	—	(2)
Corporate restructuring and advisory fees	1	2	1	—	1
General and administrative expenses	$191	$173	$(18)	$3	$(21)
In connection with the Carrols Acquisition, the PLK China Acquisition, and the BK China Acquisition, we incurred certain non-recurring fees and expenses (“RH and BK China Transaction costs”) consisting primarily of professional fees, compensation-related expenses and integration costs, all of which are classified as general and administrative expenses in the consolidated statements of operations. We expect to incur additional RH and BK China Transaction costs in 2025.
In connection with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movement within our structure, as well as services related to significant tax reform legislation and regulations, we incurred non-operating expenses primarily from professional advisory and consulting services (“Corporate restructuring and advisory fees”).
During the three months ended March 31, 2025, the increase in general and administrative expenses was primarily driven by the inclusion of RH Segment G&A, partially offset by a decrease in TH Segment G&A.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss as well as gains or losses from changes in our ownership interests in equity investees.
The change in (income) loss from equity method investments reflects changes in earnings of our equity method investments during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Other Operating Expenses (Income), net
Our other operating expenses (income), net consisted of the following:

	Three Months Ended March 31,
	2025	2024
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$2	$2
Litigation settlements (gains) and reserves, net	3	—
Net losses (gains) on foreign exchange	75	(23)
Other, net	3	3
Other operating expenses (income), net	$83	$(18)
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
Litigation settlements and reserves, net primarily reflect accruals and payments made and proceeds received in connection with litigation and arbitration matters and other business disputes.
Net losses (gains) on foreign exchange consist of remeasurement of foreign denominated assets and liabilities, primarily intercompany financing. A substantial portion of this net foreign currency gain or loss relates to measurement of U.S. dollar intercompany balances in foreign subsidiaries. This gain or loss primarily results from fluctuations in the exchange rate between the Euro and U.S. dollar.
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended March 31,
	2025	2024
Interest expense, net	$130	$148
Weighted average interest rate on long-term debt	4.4%	5.0%
During the three months ended March 31, 2025, interest expense, net decreased primarily due to the 2024 restructuring of the Canadian cross-currency rate swap, a decrease in the Term Loan B spread driven by a 2024 repricing, and decreases in interest rates which impacts our variable rate debt, partially offset by an increase in long-term debt.
Income Tax Expense from Continuing Operations
Our effective tax rate was 26.9% and 17.2% for the three months ended March 31, 2025 and 2024, respectively. The increase in our effective tax rate was primarily due to discrete, unfavorable impacts of recently issued OECD Pillar II guidance during the first quarter of 2025, partially offset by the mix of income from multiple jurisdictions and internal financing arrangements.

Segment Results of Operations for the Three Months Ended March 31, 2025 and 2024

TH Segment	Three Months Ended March 31,
	2025	2024

System-wide Sales Growth	0.0%	7.8%
System-wide Sales	$1,631	$1,725
Comparable Sales	(0.1)%	6.9%
Comparable Sales - Canada	0.1%	7.5%
Net Restaurant Growth	0.4%	0.0%
System Restaurant Count at Period End	4,523	4,505

TH Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2025	2024	Favorable / (Unfavorable)
Revenues:
Supply chain sales	$611	$627	$(16)	$(33)	$17
Company restaurant sales	10	10	—	—	—
Franchise and property revenues	219	231	(12)	(13)	—
Advertising revenues and other services	64	70	(6)	(4)	(3)
Total revenues	903	939	(35)	(50)	15
Supply chain cost of sales	496	517	21	27	(7)
Company restaurant expenses	9	9	—	—	—
Segment F&P expenses	78	80	2	4	(2)
Advertising expenses and other services	66	70	4	4	—
Segment G&A	37	42	5	2	3
Adjustments:
Cash distributions received from equity method investments	3	3	—	—	—
Adjusted Operating Income	220	224	(3)	(12)	9
During the three months ended March 31, 2025, the decrease in Total revenues was primarily driven by an unfavorable FX Impact. Excluding the FX Impact, the increase in Total revenues was primarily driven by an increase in Supply chain sales due primarily to increases in commodity prices and an increase in CPG net sales.
During the three months ended March 31, 2025, the decrease in Adjusted Operating Income was primarily driven by an unfavorable FX Impact. Excluding the FX Impact, the increase in Adjusted Operating Income was primarily driven by an increase in Total revenues and a decrease in Segment G&A due primarily to lower compensation-related expenses. These factors were partially offset by an increase in Supply chain cost of sales in local currency due primarily to increases in commodity prices.

BK Segment	Three Months Ended March 31,
	2025	2024

System-wide Sales Growth	(1.7)%	2.6%
System-wide Sales	$2,700	$2,753
Comparable Sales	(1.3)%	3.8%
Comparable Sales - US	(1.1)%	3.9%
Net Restaurant Growth	(1.1)%	(2.4)%
System Restaurant Count at Period End	7,062	7,139

BK Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2025	2024	Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$60	$58	$1	$—	$1
Franchise and property revenues (b)	168	175	(7)	(1)	(6)
Advertising revenues and other services (c)	129	117	12	—	12
Total revenues	356	350	6	(1)	7
Company restaurant expenses	55	52	(2)	—	(2)
Segment F&P expenses	31	31	—	—	—
Advertising expenses and other services	132	125	(7)	—	(7)
Segment G&A	36	36	—	—	—
Adjusted Operating Income	103	106	(3)	—	(3)
(b)For the three months ended March 31, 2025, Franchise and property revenues include intersegment revenues with RH consisting of royalties of $19 million and rent of $8 million, which are eliminated in consolidation.
(c)For the three months ended March 31, 2025, Advertising revenues and other services include intersegment revenues with RH consisting of advertising contributions and tech fees of $20 million, which are eliminated in consolidation.
During the three months ended March 31, 2025, the increase in Total revenues was primarily driven by an increase in Advertising revenues and other services primarily due to an increase in advertising fund contributions from franchisees reflecting an increase in the contribution rate. This was partially offset by a decrease in Franchise and property revenues driven by the impact of restaurant acquisitions from franchisees in the prior year and a decrease in system-wide sales.
During the three months ended March 31, 2025, the decrease in Adjusted Operating Income was driven by a decrease in Franchise and property revenues, partially offset by the non-recurrence of $6 million of advertising expenses incurred in the prior year in connection with our support behind the marketing program.

PLK Segment	Three Months Ended March 31,
	2025	2024

System-wide Sales Growth	(2.4)%	10.4%
System-wide Sales	$1,475	$1,517
Comparable Sales	(4.0)%	5.7%
Comparable Sales - US	(4.0)%	6.2%
Net Restaurant Growth	3.0%	4.7%
System Restaurant Count at Period End	3,516	3,412

PLK Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2025	2024	Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$46	$23	$24	$—	$24
Franchise and property revenues	78	80	(2)	—	(2)
Advertising revenues and other services	69	75	(6)	—	(6)
Total revenues	194	178	16	—	16
Company restaurant expenses	39	19	(19)	—	(19)
Segment F&P expenses	2	1	(1)	—	(1)
Advertising expenses and other services	72	76	5	—	5
Segment G&A	21	22	1	—	1
Adjusted Operating Income	60	58	1	—	2
During the three months ended March 31, 2025, the increases in Total revenues and Adjusted Operating Income were primarily driven by the acquisition of Popeyes restaurants as part of the Carrols Acquisition, partially offset by a decrease in system-wide sales.

FHS Segment	Three Months Ended March 31,
	2025	2024

System-wide Sales Growth	7.3%	3.7%
System-wide Sales	$322	$301
Comparable Sales	0.6%	0.2%
Comparable Sales - US	0.3%	0.3%
Net Restaurant Growth	5.9%	3.6%
System Restaurant Count at Period End	1,352	1,277

FHS Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2025	2024	Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$11	$10	$1	$—	$1
Franchise and property revenues	26	25	1	—	1
Advertising revenues and other services	17	15	2	—	2
Total revenues	54	50	4	—	4
Company restaurant expenses	9	9	(1)	—	(1)
Segment F&P expenses	2	1	—	—	—
Advertising expenses and other services	17	15	(2)	—	(2)
Segment G&A	14	14	—	—	—
Adjusted Operating Income	11	10	1	—	1
During the three months ended March 31, 2025, the increases in Total revenues and Adjusted Operating Income were primarily driven by the increase in system-wide sales.

INTL Segment	Three Months Ended March 31,
	2025	2024

System-wide Sales Growth	8.6%	11.6%
System-wide Sales	$4,368	$4,216
Comparable Sales	2.6%	4.2%
Comparable Sales - INTL - Burger King	2.7%	4.2%
Net Restaurant Growth	6.2%	8.4%
System Restaurant Count at Period End	15,696	14,780

INTL Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2025	2024	Favorable / (Unfavorable)
Revenues:
Franchise and property revenues	$199	$201	$(2)	$(8)	$6
Advertising revenues and other services	18	21	(3)	(1)	(1)
Total revenues	218	222	(5)	(10)	5
Segment F&P expenses	5	5	—	—	—
Advertising expenses and other services	23	23	1	1	(1)
Segment G&A	52	53	1	1	—
Adjusted Operating Income	138	142	(3)	(8)	4
During the three months ended March 31, 2025, the decreases in Total revenues and Adjusted Operating Income were primarily driven by unfavorable FX Impacts and the absence of $9 million of revenues from BK China which were recognized in the prior year. Excluding the FX Impacts, the increases in Total revenues and Adjusted Operating Income were primarily driven by increases in royalties from Burger King and Popeyes as a result of an increase in system-wide sales, partially offset by the absence of revenues from BK China which were recognized in the prior year.

RH Results
The RH segment revenues, expenses and segment income reflect the Burger King restaurants acquired from Carrols and the PLK China restaurants beginning on their acquisition dates of May 16, 2024 and June 28, 2024, respectively.

Three Months Ended March 31, 2025
Revenues:
Company restaurant sales	$432
Total revenues	432
Food, beverage and packaging costs	121
Restaurant wages and related expenses	145
Restaurant occupancy and other expenses (a)	114
Company restaurant expenses	379
Advertising expenses and other services (b)	21
Segment G&A	24
Adjusted Operating Income	7
(a)For the three months ended March 31, 2025, Restaurant occupancy and other expenses include intersegment royalties expense of $19 million and intersegment property expenses of $8 million, which are eliminated in consolidation.
(b)For the three months ended March 31, 2025, Advertising expenses and other services include intersegment advertising expenses and tech fees of $20 million, which are eliminated in consolidation.
Non-GAAP Reconciliations
The table below contains information regarding Adjusted Operating Income, which is a non-GAAP measure. This non-GAAP measure does not have a standardized meaning under U.S. GAAP and may differ from a similar captioned measure of other companies in our industry. We believe this non-GAAP measure is useful to investors in assessing our operating performance, as it provides them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing this non-GAAP measure, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. Adjusted Operating Income is defined as income from operations excluding (i) franchise agreement and reacquired franchise rights intangible asset amortization as a result of acquisition accounting, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expenses incurred in connection with the Carrols Acquisition, the PLK China Acquisition, and the BK China Acquisition consisting primarily of professional fees, compensation related expenses and integration costs; and (ii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements as well as services related to significant tax reform legislation and regulations. Management believes that these types of expenses are either not related to our underlying profitability drivers or not likely to re-occur in the foreseeable future and the varied timing, size and nature of these projects may cause volatility in our results unrelated to the performance of our core business that does not reflect trends of our core operations.

Adjusted Operating Income is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. Adjusted Operating Income, as defined above, also represents our measure of segment income for each of our operating segments.

	Three Months Ended March 31,		Variance
			$	%
	2025	2024	Favorable / (Unfavorable)

Income from operations	$435	$544	$(109)	(20)%
Franchise agreement and reacquired franchise rights amortization	16	8	(8)	(100)%
RH and BK China Transaction costs	6	4	(2)	(50)%
Corporate restructuring and advisory fees	1	2	1	50%
Impact of equity method investments (a)	(2)	—	2	NM
Other operating expenses (income), net	83	(18)	(101)	NM
Adjusted Operating Income	$539	$540	$(1)	0%

Segment income:
TH	$220	$224	$(4)	(1)%
BK	103	106	(3)	(3)%
PLK	60	58	2	2%
FHS	11	10	1	9%
INTL	138	142	(4)	(2)%
RH	7	—	7	NM
Adjusted Operating Income	$539	$540	$(1)	0%
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.
The decrease in Adjusted Operating Income for the three months ended March 31, 2025 reflects a decrease in segment income in our TH, INTL and BK segments and an unfavorable FX Impact of $20 million, partially offset by the inclusion of RH segment income and an increase in segment income in our PLK and FHS segments.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility (as defined below). We have used, and may in the future use, our liquidity to make required interest and/or principal payments, to repurchase our common shares, to repurchase Class B exchangeable limited partnership units of Partnership (“Partnership exchangeable units”), to voluntarily prepay and repurchase our outstanding debt or that of one of our affiliates’, to fund acquisitions and other investing activities, such as capital expenditures and joint ventures, to pay dividends on our common shares and make distributions on the Partnership exchangeable units. Our liquidity requirements are significant, primarily due to debt service requirements.
As of March 31, 2025, we had cash and cash equivalents of $899 million and borrowing availability of $1,248 million under our senior secured revolving credit facility (the “Revolving Credit Facility”). Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
On February 14, 2025, we acquired substantially all of the remaining equity interests in BK China from our former joint venture partners for approximately $151 million in an all-cash transaction and assumed approximately $178 million of outstanding debt, which is reflected in liabilities held for sale – discontinued operations. During the three months ended March 31, 2025, we provided $107 million of funding to BK China. Cash and cash equivalents for BK China was $87 million as of March 31, 2025, reflected in assets held for sale – discontinued operations. This business may require additional funding while we work to identify a new controlling shareholder.

Burger King is executing its multi-year "Reclaim the Flame" plan to accelerate sales growth and drive franchisee profitability. This plan includes investing up to $700 million through year-end 2028, comprised of advertising and digital investments ("Fuel the Flame") and high-quality remodels and relocations, restaurant technology, kitchen equipment, and building enhancements ("Royal Reset"). The Fuel the Flame investments were completed in the fourth quarter ended December 31, 2024. As of March 31, 2025, we have funded $143 million out of up to $550 million planned toward the Royal Reset investments.
As of March 31, 2025, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar in which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $5,700 million and between the Euro and U.S. dollar in which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $2,750 million. We expect to receive $56 million in quarterly fixed-rate interest payments in the next twelve months in connection with these outstanding cross-currency swaps.
On August 31, 2023, our board of directors approved a share repurchase authorization of up to $1,000 million of our common shares until September 30, 2025. This approval follows the expiration of RBI's prior two-year authorization to repurchase up to the same $1,000 million of our common shares. On September 12, 2024, we announced that the Toronto Stock Exchange (the “TSX”) had accepted and approved the notice of our intention to renew the normal course issuer bid, permitting the repurchase up to 31,981,466 common shares for the 12-month period ending on September 15, 2025. Share repurchases under the normal course issuer bid will be made through the facilities of the TSX, the New York Stock Exchange (the “NYSE”) and/or other exchanges and alternative Canadian or foreign trading systems, if eligible, or by such other means as may be permitted by the TSX and/or the NYSE under applicable law. Shareholders may obtain a copy of the prior notice, free of charge, by contacting us. During the three months ended March 31, 2025, we did not repurchase any RBI common shares on the open market, and as of March 31, 2025, we had $500 million remaining under the authorization. Repurchases under the Company's authorization will be made in the open market or through privately negotiated transactions.
We generally provide applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of cash associated with unremitted earnings. We will continue to monitor our plans for such cash and related foreign earnings but our expectation is to continue to provide taxes on unremitted earnings that we expect to distribute.
On June 20, 2024, Canada enacted tax legislation to restrict the deduction of excessive interest and financing expenses (“EIFEL”) which is effective for taxation years beginning on or after October 1, 2023. As a result, we expect to have restricted interest and financing tax deductions for the current and next fiscal years, which will continue to increase our cash taxes.
Debt Instruments and Debt Service Requirements
As of March 31, 2025, our total debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our 3.875% First Lien Senior Notes due 2028, 3.50% First Lien Senior Notes due 2029, 6.125% First Lien Senior Notes due 2029, 5.625% First Lien Senior Notes due 2029, 4.375% Second Lien Senior Notes due 2028, 4.00% Second Lien Senior Notes due 2030 (together, the “Senior Notes”), TH Facility, and obligations under finance leases. For further information about our total debt, see Note 11 – Long-Term Debt in the notes to the accompanying unaudited condensed consolidated financial statements.
As of March 31, 2025, there was $5,981 million outstanding principal amount under our Term Loan Facilities with a weighted average interest rate of 5.92%. The interest rate applicable to borrowings under our Term Loan A and Revolving Credit Facility is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (ii) Term SOFR (Secured Overnight Financing Rate), subject to a floor of 0.00%, plus an applicable margin varying between 0.75% to 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid. The interest rate applicable to borrowings under our Term Loan B is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75%, or (ii) Term SOFR, subject to a floor of 0.00%, plus an applicable margin of 1.75%.
Based on the amounts outstanding under the Term Loan Facilities and SOFR as of March 31, 2025, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $360 million in interest payments and $79 million in principal payments. In addition, based on SOFR as of March 31, 2025, net cash settlements that we expect to receive on our $4,000 million interest rate swaps are estimated to be approximately $78 million for the next twelve months. Based on the amounts outstanding at March 31, 2025, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $337 million in interest payments and no principal payments. Based on the amounts outstanding under the TH Facility as of March 31, 2025, required debt service for the next twelve months is estimated to be approximately $3 million in interest payments and $103 million in principal payments.

Restrictions and Covenants
As of March 31, 2025, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility, and the indentures governing our Senior Notes.
Cash Dividends
On April 4, 2025, we paid a dividend of $0.62 per common share and Partnership made a distribution in respect of each Partnership exchangeable unit in the amount of $0.62 per Partnership exchangeable unit.
Our board of directors has declared a cash dividend of $0.62 per common share, which will be paid on July 8, 2025 to common shareholders of record on June 24, 2025. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.62 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
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
Outstanding Security Data
As of May 1, 2025, we had outstanding 327,643,299 common shares and one special voting share. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of the Company, holders of our common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and our outstanding equity awards, see Note 14 to the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities on February 21, 2025.
There were 126,983,115 Partnership exchangeable units outstanding as of May 1, 2025. During the three months ended March 31, 2025, Partnership exchanged 55,462 Partnership exchangeable units pursuant to exchange notices received. The holders of Partnership exchangeable units have the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership to determine to settle any such exchange for a cash payment in lieu of our common shares.
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $118 million for the three months ended March 31, 2025, compared to $148 million during the same period in the prior year. The change in cash provided by operating activities was primarily driven by an increase in income tax payments, partially offset by a decrease in cash used for working capital and a decrease in interest payments.
Investing Activities
Cash used for investing activities was $184 million for the three months ended March 31, 2025, compared to $31 million during the same period in the prior year. The change in cash used for investing activities was primarily driven by the BK China Acquisition and an increase in payments for capital expenditures.
Financing Activities
Cash used for financing activities was $265 million for the three months ended March 31, 2025, compared to $203 million during the same period in the prior year. The change in cash used for financing activities was driven primarily by a decrease in proceeds from stock option exercises and an increase in common share dividends and Partnership exchangeable unit distributions.

Discontinued Operations
During the three months ended March 31, 2025, we provided $107 million of funding to BK China.
Contractual Obligations
There have been no significant changes to our contractual obligations as disclosed in our 2024 Annual Report filed on Form 10-K except as described herein and in Note 6 – BK China in the notes to the accompanying unaudited condensed consolidated financial statements.
Critical Accounting Policies and Estimates
For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on February 21, 2025.
New Accounting Pronouncements
See Note 1 – Description of Business and Organization in the notes to the accompanying unaudited condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the three months ended March 31, 2025 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC and Canadian securities regulatory authorities on February 21, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of March 31, 2025. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
We are in the process of integrating Carrols and BK China into our overall internal control over financial reporting processes.
Internal Control Over Financial Reporting
The Company’s management, including the CEO and CFO, confirm there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the integration of Carrols and BK China as described above.
Special Note Regarding Forward-Looking Statements
Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) the effects of macro-economic trends on our results of operations, business, liquidity, prospects and restaurant operations and those of our franchisees; (ii) our expectation regarding additional investments in and refranchising of Burger King restaurants acquired as part of the Carrols Acquisition and additional investments in BK China; (iii) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (iv) our exposure to changes in interest rates and foreign currency exchange rates and their impact on our debt service obligations, future results of operations and future cash flows; (v) certain tax matters, including our estimates with respect to tax matters and their impact on future periods; (vi) the amount of net cash settlements we expect to pay or receive on our derivative instruments; (vii) certain accounting matters; (viii) RH and BK China Transaction Costs; (ix) our ability to identify and onboard a new controlling shareholder for BK China, a new partner for PLK China and new investors for FHS Brazil and when we plan to do so; and (x) deferred tax treatment on unremitted earnings.
Our forward-looking statements, included in this report and elsewhere, represent management’s expectations as of the date that they are made. Our forward-looking statements are based on assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our guests to purchase our products, such as inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our relationship with, and the success of, our franchisees and risks related to our nearly fully franchised business model; (4) our franchisees' financial stability and their ability to access and maintain the liquidity necessary to operate their businesses; (5) our supply chain operations; (6) our ownership and leasing of real estate; (7) the effectiveness of our marketing, advertising and digital programs and franchisee support of these programs; (8) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (9) our international operations and our ability to successfully implement our domestic and international growth strategy for each of our brands; (10) our reliance on franchisees, including subfranchisees to accelerate restaurant growth; (11) unforeseen events such as pandemics; (12) the ability of the counterparties to our credit facilities’ and derivatives’ to fulfill their commitments and/or obligations; (13) changes in applicable tax laws or interpretations thereof, and our ability to accurately interpret and predict the impact of such changes or interpretations on our financial condition and results; (14) evolving legislation and regulations in the area of franchise and labor and employment law; (15) our ability to address environmental and social sustainability issues; (16) the conflict between Russia and Ukraine, and the conflict in the Middle East; (17) softening in the consumer environment; and (18) tariffs and their impact on economic conditions and our business.
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
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC and Canadian securities regulatory authorities on February 21, 2025, as well as other materials that we from time to time file with, or furnish to, the SEC or file with Canadian securities regulatory authorities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Part II – Other Information
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 17, Commitments and Contingencies.

Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

RESTAURANT BRANDS INTERNATIONAL INC. (Registrant)

Date: May 8, 2025	By:	/s/ Sami Siddiqui
		Name:	Sami Siddiqui
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)