Form 10-Q
period 2025-06-30
Restaurant Brands International Inc.
filed 2025-08-07
CIK 1618756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2025, there were 327,801,863 common shares of the Registrant outstanding. In addition, as of July 31, 2025, there were 126,983,115 Class B exchangeable limited partnership units of Restaurant Brands International Limited Partnership which are exchangeable, on a one for one basis, into common shares of the Registrant.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data, Unaudited)

	As of
	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,026	$1,334
Accounts and notes receivable, net of allowance of $58 and $57, respectively	778	698
Inventories, net	167	142
Prepaids and other current assets	195	108
Assets held for sale - discontinued operations	622	—
Total current assets	2,788	2,282
Property and equipment, net of accumulated depreciation and amortization of $1,188 and $1,087, respectively	2,243	2,236
Operating lease assets, net	1,909	1,852
Intangible assets, net	11,279	10,922
Goodwill	6,301	5,986
Other assets, net	1,168	1,354
Total assets	$25,688	$24,632
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$763	$765
Other accrued liabilities	1,135	1,141
Gift card liability	189	236
Current portion of long-term debt and finance leases	221	222
Liabilities held for sale - discontinued operations	446	—
Total current liabilities	2,754	2,364
Long-term debt, net of current portion	13,428	13,455
Finance leases, net of current portion	282	286
Operating lease liabilities, net of current portion	1,835	1,770
Other liabilities, net	1,094	706
Deferred income taxes, net	1,205	1,208
Total liabilities	20,598	19,789
Shareholders’ equity:
Common shares, no par value; Unlimited shares authorized at June 30, 2025 and December 31, 2024; 327,777,360 shares issued and outstanding at June 30, 2025; 324,426,589 shares issued and outstanding at December 31, 2024	2,469	2,357
Retained earnings	1,794	1,860
Accumulated other comprehensive income (loss)	(946)	(1,107)
Total Restaurant Brands International Inc. shareholders’ equity	3,317	3,110
Noncontrolling interests	1,773	1,733
Total shareholders’ equity	5,090	4,843
Total liabilities and shareholders’ equity	$25,688	$24,632
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Supply chain sales	$732	$682	$1,343	$1,309
Company restaurant sales	600	347	1,158	449
Franchise and property revenues	760	747	1,423	1,459
Advertising revenues and other services	318	304	595	602
Total revenues	2,410	2,080	4,519	3,819
Operating costs and expenses:
Supply chain cost of sales	589	540	1,085	1,057
Company restaurant expenses	498	286	966	375
Franchise and property expenses	144	134	274	260
Advertising expenses and other services	364	334	675	645
General and administrative expenses	188	185	379	358
(Income) loss from equity method investments	(5)	(69)	(10)	(72)
Other operating expenses (income), net	149	7	232	(11)
Total operating costs and expenses	1,927	1,417	3,601	2,612
Income from operations	483	663	918	1,207
Interest expense, net	132	147	262	295
Loss on early extinguishment of debt	—	32	—	32
Income from continuing operations before income taxes	351	484	656	880
Income tax expense from continuing operations	87	85	169	153
Net income from continuing operations	264	399	487	727
Net loss from discontinued operations (net of tax of $0 and $0)	1	—	3	—
Net income	263	399	484	727
Net income attributable to noncontrolling interests (Note 13)	74	119	136	217
Net income attributable to common shareholders	$189	$280	$348	$510
Earnings per common share
Basic net income per share from continuing operations	$0.58	$0.89	$1.07	$1.62
Basic net loss per share from discontinued operations	$(0.00)	$—	$(0.01)	$—
Basic net income per share	$0.58	$0.89	$1.07	$1.62

Diluted net income per share from continuing operations	$0.58	$0.88	$1.07	$1.60
Diluted net loss per share from discontinued operations	$(0.00)	$—	$(0.01)	$—
Diluted net income per share	$0.57	$0.88	$1.06	$1.60

Weighted average shares outstanding (in millions):
Basic	328	317	327	316
Diluted	457	453	456	453
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$263	$399	$484	$727

Foreign currency translation adjustment	696	(107)	798	(347)
Net change in fair value of net investment hedges, net of tax of $3, $3, $(9) and $6	(417)	26	(492)	160
Net change in fair value of cash flow hedges, net of tax of $4, $(10), $15 and $(36)	(11)	27	(41)	96
Amounts reclassified to earnings of cash flow hedges, net of tax of $7, $10, $15 and $18	(21)	(27)	(42)	(49)
Gain (loss) recognized on other, net of tax of $0, $0, $0 and $0	2	—	1	—
Other comprehensive income (loss)	249	(81)	224	(140)
Comprehensive income (loss)	512	318	708	587
Comprehensive income (loss) attributable to noncontrolling interests	144	95	199	175
Comprehensive income (loss) attributable to common shareholders	$368	$223	$509	$412

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(In millions of U.S. dollars, except shares and per share data, Unaudited)

	Issued Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balances at December 31, 2024	324,426,589	$2,357	$1,860	$(1,107)	$1,733	$4,843
Stock option exercises	221,007	13	—	—	—	13
Share-based compensation	—	44	—	—	—	44
Issuance of shares	2,926,103	10	—	—	—	10
Dividends declared ($0.62 per share)	—	—	(203)	—	—	(203)
Dividend equivalents declared on restricted stock units	—	5	(5)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.62 per unit)	—	—	—	—	(79)	(79)
Exchange of Partnership exchangeable units for RBI common shares	55,462	1	—	—	(1)	—
Net income	—	—	159	—	62	221
Other comprehensive income (loss)	—	—	—	(18)	(7)	(25)
Balances at March 31, 2025	327,629,161	$2,430	$1,811	$(1,125)	$1,708	$4,824
Stock option exercises	144,700	7	—	—	—	7
Share-based compensation	—	29	—	—	—	29
Issuance of shares	3,499	—	—	—	—	—
Dividends declared ($0.62 per share)	—	—	(203)	—	—	(203)
Dividend equivalents declared on restricted stock units	—	3	(3)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.62 per unit)	—	—	—	—	(79)	(79)
Net income	—	—	189	—	74	263
Other comprehensive income (loss)	—	—	—	179	70	249
Balances at June 30, 2025	327,777,360	$2,469	$1,794	$(946)	$1,773	$5,090
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

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars, Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$484	$727
Net loss from discontinued operations	3	—
Net income from continuing operations	487	727
Depreciation and amortization	148	108
Non-cash loss on early extinguishment of debt	—	22
Amortization of deferred financing costs and debt issuance discount	13	12
(Income) loss from equity method investments	(10)	(72)
(Gain) loss on remeasurement of foreign denominated transactions	207	(29)
Net (gains) losses on derivatives	(102)	(91)
Share-based compensation and non-cash incentive compensation expense	81	87
Deferred income taxes	8	10
Other non-cash adjustments, net	31	5
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(72)	9
Inventories and prepaids and other current assets	(30)	14
Accounts and drafts payable	(6)	(70)
Other accrued liabilities and gift card liability	(155)	(210)
Tenant inducements paid to franchisees	(14)	(11)
Changes in other long-term assets and liabilities	(19)	(29)
Net cash provided by operating activities from continuing operations	567	482
Cash flows from investing activities:
Payments for additions of property and equipment	(102)	(69)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	12	7
Net payments for acquisition of franchised restaurants, net of cash acquired	(152)	(531)
Settlement/sale of derivatives, net	40	35
Other investing activities, net	—	(1)
Net cash used for investing activities from continuing operations	(202)	(559)
Cash flows from financing activities:
Proceeds from long-term debt	—	1,950
Repayments of long-term debt and finance leases	(66)	(1,639)
Payment of financing costs	—	(32)
Payment of common share dividends and Partnership exchangeable unit distributions	(544)	(506)
Proceeds from stock option exercises	20	60
Proceeds from derivatives	34	57
Other financing activities, net	1	(2)
Net cash used for financing activities from continuing operations	(555)	(112)
Net cash used for discontinued operations	(85)	—
Effect of exchange rates on cash and cash equivalents	19	(8)
Decrease in cash and cash equivalents, including cash classified as assets held for sale - discontinued operations	(256)	(197)
Increase in cash classified as assets held for sale - discontinued operations	(52)	—
Decrease in cash and cash equivalents	(308)	(197)
Cash and cash equivalents at beginning of period	1,334	1,139
Cash and cash equivalents at end of period	$1,026	$942
Supplemental cash flow disclosures:
Interest paid	$360	$390
Income taxes paid	$285	$186
Accruals for additions of property and equipment	$22	$—
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Organization
Restaurant Brands International Inc. (the “Company”, “RBI”, “we”, “us” or “our”) is a Canadian corporation that serves as the sole general partner of Restaurant Brands International Limited Partnership (“Partnership”). We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons”), fast food hamburgers principally under the Burger King® brand (“Burger King”), chicken under the Popeyes® brand (“Popeyes”) and sandwiches under the Firehouse Subs® brand (“Firehouse”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of June 30, 2025, we franchised or owned 6,075 Tim Hortons restaurants, 19,666 Burger King restaurants, 5,086 Popeyes restaurants and 1,402 Firehouse Subs restaurants, for a total of 32,229 restaurants, and operate in more than 120 countries and territories. As of June 30, 2025, over 90% of current system-wide restaurants are franchised.
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
Basic and diluted earnings (loss) per share are computed using the weighted average number of shares outstanding for the period. We apply the treasury stock method to determine the dilutive weighted average common shares represented by outstanding equity awards, unless the effect of their inclusion is anti-dilutive. The diluted earnings (loss) per share calculation assumes conversion of 100% of the Partnership exchangeable units under the “if converted” method. Accordingly, the numerator is also adjusted to include the earnings (loss) allocated to the holders of noncontrolling interests.

The following table summarizes the basic and diluted earnings per share calculations (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income from continuing operations attributable to common shareholders - basic	$190	$280	$350	$510
Add: Net income from continuing operations attributable to noncontrolling interests	74	119	137	216
Net income from continuing operations available to common shareholders and noncontrolling interests - diluted	$264	$399	$487	$726

Net loss from discontinued operations	$1	$—	$3	$—

Net income attributable to common shareholders - basic	$189	$280	$348	$510
Add: Net income attributable to noncontrolling interests	74	119	136	216
Net income available to common shareholders and noncontrolling interests - diluted	$263	$399	$484	$726

Denominator:
Weighted average common shares - basic	328	317	327	316
Exchange of noncontrolling interests for common shares (Note 13)	127	134	127	134
Effect of other dilutive securities	2	2	2	3
Weighted average common shares - diluted	457	453	456	453

Basic net income per share from continuing operations (a)	$0.58	$0.89	$1.07	$1.62
Basic net loss per share from discontinued operations (a)	$(0.00)	$—	$(0.01)	$—
Basic net income per share (a)	$0.58	$0.89	$1.07	$1.62

Diluted net income per share from continuing operations (a)	$0.58	$0.88	$1.07	$1.60
Diluted net loss per share from discontinued operations (a)	$(0.00)	$—	$(0.01)	$—
Diluted net income per share (a)	$0.57	$0.88	$1.06	$1.60

Anti-dilutive securities outstanding	5	5	5	5
(a) Earnings (loss) per share may not recalculate exactly as it is calculated based on unrounded numbers.

Note 3. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized franchise fees and upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities on a consolidated basis between December 31, 2024 and June 30, 2025 (in millions):

Contract Liabilities
Balance at December 31, 2024	$517
Recognized during period and included in the contract liability balance at the beginning of the year	(29)
Increase, excluding amounts recognized as revenue during the period	21
Effective settlement of pre-existing contract liabilities in connection with BK China Acquisition (Note 6)	(17)
Impact of foreign currency translation	22
Balance at June 30, 2025	$514
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) on a consolidated basis as of June 30, 2025 (in millions):

Contract liabilities expected to be recognized in
Remainder of 2025	$27
2026	52
2027	49
2028	46
2029	43
Thereafter	297
Total	$514
Disaggregation of Total Revenues
Refer to Note 5, Segment Reporting, for definition of our segments. The following tables disaggregate revenue by segment (in millions). Totals in the following tables may not calculate exactly due to rounding.

	Three Months Ended June 30, 2025
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$732	$—	$—	$—	$—	$—	$—	$732
Company restaurant sales	12	61	46	11	—	469	—	600
Royalties	89	124	76	19	213	—	(21)	500
Property revenues	166	55	4	—	—	—	(6)	219
Franchise fees and other revenue	7	3	7	9	15	—	—	41
Advertising revenues and other services	78	144	77	20	21	—	(22)	318
Total revenues	$1,083	$388	$210	$59	$250	$469	$(49)	$2,410
(a)Represents elimination of intersegment revenues that consists of royalties, property and advertising and other services revenue recognized by BK and INTL from intersegment transactions with RH.

	Six Months Ended June 30, 2025
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$1,343	$—	$—	$—	$—	$—	$—	$1,343
Company restaurant sales	22	121	93	22	—	901	—	1,158
Royalties	162	238	148	37	400	—	(40)	945
Property revenues	303	107	7	—	1	—	(15)	404
Franchise fees and other revenue	15	5	9	17	27	—	—	74
Advertising revenues and other services	142	273	147	36	40	—	(42)	595
Total revenues	$1,987	$744	$404	$113	$468	$901	$(97)	$4,519

	Three Months Ended June 30, 2024
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$682	$—	$—	$—	$—	$—	$—	$682
Company restaurant sales	11	63	33	10	—	230	—	347
Royalties	86	122	76	19	200	—	(10)	493
Property revenues	160	52	4	—	1	—	(4)	213
Franchise fees and other revenue	13	3	5	8	12	—	—	41
Advertising revenues and other services	78	124	76	16	20	—	(10)	304
Total revenues	$1,030	$364	$194	$53	$233	$230	$(24)	$2,080

	Six Months Ended June 30, 2024
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$1,309	$—	$—	$—	$—	$—	$—	$1,309
Company restaurant sales	22	121	56	20	—	230	—	449
Royalties	163	238	151	36	388	—	(10)	966
Property revenues	307	108	7	—	1	—	(4)	419
Franchise fees and other revenue	20	6	7	16	25	—	—	74
Advertising revenues and other services	148	241	151	31	41	—	(10)	602
Total revenues	$1,969	$714	$372	$103	$455	$230	$(24)	$3,819

Note 4. Leases
Property revenues consist primarily of lease income from operating leases and earned income on direct financing leases and sales-type leases with franchisees as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease income - operating leases
Minimum lease payments	$90	$92	$177	$186
Variable lease payments	127	119	224	230
Amortization of favorable and unfavorable income lease contracts, net	1	1	1	1
Subtotal - lease income from operating leases	218	212	402	417
Earned income on direct financing and sales-type leases	1	1	2	2
Total property revenues	$219	$213	$404	$419
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
Our measure of segment income is Adjusted Operating Income. Our chief operating decision maker uses Adjusted Operating Income (i) in the budgeting process and in periodic reviews of segment performance by comparing variances in actual segment income results to budget and (ii) during the annual budgeting process to make capital allocation decisions, including allocating resources to segments.

Adjusted Operating Income represents income from operations adjusted to exclude (i) franchise agreement and reacquired franchise right intangible asset amortization as a result of acquisition accounting, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expenses incurred in connection with the Carrols Acquisition, the PLK China Acquisition, and the BK China Acquisition consisting primarily of professional fees, compensation-related expenses, and integration costs (“RH and BK China Transaction costs”); and (ii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements as well as services related to significant tax reform legislation and regulations (“Corporate restructuring and advisory fees”).
The following tables present total segment revenues, significant segment expenses that are regularly reviewed by the CODM to manage and assess segment performance and segment income, as well as depreciation and amortization, (income) loss from equity method investments, and capital expenditures by segment (in millions). For the periods referenced, segment franchise and property expenses (“Segment F&P expenses”) for each segment exclude franchise agreement and reacquired franchise rights amortization and Segment G&A for each segment excludes RH and BK China Transaction costs, and Corporate restructuring and advisory fees. For segment reporting purposes, capital expenditures include payments for additions of property and equipment during the period, as well as the change in accruals for additions of property and equipment since the prior period. Totals in the following tables may not calculate exactly due to rounding.

	Three Months Ended June 30, 2025
	TH	BK	PLK	FHS	INTL	RH	ELIM	Total
Revenues from external customers	$1,083	$338	$210	$59	$250	$469	$—	$2,410
Intersegment revenues (a)	—	49	—	—	—	—	(49)	—
Total revenues	$1,083	$388	$210	$59	$250	$469	$(49)	$2,410

Operating costs and expenses:
Supply chain cost of sales	589	—	—	—	—	—	—	589
Company restaurant expenses (b)	10	57	40	9	—	406	(23)	498
Segment F&P expenses	83	33	6	2	9	—	(4)	128
Advertising expenses and other services	93	147	80	20	23	24	(22)	364
Segment G&A	34	31	19	13	47	23	—	166
Adjustments:
Cash distributions received from equity method investments	4	—	—	—	—	—	—	4
Adjusted Operating Income	278	121	66	15	172	16	—	668

Additional segment information:
Depreciation and amortization	28	13	4	1	7	24	—	77
(Income) loss from equity method investments	(4)	—	—	—	(1)	—	—	(5)
Capital expenditures	9	6	2	1	4	21	—	42
(a)Consists of BK and INTL royalties, property revenues, advertising contribution revenues and tech fees from intersegment transactions with RH.
(b)The components of Company restaurant expenses for our RH segment are included below.

	Six Months Ended June 30, 2025
	TH	BK	PLK	FHS	INTL	RH	ELIM	Total
Revenues from external customers	$1,987	$647	$404	$113	$468	$901	$—	$4,519
Intersegment revenues (a)	—	97	—	—	—	—	(97)	—
Total revenues	$1,987	$744	$404	$113	$468	$901	$(97)	$4,519

Operating costs and expenses:
Supply chain cost of sales	1,085	—	—	—	—	—	—	1,085
Company restaurant expenses (b)	19	111	79	19	—	785	(47)	966
Segment F&P expenses	161	64	8	3	14	—	(8)	242
Advertising expenses and other services	159	278	152	38	45	45	(42)	675
Segment G&A	71	67	40	27	98	48	—	351
Adjustments:
Cash distributions received from equity method investments	7	—	—	—	—	—	—	7
Adjusted Operating Income	499	224	126	26	310	23	—	1,208

Additional segment information:
Depreciation and amortization	55	26	7	3	14	44	—	148
(Income) loss from equity method investments	(7)	—	—	—	(3)	—	—	(10)
Capital expenditures	13	11	3	2	6	37	—	73

	Three Months Ended June 30, 2024
	TH	BK	PLK	FHS	INTL	RH	ELIM	Total
Total revenues	$1,030	$340	$194	$53	$233	$230	$—	$2,080
Intersegment revenues (a)	—	24	—	—	—	—	(24)	—
Total revenues	$1,030	$364	$194	$53	$233	$230	$(24)	$2,080

Operating costs and expenses:
Supply chain cost of sales	540	—	—	—	—	—	—	540
Company restaurant expenses (b)	10	57	29	9	—	194	(13)	286
Segment F&P expenses	91	26	5	1	—	—	(2)	122
Advertising expenses and other services	87	131	78	17	22	10	(10)	334
Segment G&A	38	36	21	14	49	12	—	170
Adjustments:
Cash distributions received from equity method investments	4	—	—	—	—	—	—	4
Adjusted Operating Income	269	114	62	13	160	14	—	632

Additional segment information:
Depreciation and amortization	28	12	3	1	7	9	—	59
(Income) loss from equity method investments	(4)	(77)	—	—	12	—	—	(69)
Capital expenditures	11	17	6	1	3	7	—	44

	Six Months Ended June 30, 2024
	TH	BK	PLK	FHS	INTL	RH	ELIM	Total
Total revenues	$1,969	$690	$372	$103	$455	$230	$—	$3,819
Intersegment revenues (a)		24					(24)	—
Total revenues	$1,969	$714	$372	$103	$455	$230	$(24)	$3,819

Operating costs and expenses:
Supply chain cost of sales	1,057	—	—	—	—	—	—	1,057
Company restaurant expenses (b)	19	110	48	18	—	194	(13)	375
Segment F&P expenses	171	57	6	3	5	—	(2)	240
Advertising expenses and other services	157	256	154	32	45	10	(10)	645
Segment G&A	80	72	43	28	102	12	—	337
Adjustments:
Cash distributions received from equity method investments	7	—	—	—	—	—	—	7
Adjusted Operating Income	493	220	120	23	302	14	—	1,172

Additional segment information:
Depreciation and amortization	55	23	5	2	13	9	—	108
(Income) loss from equity method investments	(8)	(77)	—	—	14	—	—	(72)
Capital expenditures	18	30	7	2	5	7	—	69
The following table presents the components of Company restaurant expenses for our RH segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Company restaurant expenses for RH segment
Food, beverage and packaging costs	$134	$64	$255	$64
Restaurant wages and related expenses	152	72	297	72
Restaurant occupancy expense and other	120	59	233	59
Company restaurant expenses (RH segment)	$406	$194	$785	$194
The following tables present revenues by country (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues by country (c):
United States	$1,165	$902	$2,238	$1,563
Canada	992	945	1,807	1,801
Other	253	233	474	455
Total revenues	$2,410	$2,080	$4,519	$3,819
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
Adjusted Operating Income is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. A reconciliation of segment income to net income from continuing operations consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment income:
TH	$278	$269	$499	$493
BK	121	114	224	220
PLK	66	62	126	120
FHS	15	13	26	23
INTL	172	160	310	302
RH	16	14	23	14
Adjusted Operating Income	668	632	1,208	1,172
Franchise agreement and reacquired franchise rights amortization	17	11	33	19
RH and BK China Transaction costs	16	9	22	13
Corporate restructuring and advisory fees	5	6	6	8
Impact of equity method investments (a)	(1)	(64)	(3)	(64)
Other operating expenses (income), net	149	7	232	(11)
Income from operations	483	663	918	1,207
Interest expense, net	132	147	262	295
Loss on early extinguishment of debt	—	32	—	32
Income tax expense from continuing operations	87	85	169	153
Net income from continuing operations	$264	$399	$487	$727
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in Adjusted Operating Income, which is our measure of segment income.

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

The BK China Acquisition was accounted for as a step acquisition, which required remeasurement of our existing ownership interest in BK China to fair value. We utilized an income approach to determine the fair value of our existing equity interest. This resulted in an increase in the value of our existing equity interest and the recognition of a gain of $2 million (the “BK China Step Acquisition Gain”), which is included in (Income) loss from equity method investments in our condensed consolidated statement of operations for the six months ended June 30, 2025.
Purchase price consideration in connection with the BK China Acquisition totaled $149 million, consisting of the cash purchase price of $151 million plus the fair value of our existing interest of $11 million less the effective settlement of pre-existing balances with BK China related to franchise agreements prior to the date of acquisition of $13 million.
Our preliminary allocation of the purchase price to net assets acquired includes property, plant and equipment of $116 million, operating lease right of use assets of $160 million, goodwill of $308 million, outstanding current debt assumed of $178 million, operating lease liabilities of $157 million, and other net liabilities of $100 million. Goodwill is considered to represent the value associated with the workforce and benefits anticipated to be realized by our INTL segment for future restaurant growth. The preliminary fair value estimates are based on management’s analysis, including preliminary work performed by third-party valuation specialists. During the measurement period, we will continue to obtain information to assist in determining the fair value of the net assets acquired. During the six months ended June 30, 2025, we assigned $108 million of goodwill to a reporting unit in the INTL segment. Goodwill arising from the BK China Acquisition that was not assigned to a reporting unit in the INTL segment is part of the disposal group and classified as Assets held for sale – discontinued operations in our condensed consolidated balance sheet.
Supplemental pro forma net income from continuing operations, assuming the BK China Acquisition had occurred on January 1, 2024, would not differ materially from the results reported during the three and six months ended June 30, 2025 and 2024.
Discontinued Operations
Upon determining that a disposal group meets the criteria to be classified as held for sale, we measure it at the lower of its carrying value or fair value less costs to sell. Fair value less costs to sell is assessed each period the disposal group remains classified as held-for-sale, with any subsequent changes recognized as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the disposal group at the time it was initially classified as held for sale. No adjustments to the carrying value of BK China have been recognized as a result of this assessment.
Upon classification as held for sale, we cease depreciation and amortization of long-lived assets included in a disposal group, including operating lease right-of-use assets. Additionally, BK China ceased recognition of royalty expense and our INTL segment ceased recognition of revenue from BK China following the BK China Acquisition and presentation as discontinued operations.
The assets and liabilities of BK China are classified as Assets held for sale – discontinued operations and Liabilities held for sale – discontinued operations, respectively, in our condensed consolidated balance sheet. During the six months ended June 30, 2025, we provided $137 million of funding to BK China. Cash and cash equivalents for BK China was $58 million as of June 30, 2025, reflected in assets held for sale – discontinued operations.
Net cash provided by (used for) discontinued operations consists of the following (in millions):

Six Months Ended June 30, 2025
Cash flows from discontinued operations:
Net cash used for operating activities from discontinued operations	$(53)
Net cash used for investing activities from discontinued operations	(2)
Net cash used for financing activities from discontinued operations	(30)
Net cash used for discontinued operations	$(85)

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

Reacquired franchise rights, which represent the fair value of reacquired franchise agreements determined using the excess earnings method, are amortized over the remaining term of the reacquired franchise agreement and have a weighted average remaining term of 12 years.
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
Supplemental Pro Forma Information
The following table presents unaudited supplemental pro forma consolidated revenue for the three and six months ended June 30, 2024, as if the Carrols Acquisition had occurred on January 1, 2023 (in millions):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Total revenues	$2,291	$4,435
The unaudited supplemental pro forma consolidated revenue gives effect to actual revenues prior to the Carrols Acquisition, adjusted to exclude the elimination of intercompany transactions. Other than the impact of the Step Acquisition Gain and Carrols Acquisition Costs (as discussed above), supplemental pro forma net earnings, assuming the Carrols Acquisition had occurred on January 1, 2024, would not be materially different from the results reported during the three and six months ended June 30, 2024.
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
The aggregate carrying amounts of our equity method investments were $120 million and $113 million as of June 30, 2025 and December 31, 2024, respectively, and are included as a component of Other assets, net in our accompanying condensed consolidated balance sheets.
Except for the following equity method investments, no quoted market prices are available for our other equity method investments. The aggregate market value of our 6.4% equity interest in Zamp S.A. (formerly BK Brasil Operação e Assessoria a Restaurantes S.A.) based on the quoted market price on June 30, 2025 was approximately $16 million. The aggregate market value of our 4.1% equity interest in TH International Limited (“Tims China”) based on the quoted market price on June 30, 2025 was approximately $4 million.

We have equity interests in entities that own or franchise Tim Hortons, Burger King and Popeyes restaurants. Revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest, including Carrols through May 15, 2024 and BK China through February 14, 2025, consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues from affiliates:
Royalties	$83	$95	$158	$196
Advertising revenues and other services	1	11	3	31
Property revenues	1	5	1	13
Franchise fees and other revenue	4	5	7	11
Supply chain sales	4	5	8	9
Total	$93	$121	$177	$260
At June 30, 2025 and December 31, 2024, we had $47 million and $44 million, respectively, of accounts receivable, net from our equity method investments which were recorded in Accounts and notes receivable, net in our condensed consolidated balance sheets.
With respect to our Tim Hortons business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $4 million during the three months ended June 30, 2025 and 2024. Distributions received from this joint venture were $7 million during the six months ended June 30, 2025 and 2024.
Associated with the TIMWEN Partnership, we recognized $6 million and $5 million of rent expense during the three months ended June 30, 2025 and 2024, respectively, and we recognized $10 million of rent expense during the six months ended June 30, 2025 and 2024.
(Income) loss from equity method investments reflects our share of investee net income or loss as well as gains or losses from changes in our ownership interests in equity investees.
In June 2024, we acquired the Popeyes China (“PLK China”) business from Tims China (“the PLK China Acquisition”). In addition, Tims China issued us a $20 million three-year convertible note due June 28, 2027 and a $5 million three-year convertible note due August 15, 2027, which are included within Other assets, net in the condensed consolidated balance sheets as of June 30, 2025.

Note 9. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	June 30, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$733	$(398)	$335	$707	$(369)	$338
Reacquired franchise rights	374	(40)	334	374	(22)	352
Favorable leases	75	(56)	19	74	(53)	21
Subtotal	1,182	(494)	688	1,155	(444)	711
Indefinite-lived intangible assets:
Tim Hortons brand	$6,271	$—	$6,271	$5,972	$—	$5,972
Burger King brand	2,149	—	2,149	2,068	—	2,068
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Firehouse Subs brand	816	—	816	816	—	816
Subtotal	10,591	—	10,591	10,211	—	10,211
Intangible assets, net			$11,279			$10,922

Goodwill:
TH segment	$4,025			$3,841
BK segment	358			240
PLK segment	844			844
FHS segment	194			193
INTL segment	507			377
RH segment	373			491
Total	$6,301			$5,986
Amortization expense on intangible assets totaled $18 million and $13 million for the three months ended June 30, 2025 and 2024, respectively. Amortization expense on intangible assets totaled $35 million and $22 million for the six months ended June 30, 2025 and 2024, respectively. Additionally, the change in intangible asset balances reflects the impact of foreign currency translation during the six months ended June 30, 2025.
As of December 31, 2024, preliminary goodwill arising from the Carrols Acquisition was reported within the RH segment. During the three months ended March 31, 2025, we assigned $362 million and $117 million of goodwill from the Carrols Acquisition to reporting units in the RH and BK segments, respectively. Refer to Note 7, Carrols Acquisition, for a description of goodwill recognized in connection with the Carrols Acquisition. Additionally, during the six months ended June 30, 2025, we assigned $108 million of goodwill from the BK China Acquisition to a reporting unit in the INTL segment. Refer to Note 6, BK China, for a description of goodwill recognized in connection with the BK China Acquisition. The changes in goodwill balances for each segment also reflect the impact of foreign currency translation during the six months ended June 30, 2025.

Note 10. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and Other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	June 30, 2025	December 31, 2024
Current:
Dividend payable	$282	$262
Interest payable	69	69
Accrued compensation and benefits	123	143
Taxes payable	173	228
Deferred income	77	71
Accrued advertising expenses	62	35
Restructuring and other provisions	20	16
Current portion of operating lease liabilities	201	193
Other	128	124
Other accrued liabilities	$1,135	$1,141
Noncurrent:
Taxes payable	$55	$52
Contract liabilities	514	517
Derivative liabilities	385	1
Unfavorable leases	29	30
Accrued pension	24	23
Deferred income	60	54
Other	27	29
Other liabilities, net	$1,094	$706
Note 11. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	June 30, 2025	December 31, 2024
Term Loan B	$4,703	$4,726
Term Loan A	1,259	1,275
3.875% First Lien Senior Notes due 2028	1,550	1,550
3.50% First Lien Senior Notes due 2029	750	750
6.125% First Lien Senior Notes due 2029	1,200	1,200
5.625% First Lien Senior Notes due 2029	500	500
4.375% Second Lien Senior Notes due 2028	750	750
4.00% Second Lien Senior Notes due 2030	2,900	2,900
TH Facility and other	105	108
Less: unamortized deferred financing costs and deferred issuance discount	(104)	(117)
Total debt, net	13,613	13,642
Less: current maturities of debt	(185)	(187)
Total long-term debt	$13,428	$13,455

Revolving Credit Facility
As of June 30, 2025, we had no amounts outstanding under our Revolving Credit Facility, had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability under our Revolving Credit Facility was $1,248 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or equity repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). Prior to June 30, 2024, the interest rate applicable to the TH Facility was the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Beginning July 1, 2024, the interest rate applicable to the TH Facility is the Adjusted Term CORRA rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by three of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of June 30, 2025, we had approximately C$143 million outstanding under the TH Facility with a weighted average interest rate of 4.40%.
Restrictions and Covenants
As of June 30, 2025, we were in compliance with all applicable financial debt covenants under our senior secured term loan facilities and Revolving Credit Facility (together the “Credit Facilities”), the TH Facility, and the indentures governing our 3.875% First Lien Senior Notes due 2028, 3.50% First Lien Senior Notes due 2029, 6.125% First Lien Senior Notes due 2029, 5.625% First Lien Senior Notes due 2029, 4.375% Second Lien Senior Notes due 2028, and 4.00% Second Lien Senior Notes due 2030 (together, the “Senior Notes”).
Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of
	June 30, 2025	December 31, 2024
Fair value of our variable term debt and senior notes	$13,329	$13,090
Principal carrying amount of our variable term debt and senior notes	13,612	13,651
Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Debt (a)	$127	$145	$254	$293
Finance lease obligations	4	5	9	10
Amortization of deferred financing costs and debt issuance discount	7	6	13	12
Interest income	(6)	(9)	(14)	(20)
Interest expense, net	$132	$147	$262	$295
(a)Amount includes $27 million and $36 million benefit during the three months ended June 30, 2025 and 2024, respectively, and $53 million and $66 million benefit during the six months ended June 30, 2025 and 2024, respectively, related to our interest rate swaps. Amount includes $22 million and $12 million benefit during the three months ended June 30, 2025 and 2024, respectively, and $44 million and $23 million benefit during the six months ended June 30, 2025 and 2024, respectively, related to the quarterly net settlements of our cross-currency rate swaps and amortization of the Excluded Component as defined in Note 12, Derivative Instruments.

Note 12. Derivative Instruments
Disclosures about Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges and derivatives designated as net investment hedges. We use derivatives to manage our exposure to fluctuations in interest rates and currency exchange rates.
Interest Rate Swaps
At June 30, 2025, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities, including any subsequent refinancing or replacement of the Term Loan Facilities, beginning August 31, 2021 through the termination date of October 31, 2028. Additionally, at June 30, 2025, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI, net of tax, and reclassified into interest expense during the period in which the hedged forecasted transaction affects earnings.
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
At June 30, 2025, the net amount of pre-tax gains that we expect to be reclassified from AOCI into interest expense within the next 12 months is $74 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At June 30, 2025, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates is economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At June 30, 2025, we had outstanding cross-currency rate swaps from which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $5,700 million to partially hedge the net investment in our Canadian subsidiaries. In November 2024, we restructured $5,000 million of cross-currency rate swaps, of which $1,950 million have a maturity of September 30, 2028, $1,400 million have a maturity of October 31, 2029 and $1,650 million have a maturity of October 31, 2030. The restructure resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, in November 2024 we entered into cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $700 million through the maturity date of October 31, 2027. At inception, these cross-currency rate swaps were designated and continue to be hedges and are accounted for as net investment hedges.
At June 30, 2025, we had outstanding cross-currency rate swap contracts between the euro and U.S. dollar from which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $2,750 million, of which $1,400 million were entered during 2023 and have a maturity date of October 31, 2026, $1,200 million were entered during 2023 and have a maturity date of November 30, 2028, and $150 million were entered during 2021 and have a maturity date of October 31, 2028. At inception, these cross-currency rate swaps were designated and continue to be hedges and are accounted for as net investment hedges.

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
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons’ operations. At June 30, 2025, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $202 million with maturities to August 17, 2026. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$(17)	$35	$(58)	$127
Forward-currency contracts	$2	$2	$2	$5
Derivatives designated as net investment hedges
Cross-currency rate swaps	$(420)	$23	$(483)	$154
(1) We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$27	$36	$53	$66
Forward-currency contracts	Supply chain cost of sales	$1	$1	$4	$1

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$22	$12	$44	$23

	Fair Value as of
	June 30, 2025	December 31, 2024	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest rate	$94	$194	Other assets, net
Interest rate	—	1	Prepaids and other current assets
Foreign currency	6	8	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	—	83	Other assets, net
Total assets at fair value	$100	$286

Liabilities:
Derivatives designated as net investment hedges
Foreign currency	$385	$1	Other liabilities, net
Total liabilities at fair value	$385	$1

Note 13. Shareholders’ Equity
Noncontrolling Interests
The holders of Partnership exchangeable units held an economic interest of approximately 27.9% and 28.1% in Partnership common equity through the ownership of 126,983,115 and 127,038,577 Partnership exchangeable units as of June 30, 2025 and December 31, 2024, respectively.
Pursuant to exchange notices received, Partnership exchanged 55,462 Partnership exchangeable units during the six months ended June 30, 2025. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares and each such Partnership exchangeable unit was cancelled concurrently with the exchange. Partnership exchangeable units exchanged for RBI common shares subsequent to December 31, 2023 also result in the issuance of additional Partnership Class A common units to RBI in an amount equal to the number of RBI common shares exchanged. The exchanges represented increases in our ownership interest in Partnership and were accounted for as equity transactions, with no gain or loss recorded in the accompanying condensed consolidated statements of operations.
Share Repurchases
On August 6, 2025, our Board of Directors approved a share repurchase program that allows us to purchase up to $1,000 million of our common shares from September 15, 2025 until September 30, 2027. Effective as of September 15, 2025, this share repurchase authorization will replace our prior two-year authorization to repurchase up to the same $1,000 million of our common shares until September 30, 2025 (the “Prior Authorization”). For the three and six months ended June 30, 2025, we did not repurchase any of our common shares and as of June 30, 2025 had $500 million remaining under the Prior Authorization.
Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024	$719	$(14)	$(1,812)	$(1,107)
Foreign currency translation adjustment	—	—	798	798
Net change in fair value of derivatives, net of tax	(533)	—	—	(533)
Amounts reclassified to earnings of cash flow hedges, net of tax	(42)	—	—	(42)
Gain (loss) recognized on other, net of tax	—	1	—	1
Amounts attributable to noncontrolling interests	161	—	(224)	(63)
Balance at June 30, 2025	$305	$(13)	$(1,238)	$(946)
Note 14. Income Taxes
Our effective tax rate was 24.8% and 25.8% for the three and six months ended June 30, 2025, respectively. The effective tax rate during these periods includes the impact of the Administrative Guidance recently issued by the Organization for Economic Cooperation and Development (“OECD”), partially offset by the mix of income from multiple tax jurisdictions and internal financing arrangements.
Our effective tax rate was 17.6% and 17.4% for the three and six months ended June 30, 2024, respectively. The effective tax rate during these periods was primarily the result of the mix of income from multiple tax jurisdictions, internal financing arrangements, the impact of the Carrols Acquisition, and equity-based compensation.
On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was enacted into law. The OBBBA provides for modifications to U.S. tax law including changes to interest deductibility, R&D expensing, bonus depreciation, and various international provisions. We are currently evaluating the full effects of the tax law change, but we do not expect the legislation to have a material impact on our financial statements. As the law was enacted after the end of the second quarter, we have not reflected any impact from the OBBBA in our operating results for the three and six months ended June 30, 2025.

Note 15. Other Operating Expenses (Income), net
Other operating expenses (income), net consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$13	$8	$15	$10
Litigation settlements (gains) and reserves, net	1	1	4	1
Net losses (gains) on foreign exchange	132	(6)	207	(29)
Other, net	3	4	6	7
Other operating expenses (income), net	$149	$7	$232	$(11)
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
Our confirmed outstanding obligations under the SCF program at June 30, 2025 and December 31, 2024 totaled $32 million and $22 million, respectively, and are classified as Accounts and drafts payable in our condensed consolidated balance sheets. All activity related to the obligations is classified as Supply chain cost of sales in our condensed consolidated statements of operations and presented within cash flows from operating activities in our condensed consolidated statements of cash flows.

Note 17. Commitments and Contingencies
Litigation
From time to time, we are involved in legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.
On October 5, 2018, a class action complaint was filed against Burger King Worldwide, Inc. (“BKW”) and Burger King Company, successor in interest, (“BKC”) in the U.S. District Court for the Southern District of Florida by Jarvis Arrington, individually and on behalf of all others similarly situated. On October 18, 2018, a second class action complaint was filed against RBI, BKW and BKC in the U.S. District Court for the Southern District of Florida by Monique Michel, individually and on behalf of all others similarly situated. On October 31, 2018, a third class action complaint was filed against BKC and BKW in the U.S. District Court for the Southern District of Florida by Geneva Blanchard and Tiffany Miller, individually and on behalf of all others similarly situated. On November 2, 2018, a fourth class action complaint was filed against RBI, BKW and BKC in the U.S. District Court for the Southern District of Florida by Sandra Munster, individually and on behalf of all others similarly situated. These complaints have been consolidated and allege that the defendants violated Section 1 of the Sherman Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Burger King franchisees are required to sign. Each plaintiff seeks injunctive relief and damages for himself or herself and other members of the class. On March 24, 2020, the Court granted BKC’s motion to dismiss for failure to state a claim and on April 20, 2020 the plaintiffs filed a motion for leave to amend their complaint. The court denied the plaintiffs motion for leave to amend their complaint in August 2020 and the plaintiffs appealed this ruling. In August 2022, the federal appellate court reversed the lower court's decision to dismiss the case and remanded the case to the lower court for further proceedings. In March 2025, at the request of the court, BKC filed a supplemental brief in support of its motion to dismiss and the plaintiffs filed a supplemental brief in support of its motion opposing BKC's motion to dismiss. On April 9, 2025, the court denied BKC's motion to dismiss. Plaintiffs filed an amended complaint on April 30, 2025, and BKC filed its answer on May 21, 2025. While we intend to vigorously defend these claims, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
On October 7, 2024, purported former shareholders of Carrols filed a complaint in the Court of Chancery of the State of Delaware against RBI and two individuals that were on the board of Carrols. The complaint alleges claims for breach of fiduciary duty by RBI, as a purported controlling shareholder of Carrols, and unjust enrichment by RBI in connection with the acquisition of Carrols, as well as claims for breaches of fiduciary duty by the two individual directors. The complaint generally alleges that RBI coerced Carrols into the transaction, and that the two directors failed to disclose that their interests differed from the interests of other Carrols shareholders, and that the two directors were not independent from RBI. The complaint seeks equitable relief, damages and fees and expenses. We filed a motion to dismiss in December 2024 and the plaintiffs filed an amended complaint in February 2025. In March 2025, we filed an amended motion to dismiss and plaintiffs filed their opposition on May 2, 2025. On July 22, 2025, the court denied RBI's motion to dismiss. RBI is working with counsel to prepare a timely response to the plaintiff's amended complaint. We intend to vigorously defend these claims, however, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.

Note 18. Subsequent Events
Dividends
On July 8, 2025, we paid a cash dividend of $0.62 per common share to common shareholders of record on June 24, 2025. On such date, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.62 per exchangeable unit to holders of record on June 24, 2025.
Subsequent to June 30, 2025, our board of directors declared a cash dividend of $0.62 per common share, which will be paid on October 7, 2025 to common shareholders of record on September 23, 2025. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.62 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
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
Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with over $45 billion in annual system-wide sales and over 32,000 restaurants, over 90% of which are franchised, in more than 120 countries and territories as of June 30, 2025. We own and franchise four iconic brands, Tim Hortons®, Burger King®, Popeyes®, and Firehouse Subs®. Our brands have complementary daypart mixes and product platforms that benefit from global scale and sharing of best practices to optimize costs while preserving their independence and rich heritage.
We have six operating and reportable segments, including four franchisor segments for our Tim Hortons, Burger King, Popeyes and Firehouse Subs brands in the U.S. and Canada (“TH”, “BK”, “PLK”, and “FHS”, respectively) and a fifth franchisor segment for all of our brands in the rest of the world (“INTL”). Additionally, we completed the acquisitions of Carrols Restaurant Group Inc. (“Carrols”) (“the Carrols Acquisition”) and Popeyes China (“PLK China”) (“the PLK China Acquisition”) on May 16, 2024 and June 28, 2024, respectively. Following these acquisitions, we established a new operating and reportable segment, Restaurant Holdings (“RH”), which includes results from the Carrols Burger King restaurants and the PLK China restaurants from their acquisition dates and includes results from Firehouse Subs Brazil (“FHS Brazil”) beginning in 2025.
RBI plans to maintain the franchisor dynamics in its TH, BK, PLK, FHS, and INTL segments ("five franchisor segments") to report results consistent with how the business will be managed long-term given RBI's plans to refranchise the vast majority of the Carrols Burger King restaurants and to find a new partner for PLK China and new investors for FHS Brazil in the future. RH results include Company restaurant sales and expenses, including expenses associated with royalties, rent, and advertising. These expenses are recognized, as applicable, as revenues in the respective franchisor segments (BK for the Carrols Burger King restaurants and INTL for PLK China and FHS Brazil) and eliminated upon consolidation. Additionally, Adjusted Operating Income represents our measure of segment income for each of our reportable segments and is used by management to measure operating performance. See Note 5, “Segment Reporting” of the Financial Statements for additional information about our operating and reportable segments and our measure of segment income.
On February 14, 2025, we acquired substantially all the remaining equity interests in Pangaea Foods (China) Holdings Ltd. (“BK China”) (“the BK China Acquisition”) from our former joint venture partners. BK China met the criteria to be classified as held for sale and reported as discontinued operations. We are working to identify a new controlling shareholder which aligns with our long-term strategy of partnering with experienced local operators while maintaining a primarily franchised business.

Key Operating Metrics
Key performance indicators (“KPIs”) are shown for RBI's five franchisor segments. The KPIs for the Carrols Burger King restaurants are included in the BK segment and the KPIs for the PLK China, BK China and FHS Brazil restaurants are included in the INTL segment.
We evaluate our restaurants and assess our business based on the following operating metrics:
•System-wide sales growth refers to the percentage change in sales at all franchised restaurants and Company restaurants (referred to as system-wide sales) in one period from the same period in the prior year on a constant currency basis, which means the results exclude the effect of foreign currency translation (“FX Impact”). We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. System-wide sales is reported on a nominal basis.
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
These metrics are important indicators of the overall direction of our business, including trends in sales and the effectiveness of marketing, operations and growth initiatives.
The following tables present our consolidated key operating metrics for each of the periods indicated, which have been derived from our internal records. We evaluate our restaurants and assess our business based on these operating metrics. These metrics may differ from those used by other companies in our industry who may define these metrics differently.

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated Key Operating Metrics	2025	2024	2025	2024
System-wide Sales Growth (a)	5.3%	5.0%	4.1%	6.5%
System-wide Sales (in US$ millions) (a)	$11,853	$11,252	$22,349	$21,764
Comparable Sales	2.4%	1.9%	1.3%	3.2%
Net Restaurant Growth	2.9%	4.0%	2.9%	4.0%
System Restaurant Count at Period End	32,229	31,324	32,229	31,324
(a)System-wide sales growth is calculated on a constant currency basis and therefore will not recalculate to the percentage change in System-wide sales, which is reported on a nominal basis.

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024
Tabular amounts in millions of U.S. dollars unless noted otherwise. Totals, variances and percentage changes may not calculate exactly due to rounding.

Consolidated	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2025	2024	Favorable / (Unfavorable)			2025	2024	Favorable / (Unfavorable)
Revenues:
Supply chain sales	$732	$682	$50	$(7)	$57	$1,343	$1,309	$34	$(40)	$74
Company restaurant sales	600	347	253	—	253	1,158	449	709	—	709
Franchise and property revenues	760	747	13	—	13	1,423	1,459	(36)	(22)	(14)
Advertising revenues and other services	318	304	14	—	14	595	602	(7)	(6)	(1)
Total revenues	2,410	2,080	330	(7)	337	4,519	3,819	700	(68)	768
Operating costs and expenses:
Supply chain cost of sales	589	540	(49)	5	(54)	1,085	1,057	(28)	33	(61)
Company restaurant expenses	498	286	(212)	—	(212)	966	375	(591)	—	(591)
Franchise and property expenses	144	134	(10)	1	(11)	274	260	(14)	6	(20)
Advertising expenses and other services	364	334	(30)	1	(31)	675	645	(30)	6	(36)
General and administrative expenses	188	185	(3)	(2)	(1)	379	358	(21)	1	(22)
(Income) loss from equity method investments	(5)	(69)	(64)	—	(64)	(10)	(72)	(62)	—	(62)
Other operating expenses (income), net	149	7	(142)	1	(143)	232	(11)	(243)	—	(243)
Total operating costs and expenses	1,927	1,417	(510)	6	(516)	3,601	2,612	(989)	46	(1,035)
Income from operations	483	663	(180)	(1)	(179)	918	1,207	(289)	(22)	(267)
Interest expense, net	132	147	15	—	15	262	295	33	—	33
Loss on early extinguishment of debt	—	32	32	—	32	—	32	32	—	32
Income from continuing operations before income taxes	351	484	(133)	(1)	(132)	656	880	(224)	(22)	(202)
Income tax expense from continuing operations	87	85	(2)	—	(2)	169	153	(16)	1	(17)
Net income from continuing operations	264	399	(135)	(1)	(134)	487	727	(240)	(21)	(219)
Net loss from discontinued operations (net of tax of $0 and $0)	1	—	(1)	—	(1)	3	—	(3)	—	(3)
Net income	$263	$399	$(136)	$(1)	$(135)	$484	$727	$(243)	$(21)	$(222)
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
During the three and six months ended June 30, 2025, the increases in Total revenues were primarily driven by the net impact of restaurants acquired from franchisees, mainly related to the Carrols Acquisition, and increases in Supply chain sales, partially offset by an unfavorable FX Impact.
During the three and six months ended June 30, 2025, the decreases in Income from operations were primarily driven by the non-recurrence of a $79 million gain recognized during the three and six months ended June 30, 2024 in connection with the Carrols Acquisition and current year net losses on foreign exchange arising from remeasurement of foreign denominated assets and liabilities, primarily intercompany financing. These factors were partially offset by increases in segment income in each of our segments.

During the three months ended June 30, 2025, the decrease in Net income from continuing operations was primarily driven by a decrease in Income from operations, partially offset by the non-recurrence of loss on early extinguishment of debt and a decrease in Interest expense, net.
During the six months ended June 30, 2025, the decrease in Net income from continuing operations was primarily driven by a decrease in Income from operations and an increase in Income tax expense from continuing operations, partially offset by the non-recurrence of loss on early extinguishment of debt and a decrease in Interest expense, net.
General and Administrative Expenses
Our general and administrative expenses consisted of the following:

	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2025	2024	Favorable / (Unfavorable)			2025	2024	Favorable / (Unfavorable)
Segment G&A:
TH	$34	$38	$4	$—	$4	$71	$80	$9	$2	$6
BK	31	36	5	—	5	67	72	5	—	5
PLK	19	21	2	—	2	40	43	3	—	3
FHS	13	14	1	—	1	27	28	1	—	1
INTL	47	49	2	(2)	4	98	102	4	(1)	5
RH	23	12	(11)	—	(11)	48	12	(36)	—	(36)
RH and BK China Transaction costs	16	9	(7)	—	(7)	22	13	(9)	—	(9)
Corporate restructuring and advisory fees	5	6	1	(1)	2	6	8	2	(1)	3
General and administrative expenses	$188	$185	$(2)	$(2)	$—	$379	$358	$(21)	$1	$(22)
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
During the three and six months ended June 30, 2025, the increases in general and administrative expenses were primarily driven by increases in RH Segment G&A, reflecting a full three and six months of operations of Carrols in 2025, and increases in RH and BK China Transaction costs, partially offset by decreases in Segment G&A in our five franchisor segments.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss as well as gains or losses from changes in our ownership interests in equity investees.
The change in (income) loss from equity method investments during the three and six months ended June 30, 2025 reflects the non-recurrence of a $79 million gain recognized during the three and six months ended June 30, 2024 in connection with the Carrols Acquisition that resulted from an increase in the value of our existing 15% equity interest in Carrols, as well as changes in earnings of our equity method investments primarily driven by Carrols and BK China which we now consolidate.

Other Operating Expenses (Income), net
Our other operating expenses (income), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$13	$8	$15	$10
Litigation settlements (gains) and reserves, net	1	1	4	1
Net losses (gains) on foreign exchange	132	(6)	207	(29)
Other, net	3	4	6	7
Other operating expenses (income), net	$149	$7	$232	$(11)
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
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense, net	$132	$147	$262	$295
Weighted average interest rate on long-term debt	4.5%	4.8%	4.5%	4.9%
During the three and six months ended June 30, 2025, interest expense, net decreased primarily due to the 2024 restructuring of the Canadian cross-currency rate swap, a decrease in the Term Loan B spread driven by a 2024 repricing, and decreases in interest rates which impacts our variable rate debt, partially offset by an increase in long-term debt.
Loss on Early Extinguishment of Debt
During the three and six months ended June 30, 2024, we recorded a $32 million loss on early extinguishment of debt that primarily reflects expensing of fees and the write-off of unamortized debt issuance costs in connection with various amendments to our credit agreement.
Income Tax Expense from Continuing Operations
Our effective tax rate was 24.8% and 17.6% for the three months ended June 30, 2025 and 2024, respectively, and 25.8% and 17.4% for the six months ended June 30, 2025 and 2024, respectively. The increases in our effective tax rates were primarily due to discrete, unfavorable impacts of recently issued OECD Pillar II guidance during the first quarter of 2025, a decrease in benefit from stock based compensation, the mix of income from multiple jurisdictions and internal financing arrangements.

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was enacted into law. The OBBBA provides for modifications to U.S. tax law including changes to interest deductibility, R&D expensing, bonus depreciation, and various international provisions. We are currently evaluating the full effects of the tax law change, but we do not expect the legislation to have a material impact on our financial statements. As the law was enacted after the end of the second quarter, we have not reflected any impact from the OBBBA in our operating results for the three and six months ended June 30, 2025.
Segment Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

TH Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

System-wide Sales Growth (a)	3.9%	5.4%	2.1%	6.5%
System-wide Sales (a)	$1,995	$1,939	$3,626	$3,664
Comparable Sales	3.4%	4.6%	1.8%	5.7%
Comparable Sales - Canada	3.6%	4.9%	2.0%	6.1%
Net Restaurant Growth	0.3%	0.1%	0.3%	0.1%
System Restaurant Count at Period End	4,521	4,507	4,521	4,507
(a)System-wide sales growth is calculated on a constant currency basis and therefore will not recalculate to the percentage change in System-wide sales, which is reported on a nominal basis.

TH Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2025	2024	Favorable / (Unfavorable)			2025	2024	Favorable / (Unfavorable)
Revenues:
Supply chain sales	$732	$682	$50	$(7)	$56	$1,343	$1,309	$33	$(40)	$73
Company restaurant sales	12	12	—	—	—	22	22	—	—	—
Franchise and property revenues	262	259	3	(3)	5	480	490	(10)	(15)	5
Advertising revenues and other services	78	77	1	(1)	1	142	148	(6)	(5)	(1)
Total revenues	1,083	1,031	53	(10)	63	1,987	1,969	17	(60)	77
Supply chain cost of sales	589	540	(49)	6	(55)	1,085	1,057	(29)	33	(61)
Company restaurant expenses	10	10	—	—	—	19	19	—	—	(1)
Segment F&P expenses	83	91	8	1	7	161	171	10	5	5
Advertising expenses and other services	93	87	(6)	1	(7)	159	157	(3)	5	(7)
Segment G&A	34	38	4	—	4	71	80	9	2	6
Adjustments:
Cash distributions received from equity method investments	4	4	—	—	—	7	7	—	—	—
Adjusted Operating Income	278	269	9	(3)	12	499	493	6	(15)	20
During the three and six months ended June 30, 2025, the increases in Total revenues, excluding FX Impacts, were primarily driven by higher Supply chain sales due to increases in commodity prices, system-wide sales growth, and increases in CPG net sales, partially offset by unfavorable FX Impacts.
During the three and six months ended June 30, 2025, the increases in Adjusted Operating Income, excluding FX Impacts, were primarily driven by increases in Total revenues and decreases in Segment G&A due primarily to lower compensation-related expenses. These factors were partially offset by higher Supply chain cost of sales due primarily to increases in Supply chain sales, higher commodity prices and net bad debt expenses in the current year periods compared to net bad debt recoveries in the prior year periods. In addition, Adjusted Operating Income was impacted by increases in Advertising expenses and other services driven by the timing of certain marketing campaigns and unfavorable FX Impacts.
During the three and six months ended June 30, 2025, Franchise and property revenues and Segment F&P expenses reflect the non-recurrence of convention revenue and expenses recognized in 2024.

BK Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

System-wide Sales Growth	1.0%	(0.7)%	(0.3)%	0.8%
System-wide Sales	$2,952	$2,925	$5,652	$5,678
Comparable Sales	1.3%	(0.1)%	0.0%	1.8%
Comparable Sales - US	1.5%	0.1%	0.2%	1.9%
Net Restaurant Growth	(1.2)%	(1.7)%	(1.2)%	(1.7)%
System Restaurant Count at Period End	7,046	7,133	7,046	7,133

BK Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2025	2024	Favorable / (Unfavorable)			2025	2024	Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$61	$62	$(1)	$—	$(1)	$121	$120	$—	$—	$—
Franchise and property revenues (b)	182	178	4	—	4	350	353	(3)	(1)	(2)
Advertising revenues and other services (c)	144	124	20	—	20	273	241	32	—	33
Total revenues	388	364	24	—	24	744	714	30	(1)	31
Company restaurant expenses	57	57	1	—	1	111	110	(2)	—	(2)
Segment F&P expenses	33	26	(7)	—	(7)	64	57	(7)	—	(7)
Advertising expenses and other services	147	131	(15)	—	(15)	278	256	(22)	—	(22)
Segment G&A	31	36	5	—	5	67	72	5	—	5
Adjusted Operating Income	121	114	7	—	7	224	220	4	—	4
(b)Franchise and property revenues include intersegment revenues with RH consisting of royalties and rent of $27 million and $55 million during the three and six months ended June 30, 2025, respectively, and $15 million during the three and six months ended June 30, 2024, which are eliminated in consolidation.
(c)Advertising revenues and other services include intersegment revenues with RH consisting of advertising contributions and tech fees of $22 million and $42 million during the three and six months ended June 30, 2025, respectively, and $10 million during the three and six months ended June 30, 2024, which are eliminated in consolidation.
During the three and six months ended June 30, 2025, the increases in Total revenues were primarily driven by increases in Advertising revenues and other services primarily due to an increase in advertising fund contributions from franchisees reflecting an increase in the contribution rate.
During the three and six months ended June 30, 2025, the increases in Adjusted Operating Income were driven by the non-recurrence of $6 million and $12 million of advertising expenses incurred in the prior year in connection with our support behind the marketing program and decreases in Segment G&A due primarily to lower compensation-related expenses. These factors were partially offset by increases in Segment F&P expenses primarily due to net bad debt expenses in the current year compared to net bad debt recoveries in the prior year.

PLK Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

System-wide Sales Growth	1.6%	4.6%	(0.4)%	7.3%
System-wide Sales	$1,578	$1,555	$3,053	$3,072
Comparable Sales	(1.4)%	0.5%	(2.7)%	3.0%
Comparable Sales - US	(0.9)%	0.6%	(2.4)%	3.3%
Net Restaurant Growth	2.5%	4.3%	2.5%	4.3%
System Restaurant Count at Period End	3,524	3,437	3,524	3,437

PLK Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2025	2024	Favorable / (Unfavorable)			2025	2024	Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$46	$33	$13	$—	$13	$93	$56	$37	$—	$37
Franchise and property revenues	87	85	2	—	2	165	165	—	—	—
Advertising revenues and other services	77	76	2	—	2	147	151	(4)	—	(4)
Total revenues	210	194	16	—	16	404	372	32	—	32
Company restaurant expenses	40	29	(12)	—	(12)	79	48	(31)	—	(31)
Segment F&P expenses	6	5	(1)	—	(1)	8	6	(1)	—	(1)
Advertising expenses and other services	80	78	(2)	—	(2)	152	154	2	—	2
Segment G&A	19	21	2	—	2	40	43	3	—	3
Adjusted Operating Income	66	62	4	—	4	126	120	6	—	6
During the three and six months ended June 30, 2025, the increases in Total revenues and Adjusted Operating Income were primarily driven by the acquisition of Popeyes restaurants as part of the Carrols Acquisition. Additionally, Adjusted Operating Income benefited from decreases in Segment G&A due primarily to lower compensation-related expenses.

FHS Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

System-wide Sales Growth	6.3%	3.3%	6.8%	3.5%
System-wide Sales	$336	$316	$658	$617
Comparable Sales	(0.8)%	(0.1)%	(0.2)%	0.1%
Comparable Sales - US	(1.1)%	(0.1)%	(0.4)%	0.1%
Net Restaurant Growth	6.4%	3.5%	6.4%	3.5%
System Restaurant Count at Period End	1,371	1,288	1,371	1,288

FHS Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2025	2024	Favorable / (Unfavorable)			2025	2024	Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$11	$10	$1	$—	$1	$22	$20	$2	$—	$2
Franchise and property revenues	28	27	2	—	2	54	51	3	—	3
Advertising revenues and other services	20	16	3	—	3	36	31	5	—	5
Total revenues	59	53	6	—	6	113	103	10	—	10
Company restaurant expenses	9	9	—	—	—	19	18	(1)	—	(1)
Segment F&P expenses	2	1	—	—	—	3	3	(1)	—	(1)
Advertising expenses and other services	20	17	(3)	—	(3)	38	32	(5)	—	(5)
Segment G&A	13	14	1	—	1	27	28	1	—	1
Adjusted Operating Income	15	13	2	—	2	26	23	3	—	3
During the three and six months ended June 30, 2025, the increases in Total revenues and Adjusted Operating Income were primarily driven by the increase in system-wide sales.

INTL Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

System-wide Sales Growth (a)	9.8%	9.2%	9.3%	10.4%
System-wide Sales (a)	$4,992	$4,517	$9,360	$8,733
Comparable Sales	4.2%	2.6%	3.4%	3.4%
Comparable Sales - INTL - Burger King	4.1%	2.3%	3.4%	3.2%
Net Restaurant Growth	5.4%	8.2%	5.4%	8.2%
System Restaurant Count at Period End	15,767	14,959	15,767	14,959
(a)System-wide sales growth is calculated on a constant currency basis and therefore will not recalculate to the percentage change in System-wide sales, which is reported on a nominal basis.

INTL Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2025	2024	Favorable / (Unfavorable)			2025	2024	Favorable / (Unfavorable)
Revenues:
Franchise and property revenues	$228	$213	$16	$3	$13	$428	$414	$14	$(6)	$19
Advertising revenues and other services	21	20	2	—	2	40	41	(1)	(1)	—
Total revenues	250	232	18	3	15	468	455	13	(7)	20
Segment F&P expenses	9	—	(8)	—	(8)	14	5	(8)	—	(8)
Advertising expenses and other services	23	22	(1)	—	(1)	45	45	—	1	(2)
Segment G&A	47	49	2	(2)	4	98	102	4	(1)	5
Adjusted Operating Income	172	160	12	1	11	310	302	8	(7)	15
During the three and six months ended June 30, 2025, the increases in Total revenues, excluding FX Impacts, were primarily driven by higher royalties from Burger King and Popeyes restaurants resulting from increased system-wide sales, partially offset by the absence of $10 million and $19 million of revenues from BK China which were recognized during the three and six months ended June 30, 2024, respectively. Results were also impacted by a favorable FX Impact during the three months ended June 30, 2025 and an unfavorable FX Impact during the six months ended June 30, 2025.
During the three and six months ended June 30, 2025, the increases in Adjusted Operating Income, excluding FX Impacts, were driven by increases in Total revenues and decreases in Segment G&A due primarily to lower compensation-related expenses and lower professional fees, partially offset by increases in Segment F&P expenses driven by increases in net bad debt expense. Results were also impacted by a favorable FX Impact during the three months ended June 30, 2025 and an unfavorable FX Impact during the six months ended June 30, 2025.
During the three and six months ended June 30, 2025, Franchise and property revenues and Segment F&P expenses reflect the impacts of convention revenue and expenses recognized in 2025 but not in 2024.

RH Results
The RH segment revenues, expenses and segment income reflect the Burger King restaurants acquired from Carrols and the PLK China restaurants beginning on their acquisition dates of May 16, 2024 and June 28, 2024, respectively, and FHS Brazil beginning in 2025. As such, RH segment revenues, expenses and segment income reflect the full three and six months during the 2025, compared to a partial period during 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$469	$230	$901	$230
Food, beverage and packaging costs	134	64	255	64
Restaurant wages and related expenses	152	72	297	72
Restaurant occupancy and other expenses (a)	120	59	233	59
Company restaurant expenses	406	194	785	194
Advertising expenses and other services (b)	24	10	45	10
Segment G&A	23	12	48	12
Adjusted Operating Income	16	14	23	14
(a)Restaurant occupancy and other expenses include intersegment royalties and property expense of $27 million and $55 million for the three and six months ended June 30, 2025, respectively, and $15 million for the three and six months ended June 30, 2024, which are eliminated in consolidation.
(b)Advertising expenses and other services include intersegment advertising expenses and tech fees of $22 million and $42 million for the three and six months ended June 30, 2025, respectively, and $10 million for the three and six months ended June 30, 2024, which are eliminated in consolidation.
Non-GAAP Reconciliations
The table below contains information regarding Adjusted Operating Income, which is a non-GAAP measure. This non-GAAP measure does not have a standardized meaning under U.S. GAAP and may differ from a similarly captioned measure of other companies in our industry. We believe this non-GAAP measure is useful to investors in assessing our operating performance, as it provides them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing this non-GAAP measure, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. Adjusted Operating Income is defined as income from operations excluding (i) franchise agreement and reacquired franchise rights intangible asset amortization as a result of acquisition accounting, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expenses incurred in connection with the Carrols Acquisition, the PLK China Acquisition, and the BK China Acquisition consisting primarily of professional fees, compensation related expenses and integration costs; and (ii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements as well as services related to significant tax reform legislation and regulations. Management believes that these types of expenses are either not related to our underlying profitability drivers or not likely to re-occur in the foreseeable future and the varied timing, size and nature of these projects may cause volatility in our results unrelated to the performance of our core business that does not reflect trends of our core operations.

Adjusted Operating Income is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. Adjusted Operating Income, as defined above, also represents our measure of segment income for each of our operating segments.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			$	%			$	%
	2025	2024	Favorable / (Unfavorable)		2025	2024	Favorable / (Unfavorable)

Income from operations	$483	$663	$(180)	(27)%	$918	$1,207	$(289)	(24)%
Franchise agreement and reacquired franchise rights amortization	17	11	(6)	(55)%	33	19	(14)	(74)%
RH and BK China Transaction costs	16	9	(7)	(78)%	22	13	(9)	(69)%
Corporate restructuring and advisory fees	5	6	1	17%	6	8	2	25%
Impact of equity method investments (a)	(1)	(64)	(63)	NM	(3)	(64)	(61)	NM
Other operating expenses (income), net	149	7	(142)	NM	232	(11)	(243)	NM
Adjusted Operating Income	$668	$632	$36	6%	$1,208	$1,172	$36	3%

Segment income:
TH	$278	$269	$9	3%	$499	$493	$6	1%
BK	121	114	7	6%	224	220	4	2%
PLK	66	62	4	7%	126	120	6	5%
FHS	15	13	2	19%	26	23	3	15%
INTL	172	160	11	7%	310	302	8	3%
RH	16	14	2	17%	23	14	9	66%
Adjusted Operating Income	$668	$632	$36	6%	$1,208	$1,172	$36	3%
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in Adjusted Operating Income, which is our measure of segment income.
The increases in Adjusted Operating Income for the three and six months ended June 30, 2025 reflects increases in segment income in each of our segments, partially offset by unfavorable FX Impacts of $2 million and $22 million during the three and six months ended June 30, 2025, respectively.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility (as defined below). We have used, and may in the future use, our liquidity to make required interest and/or principal payments, to repurchase our common shares, to repurchase Class B exchangeable limited partnership units of Partnership (“Partnership exchangeable units”), to voluntarily prepay and repurchase our outstanding debt or that of one of our affiliates, to fund acquisitions and other investing activities, such as capital expenditures and joint ventures, to pay dividends on our common shares and make distributions on the Partnership exchangeable units. Our liquidity requirements are significant, primarily due to debt service requirements.
As of June 30, 2025, we had cash and cash equivalents of $1,026 million and borrowing availability of $1,248 million under our senior secured revolving credit facility (the “Revolving Credit Facility”). Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.

On February 14, 2025, we acquired substantially all of the remaining equity interests in BK China from our former joint venture partners for approximately $151 million in an all-cash transaction and assumed approximately $178 million of outstanding debt. During the six months ended June 30, 2025, we provided $137 million of funding to BK China. As of June 30, 2025, cash and cash equivalents for BK China was $58 million, reflected in assets held for sale – discontinued operations, and outstanding debt was $150 million, reflected in liabilities held for sale – discontinued operations. This business may require additional funding while we work to identify a new controlling shareholder.
Burger King is executing its multi-year "Reclaim the Flame" plan to accelerate sales growth and drive franchisee profitability. This plan includes investing up to $700 million through year-end 2028, comprised of advertising and digital investments ("Fuel the Flame") and high-quality remodels and relocations, restaurant technology, kitchen equipment, and building enhancements ("Royal Reset"). The Fuel the Flame investments were completed in the fourth quarter ended December 31, 2024. As of June 30, 2025, we have funded $152 million out of up to $550 million planned toward the Royal Reset investments.
As of June 30, 2025, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar from which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $5,700 million and between the Euro and U.S. dollar from which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $2,750 million. We expect to receive $56 million in quarterly fixed-rate interest payments in the next twelve months in connection with these outstanding cross-currency swaps.
On August 6, 2025, our board of directors approved a share repurchase authorization of up to $1,000 million of our common shares from September 15, 2025 until September 30, 2027. Effective as of September 15, 2025, this share repurchase authorization will replace RBI's prior two-year authorization to repurchase up to the same $1,000 million of our common shares until September 30, 2025 (the “Prior Authorization”). On September 12, 2024, we announced that the Toronto Stock Exchange (the “TSX”) had accepted and approved the notice of our intention to renew the normal course issuer bid, permitting the repurchase up to 31,981,466 common shares for the 12-month period ending on September 15, 2025. We plan to submit a new normal course issuer bid, subject to TSX approval, to be effective as of or following the expiration of the current one in September 2025. Share repurchases under the normal course issuer bid will be made through the facilities of the TSX, the New York Stock Exchange (the “NYSE”) and/or other exchanges and alternative Canadian or foreign trading systems, if eligible, or by such other means as may be permitted by the TSX and/or the NYSE under applicable law. Shareholders may obtain a copy of the prior notice, free of charge, by contacting us. During the six months ended June 30, 2025, we did not repurchase any RBI common shares on the open market, and as of June 30, 2025, we had $500 million remaining under the Prior Authorization. Repurchases under the Company's authorization will be made in the open market or through privately negotiated transactions.
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
Debt Instruments and Debt Service Requirements
As of June 30, 2025, our total debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our 3.875% First Lien Senior Notes due 2028, 3.50% First Lien Senior Notes due 2029, 6.125% First Lien Senior Notes due 2029, 5.625% First Lien Senior Notes due 2029, 4.375% Second Lien Senior Notes due 2028, 4.00% Second Lien Senior Notes due 2030 (together, the “Senior Notes”), TH Facility, and obligations under finance leases. For further information about our total debt, see Note 11 – Long-Term Debt in the notes to the accompanying unaudited condensed consolidated financial statements.
As of June 30, 2025, there was $5,962 million outstanding principal amount under our Term Loan Facilities with a weighted average interest rate of 5.97%. The interest rate applicable to borrowings under our Term Loan A and Revolving Credit Facility is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (ii) Term SOFR (Secured Overnight Financing Rate), subject to a floor of 0.00%, plus an applicable margin varying between 0.75% to 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid. The interest rate applicable to borrowings under our Term Loan B is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75%, or (ii) Term SOFR, subject to a floor of 0.00%, plus an applicable margin of 1.75%.

Based on the amounts outstanding under the Term Loan Facilities and SOFR as of June 30, 2025, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $359 million in interest payments and $79 million in principal payments. In addition, based on SOFR as of June 30, 2025, net cash settlements that we expect to receive on our $4,000 million interest rate swaps are estimated to be approximately $76 million for the next twelve months. Based on the amounts outstanding at June 30, 2025, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $337 million in interest payments and no principal payments. Based on the amounts outstanding under the TH Facility as of June 30, 2025, required debt service for the next twelve months is estimated to be approximately $1 million in interest payments and $105 million in principal payments.
Restrictions and Covenants
As of June 30, 2025, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility, and the indentures governing our Senior Notes.
Cash Dividends
On July 8, 2025, we paid a dividend of $0.62 per common share and Partnership made a distribution in respect of each Partnership exchangeable unit in the amount of $0.62 per Partnership exchangeable unit.
Our board of directors has declared a cash dividend of $0.62 per common share, which will be paid on October 7, 2025 to common shareholders of record on September 23, 2025. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.62 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
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
Outstanding Security Data
As of July 31, 2025, we had outstanding 327,801,863 common shares and one special voting share. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of the Company, holders of our common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and our outstanding equity awards, see Note 14 to the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities on February 21, 2025.
There were 126,983,115 Partnership exchangeable units outstanding as of July 31, 2025. During the six months ended June 30, 2025, Partnership exchanged 55,462 Partnership exchangeable units pursuant to exchange notices received. The holders of Partnership exchangeable units have the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership to determine to settle any such exchange for a cash payment in lieu of our common shares.
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $567 million for the six months ended June 30, 2025, compared to $482 million during the same period in the prior year. The change in cash provided by operating activities was primarily driven by a decrease in cash used for working capital and a decrease in interest payments, partially offset by an increase in income tax payments.
Investing Activities
Cash used for investing activities was $202 million for the six months ended June 30, 2025, compared to $559 million during the same period in the prior year. The change in cash used for investing activities was primarily driven by a decrease in net payments for acquisition of franchised restaurants, net of cash acquired, partially offset by an increase in payments for additions of property and equipment. Net payments for acquisition of franchised restaurants for the six months ended June 30, 2025 and 2024 was comprised primarily of $151 million for the BK China Acquisition and $508 million for the Carrols Acquisition, respectively.
Financing Activities
Cash used for financing activities was $555 million for the six months ended June 30, 2025, compared to $112 million during the same period in the prior year. The change in cash used for financing activities was driven primarily by the non-recurrence of proceeds from long-term debt, partially offset by a decrease in repayments of long-term debt and finance leases.
Discontinued Operations
Net cash used for discontinued operations was $85 million for the six months ended June 30, 2025.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the six months ended June 30, 2025 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC and Canadian securities regulatory authorities on February 21, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of June 30, 2025. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
As of June 30, 2025, we have integrated Carrols, and are in the process of integrating BK China, into our overall internal control over financial reporting process.
Internal Control Over Financial Reporting
The Company’s management, including the CEO and CFO, confirm there were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the integration of Carrols and BK China as described above.

Special Note Regarding Forward-Looking Statements
Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) the effects of macro-economic trends on our results of operations, business, liquidity, prospects and restaurant operations and those of our franchisees; (ii) our expectation regarding additional investments in and refranchising of Burger King restaurants acquired as part of the Carrols Acquisition; (iii) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (iv) our exposure to changes in interest rates and foreign currency exchange rates and their impact on our debt service obligations, future results of operations and future cash flows; (v) certain tax matters, including our estimates with respect to tax matters and their impact on future periods and tax law changes; (vi) the amount of net cash settlements we expect to pay or receive on our derivative instruments; (vii) certain accounting matters; (viii) RH and BK China Transaction Costs; (ix) our ability to identify and onboard a new controlling shareholder for BK China, a new partner for PLK China and new investors for FHS Brazil and when we plan to do so; (x) our plan to apply for NCIB approval for future share repurchases; and (xi) deferred tax treatment on unremitted earnings.
Our forward-looking statements, included in this report and elsewhere, represent management’s expectations as of the date that they are made. Our forward-looking statements are based on assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our guests to purchase our products, such as inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our relationship with, and the success of, our franchisees and risks related to our nearly fully franchised business model; (4) our franchisees' financial stability and their ability to access and maintain the liquidity necessary to operate their businesses; (5) our supply chain operations; (6) our ownership and leasing of real estate; (7) the effectiveness of our marketing, advertising and digital programs and franchisee support of these programs; (8) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (9) our international operations and our ability to successfully implement our domestic and international growth strategy for each of our brands; (10) our reliance on franchisees, including subfranchisees to accelerate restaurant growth; (11) unforeseen events such as pandemics; (12) the ability of the counterparties to our credit facilities’ and derivatives’ to fulfill their commitments and/or obligations; (13) changes in applicable tax laws or interpretations thereof, and our ability to accurately interpret and predict the impact of such changes or interpretations on our financial condition and results; (14) evolving legislation and regulations in the area of franchise and labor and employment law; (15) our ability to address environmental and social sustainability issues; (16) the conflict between Russia and Ukraine, and the conflict in the Middle East; (17) softening in the consumer environment; (18) tariffs and their impact on economic conditions and our business; and (19) our ability to receive approval for our NCIB.
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

Part II – Other Information
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 17, Commitments and Contingencies.
Item 5. Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 5.02 Departure of Directors or Certain Officers; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

(e)
On May 15, 2025, Mr. Siddiqui received a target award of 73,507 performance based RSUs (“PSUs”) approved by the Compensation Committee (the “Committee”). As Mr. Siddiqui had not received an award upon being appointed Chief Financial Officer (“CFO”), the Committee believes that this was the appropriate time to reward his strong performance since assuming the position of CFO and to align his incentives for shareholder value creation with those of Mr. Kobza and Mr. Doyle. The performance measures and measurement periods for purposes of determining the number of PSUs were the same as those previously awarded to Mr. Kobza and Mr. Doyle, which terms are as described in the Current Report on Form 8-K filed on November 16, 2022, which disclosure is incorporated by reference herein. Once earned, the PSUs will cliff vest on May 21, 2030, subject to partial acceleration in the case of termination without cause or upon death or disability. A copy of the form of the Performance Award Agreement between RBI and Mr. Siddiqui is filed herewith as Exhibit 10.14(h). This summary is qualified in its entirety by the full text of the form of award agreement.

Item 6. Exhibits

Exhibit Number	Description

10.14(h)	Performance Award Agreement (Siddiqui 2025) under the 2023 Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESTAURANT BRANDS INTERNATIONAL INC. (Registrant)

Date: August 7, 2025	By:	/s/ Sami Siddiqui
		Name:	Sami Siddiqui
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)