Form 10-Q
period 2025-09-30
Restaurant Brands International Inc.
filed 2025-10-30
CIK 1618756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2025, there were 327,812,087 common shares of the Registrant outstanding. In addition, as of October 24, 2025, there were 126,983,115 Class B exchangeable limited partnership units of Restaurant Brands International Limited Partnership which are exchangeable, on a one for one basis, into common shares of the Registrant.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data, Unaudited)

	As of
	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,206	$1,334
Accounts and notes receivable, net of allowance of $63 and $57, respectively	761	698
Inventories, net	216	142
Prepaids and other current assets	201	108
Assets held for sale - discontinued operations	631	—
Total current assets	3,015	2,282
Property and equipment, net of accumulated depreciation and amortization of $1,210 and $1,087, respectively	2,260	2,236
Operating lease assets, net	1,907	1,852
Intangible assets, net	11,130	10,922
Goodwill	6,221	5,986
Other assets, net	1,136	1,354
Total assets	$25,669	$24,632
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$826	$765
Other accrued liabilities	1,277	1,141
Gift card liability	170	236
Current portion of long-term debt and finance leases	116	222
Liabilities held for sale - discontinued operations	458	—
Total current liabilities	2,847	2,364
Long-term debt, net of current portion	13,415	13,455
Finance leases, net of current portion	269	286
Operating lease liabilities, net of current portion	1,842	1,770
Other liabilities, net	977	706
Deferred income taxes, net	1,154	1,208
Total liabilities	20,504	19,789
Shareholders’ equity:
Common shares, no par value; Unlimited shares authorized at September 30, 2025 and December 31, 2024; 327,807,087 shares issued and outstanding at September 30, 2025; 324,426,589 shares issued and outstanding at December 31, 2024	2,502	2,357
Retained earnings	1,902	1,860
Accumulated other comprehensive income (loss)	(1,023)	(1,107)
Total Restaurant Brands International Inc. shareholders’ equity	3,381	3,110
Noncontrolling interests	1,784	1,733
Total shareholders’ equity	5,165	4,843
Total liabilities and shareholders’ equity	$25,669	$24,632
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Supply chain sales	$769	$699	$2,112	$2,008
Company restaurant sales	588	567	1,746	1,016
Franchise and property revenues	778	735	2,201	2,194
Advertising revenues and other services	314	290	909	892
Total revenues	2,449	2,291	6,968	6,110
Operating costs and expenses:
Supply chain cost of sales	619	559	1,704	1,616
Company restaurant expenses	498	473	1,464	848
Franchise and property expenses	147	134	421	394
Advertising expenses and other services	342	327	1,017	972
General and administrative expenses	170	176	549	534
(Income) loss from equity method investments	(2)	3	(12)	(69)
Other operating expenses (income), net	12	42	244	31
Total operating costs and expenses	1,786	1,714	5,387	4,326
Income from operations	663	577	1,581	1,784
Interest expense, net	129	147	391	442
Loss on early extinguishment of debt	—	1	—	33
Income from continuing operations before income taxes	534	429	1,190	1,309
Income tax expense from continuing operations	94	72	263	225
Net income from continuing operations	440	357	927	1,084
Net loss from discontinued operations (net of tax of $0 and $0)	4	—	7	—
Net income	436	357	920	1,084
Net income attributable to noncontrolling interests (Note 13)	121	105	257	322
Net income attributable to common shareholders	$315	$252	$663	$762
Earnings per common share (Note 2)
Basic net income per share from continuing operations	$0.97	$0.79	$2.04	$2.41
Basic net loss per share from discontinued operations	$(0.01)	$—	$(0.02)	$—
Basic net income per share	$0.96	$0.79	$2.03	$2.41

Diluted net income per share from continuing operations	$0.96	$0.79	$2.03	$2.39
Diluted net loss per share from discontinued operations	$(0.01)	$—	$(0.01)	$—
Diluted net income per share	$0.96	$0.79	$2.01	$2.39

Weighted average shares outstanding (in millions):
Basic	328	319	327	317
Diluted	457	454	456	453
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$436	$357	$920	$1,084

Foreign currency translation adjustment	(206)	180	592	(167)
Net change in fair value of net investment hedges, net of tax of $3, $2, $(6) and $8	119	(121)	(373)	39
Net change in fair value of cash flow hedges, net of tax of $1, $30, $16 and $(6)	(1)	(80)	(42)	16
Amounts reclassified to earnings of cash flow hedges, net of tax of $7, $11, $22 and $29	(19)	(28)	(61)	(77)
Gain (loss) recognized on other, net of tax of $0, $0, $0 and $0	(1)	(4)	—	(4)
Other comprehensive income (loss)	(108)	(53)	116	(193)
Comprehensive income (loss)	328	304	1,036	891
Comprehensive income (loss) attributable to noncontrolling interests	90	90	289	265
Comprehensive income (loss) attributable to common shareholders	$238	$214	$747	$626

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(In millions of U.S. dollars, except shares and per share data, Unaudited)

	Issued Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balances at December 31, 2024	324,426,589	$2,357	$1,860	$(1,107)	$1,733	$4,843
Stock option exercises	221,007	13	—	—	—	13
Share-based compensation	—	44	—	—	—	44
Issuance of shares	2,926,103	10	—	—	—	10
Dividends declared ($0.62 per share)	—	—	(203)	—	—	(203)
Dividend equivalents declared on restricted stock units	—	5	(5)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.62 per unit)	—	—	—	—	(79)	(79)
Exchange of Partnership exchangeable units for RBI common shares	55,462	1	—	—	(1)	—
Net income	—	—	159	—	62	221
Other comprehensive income (loss)	—	—	—	(18)	(7)	(25)
Balances at March 31, 2025	327,629,161	$2,430	$1,811	$(1,125)	$1,708	$4,824
Stock option exercises	144,700	7	—	—	—	7
Share-based compensation	—	29	—	—	—	29
Issuance of shares	3,499	—	—	—	—	—
Dividends declared ($0.62 per share)	—	—	(203)	—	—	(203)
Dividend equivalents declared on restricted stock units	—	3	(3)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.62 per unit)	—	—	—	—	(79)	(79)
Net income	—	—	189	—	74	263
Other comprehensive income (loss)	—	—	—	179	70	249
Balances at June 30, 2025	327,777,360	$2,469	$1,794	$(946)	$1,773	$5,090
Stock option exercises	5,000	—	—	—	—	—
Share-based compensation	—	29	—	—	—	29
Issuance of shares	24,727	—	—	—	—	—
Dividends declared ($0.62 per share)	—	—	(203)	—	—	(203)
Dividend equivalents declared on restricted stock units	—	4	(4)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.62 per unit)	—	—	—	—	(79)	(79)
Net income	—	—	315	—	121	436
Other comprehensive income (loss)	—	—	—	(77)	(31)	(108)
Balances at September 30, 2025	327,807,087	$2,502	$1,902	$(1,023)	$1,784	$5,165
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(In millions of U.S. dollars, except shares and per share data, Unaudited)

	Issued Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balances at December 31, 2023	312,454,851	$1,973	$1,599	$(706)	$1,864	$4,730
Stock option exercises	721,052	39	—	—	—	39
Share-based compensation	—	42	—	—	—	42
Issuance of shares	3,204,316	17	—	—	—	17
Dividends declared ($0.58 per share)	—	—	(184)	—	—	(184)
Dividend equivalents declared on restricted stock units	—	5	(5)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.58 per unit)	—	—	—	—	(77)	(77)
Exchange of Partnership exchangeable units for RBI common shares	2,220	—	—	—	—	—
Noncontrolling interest distributions	—	—	—	—	(1)	(1)
Net income	—	—	230	—	98	328
Other comprehensive income (loss)	—	—	—	(41)	(18)	(59)
Balances at March 31, 2024	316,382,439	$2,076	$1,640	$(747)	$1,866	$4,835
Stock option exercises	464,725	21	—	—	—	21
Share-based compensation	—	38	—	—	—	38
Issuance of shares	36,411	1	—	—	—	1
Dividends declared ($0.58 per share)	—	—	(184)	—	—	(184)
Dividend equivalents declared on restricted stock units	—	2	(2)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.58 per unit)	—	—	—	—	(78)	(78)
Exchange of Partnership exchangeable units for RBI common shares	14,400	—	—	—	—	—
Net income	—	—	280	—	119	399
Other comprehensive income (loss)	—	—	—	(57)	(24)	(81)
Balances at June 30, 2024	316,897,975	$2,138	$1,734	$(804)	$1,883	$4,951
Stock option exercises	200,254	11	—	—	—	11
Share-based compensation	—	35	—	—	—	35
Issuance of shares	73,704	—	—	—	—	—
Dividends declared ($0.58 per share)	—	—	(187)	—	—	(187)
Dividend equivalents declared on restricted stock units	—	5	(5)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.58 per unit)	—	—	—	—	(74)	(74)
Exchange of Partnership exchangeable units for RBI common shares	6,532,567	111	—	(16)	(95)	—
Noncontrolling interest distributions	—	—	—	—	(1)	(1)
Net income	—	—	252	—	105	357
Other comprehensive income (loss)	—	—	—	(38)	(15)	(53)
Balances at September 30, 2024	323,704,500	$2,300	$1,794	$(858)	$1,803	$5,039
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars, Unaudited)	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$920	$1,084
Net loss from discontinued operations	7	—
Net income from continuing operations	927	1,084
Depreciation and amortization	225	187
Non-cash loss on early extinguishment of debt	—	23
Amortization of deferred financing costs and debt issuance discount	19	19
(Income) loss from equity method investments	(12)	(69)
(Gain) loss on remeasurement of foreign denominated transactions	208	15
Net (gains) losses on derivatives	(151)	(140)
Share-based compensation and non-cash incentive compensation expense	113	124
Deferred income taxes	(19)	(16)
Other non-cash adjustments, net	44	4
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(66)	57
Inventories and prepaids and other current assets	(76)	1
Accounts and drafts payable	58	(45)
Other accrued liabilities and gift card liability	(62)	(171)
Tenant inducements paid to franchisees	(26)	(23)
Changes in other long-term assets and liabilities	(23)	(28)
Net cash provided by operating activities from continuing operations	1,159	1,022
Cash flows from investing activities:
Payments for additions of property and equipment	(163)	(124)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	26	17
Net payments for acquisition of franchised restaurants, net of cash acquired	(152)	(538)
Settlement/sale of derivatives, net	58	54
Other investing activities, net	18	(25)
Net cash used for investing activities from continuing operations	(213)	(616)
Cash flows from financing activities:
Proceeds from long-term debt	—	2,450
Repayments of long-term debt and finance leases	(198)	(2,164)
Payment of financing costs	—	(38)
Payment of common share dividends and Partnership exchangeable unit distributions	(826)	(767)
Proceeds from stock option exercises	20	71
Proceeds from derivatives	52	85
Other financing activities, net	—	(2)
Net cash used for financing activities from continuing operations	(952)	(365)
Net cash used for discontinued operations	(52)	—
Effect of exchange rates on cash and cash equivalents	15	(4)
(Decrease) increase in cash and cash equivalents, including cash classified as assets held for sale - discontinued operations	(43)	37
Increase in cash classified as assets held for sale - discontinued operations	(85)	—
(Decrease) increase in cash and cash equivalents	(128)	37
Cash and cash equivalents at beginning of period	1,334	1,139
Cash and cash equivalents at end of period	$1,206	$1,176
Supplemental cash flow disclosures:
Interest paid	$514	$569
Income taxes paid	$369	$262
Accruals for additions of property and equipment	$50	$—
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Organization
Restaurant Brands International Inc. (the “Company”, “RBI”, “we”, “us” or “our”) is a Canadian corporation that serves as the sole general partner of Restaurant Brands International Limited Partnership (“Partnership”). We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons”), fast food hamburgers principally under the Burger King® brand (“Burger King”), chicken under the Popeyes® brand (“Popeyes”) and sandwiches under the Firehouse Subs® brand (“Firehouse”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of September 30, 2025, we franchised or owned 6,126 Tim Hortons restaurants, 19,633 Burger King restaurants, 5,229 Popeyes restaurants and 1,435 Firehouse Subs restaurants, for a total of 32,423 restaurants, and operate in more than 120 countries and territories. As of September 30, 2025, over 90% of current system-wide restaurants are franchised.
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
Measurement of Credit Losses for Accounts Receivable and Contract Assets - In July 2025, the FASB issued guidance that provides a practical expedient that all entities can use to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. The guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods in those years, with early adoption permitted. Entities that elect the practical expedient are required to apply the amendments prospectively. We are currently evaluating the impact this new guidance will have on our financial statements and disclosures.
Internal-Use Software - In September 2025, the FASB issued guidance to clarify and modernize the accounting for costs related to internal-use software and requires an entity to start capitalizing software costs when both of the following occur: (1) Management has authorized and committed to funding the software project; and (2) It is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods in those years, with early adoption permitted. Entities may apply the new guidance using a prospective, retrospective, or modified transition approach. We are currently evaluating the impact this new guidance will have on our financial statements and disclosures.
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

The following table summarizes the basic and diluted earnings per share calculations (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income from continuing operations attributable to common shareholders - basic	$318	$252	$668	$762
Add: Net income from continuing operations attributable to noncontrolling interests	122	104	259	320
Net income from continuing operations available to common shareholders and noncontrolling interests - diluted	$440	$356	$927	$1,082

Net loss from discontinued operations	$4	$—	$7	$—

Net income attributable to common shareholders - basic	$315	$252	$663	$762
Add: Net income attributable to noncontrolling interests	121	104	257	320
Net income available to common shareholders and noncontrolling interests - diluted	$436	$356	$920	$1,082

Denominator:
Weighted average common shares - basic	328	319	327	317
Exchange of noncontrolling interests for common shares (Note 13)	127	131	127	133
Effect of other dilutive securities	2	4	2	3
Weighted average common shares - diluted	457	454	456	453

Basic net income per share from continuing operations (a)	$0.97	$0.79	$2.04	$2.41
Basic net loss per share from discontinued operations (a)	$(0.01)	$—	$(0.02)	$—
Basic net income per share (a)	$0.96	$0.79	$2.03	$2.41

Diluted net income per share from continuing operations (a)	$0.96	$0.79	$2.03	$2.39
Diluted net loss per share from discontinued operations (a)	$(0.01)	$—	$(0.01)	$—
Diluted net income per share (a)	$0.96	$0.79	$2.01	$2.39

Anti-dilutive securities outstanding	5	5	5	5
(a) Earnings (loss) per share may not recalculate exactly as it is calculated based on unrounded numbers.

Note 3. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized franchise fees and upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities on a consolidated basis between December 31, 2024 and September 30, 2025 (in millions):

Contract Liabilities
Balance at December 31, 2024	$517
Recognized during period and included in the contract liability balance at the beginning of the year	(44)
Increase, excluding amounts recognized as revenue during the period	35
Effective settlement of pre-existing contract liabilities in connection with BK China Acquisition (Note 6)	(17)
Impact of foreign currency translation	20
Balance at September 30, 2025	$511
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) on a consolidated basis as of September 30, 2025 (in millions):

Contract liabilities expected to be recognized in
Remainder of 2025	$14
2026	53
2027	49
2028	46
2029	44
Thereafter	305
Total	$511
Disaggregation of Total Revenues
Refer to Note 5, Segment Reporting, for definition of our segments. The following tables disaggregate revenue by segment (in millions). Totals in the following tables may not calculate exactly due to rounding.

	Three Months Ended September 30, 2025
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$769	$—	$—	$—	$—	$—	$—	$769
Company restaurant sales	12	62	44	11	—	459	—	588
Royalties	90	124	74	19	233	—	(21)	520
Property revenues	166	54	4	—	—	—	(8)	217
Franchise fees and other revenue	7	8	3	11	12	—	—	41
Advertising revenues and other services	80	138	76	18	22	—	(21)	314
Total revenues	$1,125	$387	$201	$60	$268	$459	$(49)	$2,449
(a)Represents elimination of intersegment revenues that consists of royalties, property and advertising and other services revenue recognized by BK and INTL from intersegment transactions with RH.

	Nine Months Ended September 30, 2025
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$2,111	$—	$—	$—	$—	$—	$—	$2,112
Company restaurant sales	34	183	136	33	—	1,360	—	1,746
Royalties	253	362	222	56	633	—	(61)	1,465
Property revenues	470	162	11	—	1	—	(22)	621
Franchise fees and other revenue	22	13	12	28	39	—	—	115
Advertising revenues and other services	222	411	223	55	62	—	(63)	909
Total revenues	$3,112	$1,131	$605	$172	$735	$1,360	$(146)	$6,968

	Three Months Ended September 30, 2024
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$699	$—	$—	$—	$—	$—	$—	$699
Company restaurant sales	12	60	44	10	—	441	—	567
Royalties	87	123	73	17	211	—	(20)	491
Property revenues	162	55	3	—	1	—	(9)	212
Franchise fees and other revenue	6	2	3	10	11	—	—	32
Advertising revenues and other services	78	122	72	16	20	—	(18)	290
Total revenues	$1,044	$362	$195	$53	$243	$441	$(47)	$2,291

	Nine Months Ended September 30, 2024
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$2,008	$—	$—	$—	$—	$—	$—	$2,008
Company restaurant sales	34	181	100	30	—	671	—	1,016
Royalties	250	361	224	53	599	—	(30)	1,457
Property revenues	469	163	10	—	2	—	(13)	631
Franchise fees and other revenue	26	8	10	26	36	—	—	106
Advertising revenues and other services	226	363	223	47	61	—	(28)	892
Total revenues	$3,013	$1,076	$567	$156	$698	$671	$(71)	$6,110

Note 4. Leases
Property revenues consist primarily of lease income from operating leases and earned income on direct financing leases and sales-type leases with franchisees as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease income - operating leases
Minimum lease payments	$91	$92	$268	$278
Variable lease payments	125	119	349	349
Amortization of favorable and unfavorable income lease contracts, net	—	—	1	1
Subtotal - lease income from operating leases	216	211	618	628
Earned income on direct financing and sales-type leases	1	1	3	3
Total property revenues	$217	$212	$621	$631
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
3.Popeyes Louisiana Kitchen – operations of our Popeyes brand in the U.S. and Canada (“PLK”);
4.Firehouse Subs – operations of our Firehouse Subs brand in the U.S. and Canada (“FHS”);
5.International – operations of each of our brands outside the U.S. and Canada, excluding results of PLK China and FHS Brazil restaurants included in our RH segment and, commencing in the first quarter of 2025, results of restaurants acquired in connection with the BK China Acquisition (see Note 6, BK China) which are included in net loss from discontinued operations (“INTL”); and
6.Restaurant Holdings – operations of Burger King restaurants acquired as part of the Carrols Acquisition and the operations of PLK China and FHS Brazil restaurants (“RH”).
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

	Three Months Ended September 30, 2025
	TH	BK	PLK	FHS	INTL	RH	ELIM	Total
Revenues from external customers	$1,125	$338	$201	$60	$268	$459	$—	$2,449
Intersegment revenues (a)	—	49	—	—	—	—	(49)	—
Total revenues	$1,125	$387	$201	$60	$268	$459	$(49)	$2,449

Operating costs and expenses:
Supply chain cost of sales	619	—	—	—	—	—	—	619
Company restaurant expenses (b)	11	59	39	9	—	403	(24)	498
Segment F&P expenses	86	35	3	5	7	—	(4)	131
Advertising expenses and other services	77	141	79	19	25	23	(21)	342
Segment G&A	33	30	17	12	47	23	—	162
Adjustments:
Cash distributions received from equity method investments	4	—	—	—	—	—	—	4
Adjusted Operating Income	304	123	63	14	189	10	—	702

Additional segment information:
Depreciation and amortization	27	13	4	1	8	24	—	76
(Income) loss from equity method investments	(4)	—	—	—	2	—	—	(2)
Capital expenditures	15	7	4	2	3	58	—	89
(a)Consists of BK and INTL royalties, property revenues, advertising contribution revenues and tech fees from intersegment transactions with RH.
(b)The components of Company restaurant expenses for our RH segment are included below.

	Nine Months Ended September 30, 2025
	TH	BK	PLK	FHS	INTL	RH	ELIM	Total
Revenues from external customers	$3,112	$985	$605	$172	$735	$1,360	$—	$6,968
Intersegment revenues (a)	—	146	—	—	—	—	(146)	—
Total revenues	$3,112	$1,131	$605	$172	$735	$1,360	$(146)	$6,968

Operating costs and expenses:
Supply chain cost of sales	1,704	—	—	—	—	—	—	1,704
Company restaurant expenses (b)	30	170	118	28	—	1,188	(71)	1,464
Segment F&P expenses	246	98	10	8	21	—	(12)	372
Advertising expenses and other services	236	419	230	57	70	68	(63)	1,017
Segment G&A	104	97	57	39	145	70	—	512
Adjustments:
Cash distributions received from equity method investments	11	—	—	—	—	—	—	11
Adjusted Operating Income	803	347	188	41	499	33	—	1,910

Additional segment information:
Depreciation and amortization	82	39	11	4	22	67	—	225
(Income) loss from equity method investments	(11)	(1)	—	—	(1)	—	—	(12)
Capital expenditures	28	18	8	4	9	95	—	162

	Three Months Ended September 30, 2024
	TH	BK	PLK	FHS	INTL	RH	ELIM	Total
Total revenues	$1,044	$315	$195	$53	$243	$441	$—	$2,291
Intersegment revenues (a)	—	47	—	—	—	—	(47)	—
Total revenues	$1,044	$362	$195	$53	$243	$441	$(47)	$2,291

Operating costs and expenses:
Supply chain cost of sales	559	—	—	—	—	—	—	559
Company restaurant expenses (b)	9	56	38	9	—	384	(24)	473
Segment F&P expenses	82	29	2	4	5	—	(4)	116
Advertising expenses and other services	78	133	74	16	25	19	(18)	327
Segment G&A	36	32	19	11	48	23	—	169
Adjustments:
Cash distributions received from equity method investments	4	—	—	—	—	—	—	4
Adjusted Operating Income	284	112	62	12	166	16	—	652

Additional segment information:
Depreciation and amortization	28	13	3	1	7	26	—	78
(Income) loss from equity method investments	(4)	—	—	—	7	—	—	3
Capital expenditures	6	16	5	2	3	23	—	55

	Nine Months Ended September 30, 2024
	TH	BK	PLK	FHS	INTL	RH	ELIM	Total
Total revenues	$3,013	$1,005	$567	$156	$698	$671	$—	$6,110
Intersegment revenues (a)		71					(71)	—
Total revenues	$3,013	$1,076	$567	$156	$698	$671	$(71)	$6,110

Operating costs and expenses:
Supply chain cost of sales	1,616	—	—	—	—	—	—	1,616
Company restaurant expenses (b)	28	166	86	27	—	578	(37)	848
Segment F&P expenses	253	86	8	6	10	—	(6)	356
Advertising expenses and other services	235	389	228	48	70	29	(28)	972
Segment G&A	116	104	62	39	150	35	—	506
Adjustments:
Cash distributions received from equity method investments	11	—	—	—	—	—	—	12
Adjusted Operating Income	777	332	182	35	468	30	—	1,824

Additional segment information:
Depreciation and amortization	83	36	9	3	20	35	—	187
(Income) loss from equity method investments	(12)	(78)	—	—	21	—	—	(69)
Capital expenditures	24	46	12	4	8	30	—	124
The following table presents the components of Company restaurant expenses for our RH segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Company restaurant expenses for RH segment
Food, beverage and packaging costs	$136	$123	$391	$187
Restaurant wages and related expenses	148	141	445	213
Restaurant occupancy expense and other	119	120	353	178
Company restaurant expenses (RH segment)	$403	$384	$1,188	$578
The following tables present revenues by country (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues by country (c):
United States	$1,148	$1,092	$3,386	$2,655
Canada	1,028	955	2,835	2,756
Other	273	244	747	699
Total revenues	$2,449	$2,291	$6,968	$6,110
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
Adjusted Operating Income is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. A reconciliation of segment income to net income from continuing operations consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment income:
TH	$304	$284	$803	$777
BK	123	112	347	332
PLK	63	62	188	182
FHS	14	12	41	35
INTL	189	166	499	468
RH	10	16	33	30
Adjusted Operating Income	702	652	1,910	1,824
Franchise agreement and reacquired franchise rights amortization	16	19	49	38
RH and BK China Transaction costs	7	4	29	17
Corporate restructuring and advisory fees	1	3	7	11
Impact of equity method investments (a)	2	7	(1)	(57)
Other operating expenses (income), net	12	42	244	31
Income from operations	663	577	1,581	1,784
Interest expense, net	129	147	391	442
Loss on early extinguishment of debt	—	1	—	33
Income tax expense from continuing operations	94	72	263	225
Net income from continuing operations	$440	$357	$927	$1,084
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

The BK China Acquisition was accounted for as a step acquisition, which required remeasurement of our existing ownership interest in BK China to fair value. We utilized an income approach to determine the fair value of our existing equity interest. This resulted in an increase in the value of our existing equity interest and the recognition of a gain of $2 million (the “BK China Step Acquisition Gain”), which is included in (Income) loss from equity method investments in our condensed consolidated statement of operations for the nine months ended September 30, 2025.
Purchase price consideration in connection with the BK China Acquisition totaled $149 million, consisting of the cash purchase price of $151 million plus the fair value of our existing interest of $11 million less the effective settlement of pre-existing balances with BK China related to franchise agreements prior to the date of acquisition of $13 million.
Our preliminary allocation of the purchase price to net assets acquired includes property, plant and equipment of $116 million, operating lease right of use assets of $160 million, goodwill of $308 million, outstanding current debt assumed of $178 million, operating lease liabilities of $157 million, and other net liabilities of $100 million. Goodwill is considered to represent the value associated with the workforce and benefits anticipated to be realized by our INTL segment for future restaurant growth. The preliminary fair value estimates are based on management’s analysis, including preliminary work performed by third-party valuation specialists. During the measurement period, we will continue to obtain information to assist in determining the fair value of the net assets acquired. During the nine months ended September 30, 2025, we assigned $108 million of goodwill to a reporting unit in the INTL segment. Goodwill arising from the BK China Acquisition that was not assigned to a reporting unit in the INTL segment is part of the disposal group and classified as Assets held for sale – discontinued operations in our condensed consolidated balance sheet.
Supplemental pro forma net income from continuing operations, assuming the BK China Acquisition had occurred on January 1, 2024, would not differ materially from the results reported during the three and nine months ended September 30, 2025 and 2024.
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
The assets and liabilities of BK China are classified as Assets held for sale – discontinued operations and Liabilities held for sale – discontinued operations, respectively, in our condensed consolidated balance sheet. During the nine months ended September 30, 2025, we provided $137 million of funding to BK China. Cash and cash equivalents for BK China was $91 million as of September 30, 2025, reflected in assets held for sale – discontinued operations.
Net cash provided by (used for) discontinued operations consists of the following (in millions):

Nine Months Ended September 30, 2025
Cash flows from discontinued operations:
Net cash used for operating activities from discontinued operations	$(74)
Net cash used for investing activities from discontinued operations	(4)
Net cash provided by financing activities from discontinued operations	26
Net cash used for discontinued operations	$(52)

Note 7. Carrols Acquisition
Prior to May 16, 2024, we owned a 15% equity interest in Carrols Restaurant Group, Inc. (“Carrols”), which was accounted for as an equity method investment. On May 16, 2024, we acquired the remaining 85% of Carrols issued and outstanding shares that were not already held by us or our affiliates for $9.55 per share in an all cash transaction (the “Carrols Acquisition”) in order to accelerate the reimaging of restaurants before refranchising the majority of the acquired portfolio to new or existing smaller franchise operators. The Carrols Acquisition was accounted for as a business combination by applying the acquisition method of accounting and Carrols became a consolidated subsidiary.
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
Supplemental Pro Forma Information
The following table presents unaudited supplemental pro forma consolidated revenue for the three and nine months ended September 30, 2024, as if the Carrols Acquisition had occurred on January 1, 2023 (in millions):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Total revenues	$2,291	$6,726
The unaudited supplemental pro forma consolidated revenue gives effect to actual revenues prior to the Carrols Acquisition, adjusted to exclude the elimination of intercompany transactions. Other than the impact of the Step Acquisition Gain and Carrols Acquisition Costs (as discussed above), supplemental pro forma net earnings, assuming the Carrols Acquisition had occurred on January 1, 2024, would not be materially different from the results reported during the three and nine months ended September 30, 2024.
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
The aggregate carrying amounts of our equity method investments were $117 million and $113 million as of September 30, 2025 and December 31, 2024, respectively, and are included as a component of Other assets, net in our accompanying condensed consolidated balance sheets.
Except for the following equity method investments, no quoted market prices are available for our other equity method investments. The aggregate market value of our 6.4% equity interest in Zamp S.A. (formerly BK Brasil Operação e Assessoria a Restaurantes S.A.) based on the quoted market price on September 30, 2025 was approximately $17 million. The aggregate market value of our 4.1% equity interest in TH International Limited (“Tims China”) based on the quoted market price on September 30, 2025 was approximately $4 million.

We have equity interests in entities that own or franchise Tim Hortons, Burger King and Popeyes restaurants. Revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest, including Carrols through May 15, 2024 and BK China through February 14, 2025, consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues from affiliates:
Royalties	$96	$88	$254	$284
Advertising revenues and other services	2	2	5	33
Property revenues	—	—	1	13
Franchise fees and other revenue	4	5	11	16
Supply chain sales	4	4	12	13
Total	$106	$99	$283	$359
At September 30, 2025 and December 31, 2024, we had $48 million and $44 million, respectively, of accounts receivable, net from our equity method investments which were recorded in Accounts and notes receivable, net in our condensed consolidated balance sheets.
With respect to our Tim Hortons business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $4 million during each of the three months ended September 30, 2025 and 2024. Distributions received from this joint venture were $11 million during each of the nine months ended September 30, 2025 and 2024.
Associated with the TIMWEN Partnership, we recognized $6 million of rent expense during each of the three months ended September 30, 2025 and 2024 and we recognized $16 million of rent expense during each of the nine months ended September 30, 2025 and 2024.
(Income) loss from equity method investments reflects our share of investee net income or loss as well as gains or losses from changes in our ownership interests in equity investees.
In June 2024, we acquired the Popeyes China (“PLK China”) business from Tims China (“the PLK China Acquisition”). In addition, Tims China issued us a $20 million three-year convertible note due June 28, 2027 and a $5 million three-year convertible note due August 15, 2027, which are included within Other assets, net in the condensed consolidated balance sheets as of September 30, 2025.

Note 9. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	September 30, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$729	$(404)	$325	$707	$(369)	$338
Reacquired franchise rights	370	(48)	322	374	(22)	352
Favorable leases	63	(44)	19	74	(53)	21
Subtotal	1,162	(496)	666	1,155	(444)	711
Indefinite-lived intangible assets:
Tim Hortons brand	$6,147	$—	$6,147	$5,972	$—	$5,972
Burger King brand	2,146	—	2,146	2,068	—	2,068
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Firehouse Subs brand	816	—	816	816	—	816
Subtotal	10,464	—	10,464	10,211	—	10,211
Intangible assets, net			$11,130			$10,922

Goodwill:
TH segment	$3,948			$3,841
BK segment	358			240
PLK segment	844			844
FHS segment	194			193
INTL segment	506			377
RH segment	371			491
Total	$6,221			$5,986
Amortization expense on intangible assets totaled $17 million and $19 million for the three months ended September 30, 2025 and 2024, respectively. Amortization expense on intangible assets totaled $52 million and $41 million for the nine months ended September 30, 2025 and 2024, respectively. Additionally, the change in intangible asset balances reflects the impact of foreign currency translation during the nine months ended September 30, 2025.
As of December 31, 2024, preliminary goodwill arising from the Carrols Acquisition was reported within the RH segment. During the three months ended March 31, 2025, we assigned $362 million and $117 million of goodwill from the Carrols Acquisition to reporting units in the RH and BK segments, respectively. Refer to Note 7, Carrols Acquisition, for a description of goodwill recognized in connection with the Carrols Acquisition. Additionally, during the nine months ended September 30, 2025, we assigned $108 million of goodwill from the BK China Acquisition to a reporting unit in the INTL segment. Refer to Note 6, BK China, for a description of goodwill recognized in connection with the BK China Acquisition. The changes in goodwill balances for each segment also reflect the impact of foreign currency translation during the nine months ended September 30, 2025.

Note 10. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and Other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	September 30, 2025	December 31, 2024
Current:
Dividend payable	$282	$262
Interest payable	96	69
Accrued compensation and benefits	139	143
Taxes payable	220	228
Deferred income	94	71
Accrued advertising expenses	68	35
Restructuring and other provisions	23	16
Current portion of operating lease liabilities	200	193
Other	155	124
Other accrued liabilities	$1,277	$1,141
Noncurrent:
Taxes payable	$53	$52
Contract liabilities	511	517
Derivative liabilities	260	1
Unfavorable leases	26	30
Accrued pension	24	23
Deferred income	56	54
Other	47	29
Other liabilities, net	$977	$706
Note 11. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	September 30, 2025	December 31, 2024
Term Loan B	$4,691	$4,726
Term Loan A	1,251	1,275
3.875% First Lien Senior Notes due 2028	1,550	1,550
3.50% First Lien Senior Notes due 2029	750	750
6.125% First Lien Senior Notes due 2029	1,200	1,200
5.625% First Lien Senior Notes due 2029	500	500
4.375% Second Lien Senior Notes due 2028	750	750
4.00% Second Lien Senior Notes due 2030	2,900	2,900
TH Facility and other	—	108
Less: unamortized deferred financing costs and deferred issuance discount	(98)	(117)
Total debt, net	13,494	13,642
Less: current maturities of debt	(79)	(187)
Total long-term debt	$13,415	$13,455

Revolving Credit Facility
As of September 30, 2025, we had no amounts outstanding under our Revolving Credit Facility, had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability under our Revolving Credit Facility was $1,248 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or equity repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). Prior to June 30, 2024, the interest rate applicable to the TH Facility was the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Beginning July 1, 2024, the interest rate applicable to the TH Facility is the Adjusted Term CORRA rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. During the three months ended September 30, 2025, the remaining TH Facility outstanding balance was repaid in full and there is no outstanding balance as of September 30, 2025.
Restrictions and Covenants
As of September 30, 2025, we were in compliance with all applicable financial debt covenants under our senior secured term loan facilities and Revolving Credit Facility (together the “Credit Facilities”), and the indentures governing our 3.875% First Lien Senior Notes due 2028, 3.50% First Lien Senior Notes due 2029, 6.125% First Lien Senior Notes due 2029, 5.625% First Lien Senior Notes due 2029, 4.375% Second Lien Senior Notes due 2028, and 4.00% Second Lien Senior Notes due 2030 (together, the “Senior Notes”).
Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of
	September 30, 2025	December 31, 2024
Fair value of our variable term debt and senior notes	$13,360	$13,090
Principal carrying amount of our variable term debt and senior notes	13,592	13,651
Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Debt (a)	$127	$145	$381	$438
Finance lease obligations	5	4	14	14
Amortization of deferred financing costs and debt issuance discount	6	7	19	19
Interest income	(9)	(9)	(23)	(29)
Interest expense, net	$129	$147	$391	$442
(a)Amount includes $26 million and $38 million benefit during the three months ended September 30, 2025 and 2024, respectively, and $79 million and $104 million benefit during the nine months ended September 30, 2025 and 2024, respectively, related to our interest rate swaps. Amount includes $23 million and $12 million benefit during the three months ended September 30, 2025 and 2024, respectively, and $67 million and $35 million benefit during the nine months ended September 30, 2025 and 2024, respectively, related to the quarterly net settlements of our cross-currency rate swaps and amortization of the Excluded Component as defined in Note 12, Derivative Instruments.

Note 12. Derivative Instruments
Disclosures about Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges and derivatives designated as net investment hedges. We use derivatives to manage our exposure to fluctuations in interest rates and currency exchange rates.
Interest Rate Swaps
At September 30, 2025, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities, including any subsequent refinancing or replacement of the Term Loan Facilities, beginning August 31, 2021 through the termination date of October 31, 2028. Additionally, at September 30, 2025, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI, net of tax, and reclassified into interest expense during the period in which the hedged forecasted transaction affects earnings.
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
At September 30, 2025, the net amount of pre-tax gains that we expect to be reclassified from AOCI into interest expense within the next 12 months is $63 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At September 30, 2025, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates is economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At September 30, 2025, we had outstanding cross-currency rate swaps from which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $5,700 million to partially hedge the net investment in our Canadian subsidiaries. In November 2024, we restructured $5,000 million of cross-currency rate swaps, of which $1,950 million have a maturity of September 30, 2028, $1,400 million have a maturity of October 31, 2029 and $1,650 million have a maturity of October 31, 2030. The restructure resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, in November 2024 we entered into cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $700 million through the maturity date of October 31, 2027. At inception, these cross-currency rate swaps were designated and continue to be hedges and are accounted for as net investment hedges.
At September 30, 2025, we had outstanding cross-currency rate swap contracts between the euro and U.S. dollar from which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $2,750 million, of which $1,400 million were entered during 2023 and have a maturity date of October 31, 2026, $1,200 million were entered during 2023 and have a maturity date of November 30, 2028, and $150 million were entered during 2021 and have a maturity date of October 31, 2028. At inception, these cross-currency rate swaps were designated and continue to be hedges and are accounted for as net investment hedges.

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
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons’ operations. At September 30, 2025, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $211 million with maturities to November 16, 2026. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$4	$(108)	$(54)	$19
Forward-currency contracts	$(6)	$(2)	$(4)	$3
Derivatives designated as net investment hedges
Cross-currency rate swaps	$116	$(123)	$(367)	$31
(1) We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$26	$38	$79	$104
Forward-currency contracts	Supply chain cost of sales	$—	$1	$4	$2

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$23	$12	$67	$35

	Fair Value as of
	September 30, 2025	December 31, 2024	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest rate	$67	$194	Other assets, net
Interest rate	11	1	Prepaids and other current assets
Foreign currency	2	8	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	—	83	Other assets, net
Total assets at fair value	$80	$286

Liabilities:
Derivatives designated as cash flow hedges
Foreign currency	$2	$—	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	260	1	Other liabilities, net
Total liabilities at fair value	$262	$1

Note 13. Shareholders’ Equity
Noncontrolling Interests
The holders of Partnership exchangeable units held an economic interest of approximately 27.9% and 28.1% in Partnership common equity through the ownership of 126,983,115 and 127,038,577 Partnership exchangeable units as of September 30, 2025 and December 31, 2024, respectively.
Pursuant to exchange notices received, Partnership exchanged 55,462 Partnership exchangeable units during the nine months ended September 30, 2025. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares and each such Partnership exchangeable unit was cancelled concurrently with the exchange. Partnership exchangeable units exchanged for RBI common shares subsequent to December 31, 2023 also result in the issuance of additional Partnership Class A common units to RBI in an amount equal to the number of RBI common shares exchanged. The exchanges represented increases in our ownership interest in Partnership and were accounted for as equity transactions, with no gain or loss recorded in the accompanying condensed consolidated statements of operations.
Share Repurchases
On August 6, 2025, our Board of Directors approved a share repurchase program that allows us to purchase up to $1,000 million of our common shares from September 15, 2025 until September 30, 2027. This share repurchase authorization replaced our prior two-year authorization to repurchase up to $1,000 million of our common shares until September 30, 2025, which had an authorization of $500 million remaining at the time of the its replacement. As of September 30, 2025, we had $1,000 million remaining under the new share repurchase authorization.
Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024	$719	$(14)	$(1,812)	$(1,107)
Foreign currency translation adjustment	—	—	592	592
Net change in fair value of derivatives, net of tax	(415)	—	—	(415)
Amounts reclassified to earnings of cash flow hedges, net of tax	(61)	—	—	(61)
Amounts attributable to noncontrolling interests	133	—	(165)	(32)
Balance at September 30, 2025	$376	$(14)	$(1,385)	$(1,023)
Note 14. Income Taxes
Our effective tax rate was 17.6% and 22.1% for the three and nine months ended September 30, 2025, respectively. The effective tax rate during these periods includes the impact of the Administrative Guidance recently issued by the Organization for Economic Cooperation and Development (“OECD”), partially offset by the mix of income from multiple tax jurisdictions and internal financing arrangements.
Our effective tax rate was 16.7% and 17.2% for the three and nine months ended September 30, 2024, respectively. The effective tax rate during these periods was primarily the result of the mix of income from multiple tax jurisdictions, internal financing arrangements, the impact of the Carrols Acquisition, and equity-based compensation.
On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was enacted into law. The OBBBA provides for modifications to U.S. tax law including changes to interest deductibility, R&D expensing, bonus depreciation, and various international provisions. The OBBBA did not have a material impact on our financial statements for the three and nine months ended September 30, 2025 and we do not expect a material impact going forward.

Note 15. Other Operating Expenses (Income), net
Other operating expenses (income), net consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$7	$(4)	$22	$6
Litigation settlements (gains) and reserves, net	2	1	6	2
Net losses (gains) on foreign exchange	1	44	208	15
Other, net	2	1	8	8
Other operating expenses (income), net	$12	$42	$244	$31
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
Net losses (gains) on foreign exchange consist of remeasurement of foreign denominated assets and liabilities, primarily related to intercompany financing. A substantial portion of this net foreign currency gain or loss relates to measurement of U.S. dollar intercompany balances in foreign subsidiaries. This gain or loss primarily results from fluctuations in the exchange rate between the Euro and U.S. dollar.
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
Our confirmed outstanding obligations under the SCF program at September 30, 2025 and December 31, 2024 totaled $61 million and $22 million, respectively, and are classified as Accounts and drafts payable in our condensed consolidated balance sheets. All activity related to the obligations is classified as Supply chain cost of sales in our condensed consolidated statements of operations and presented within cash flows from operating activities in our condensed consolidated statements of cash flows.

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
On October 7, 2024, purported former shareholders of Carrols filed a complaint in the Court of Chancery of the State of Delaware against RBI and two individuals that were on the board of Carrols. The complaint alleges claims for breach of fiduciary duty by RBI, as a purported controlling shareholder of Carrols, and unjust enrichment by RBI in connection with the acquisition of Carrols, as well as claims for breaches of fiduciary duty by the two individual directors. The complaint generally alleges that RBI coerced Carrols into the transaction, and that the two directors failed to disclose that their interests differed from the interests of other Carrols shareholders, and that the two directors were not independent from RBI. The complaint seeks equitable relief, damages and fees and expenses. We filed a motion to dismiss in December 2024 and the plaintiffs filed an amended complaint in February 2025. In March 2025, we filed an amended motion to dismiss and plaintiffs filed their opposition on May 2, 2025. On July 22, 2025, the court denied RBI's motion to dismiss. In October 2025, RBI filed its answer and affirmative defense to the plaintiff’s amended complaint. We intend to vigorously defend the plaintiff’s claims, however, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.

Note 18. Subsequent Events
Dividends
On October 7, 2025, we paid a cash dividend of $0.62 per common share to common shareholders of record on September 23, 2025. On such date, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.62 per exchangeable unit to holders of record on September 23, 2025.
Subsequent to September 30, 2025, our board of directors declared a cash dividend of $0.62 per common share, which will be paid on January 6, 2026 to common shareholders of record on December 23, 2025. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.62 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
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
Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with over $45 billion in annual system-wide sales and over 32,000 restaurants, over 90% of which are franchised, in more than 120 countries and territories as of September 30, 2025. We own and franchise four iconic brands, Tim Hortons®, Burger King®, Popeyes®, and Firehouse Subs®. Our brands have complementary daypart mixes and product platforms that benefit from global scale and sharing of best practices to optimize costs while preserving their independence and rich heritage.
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
RBI plans to maintain the franchisor dynamics in its TH, BK, PLK, FHS, and INTL segments ("five franchisor segments") to report results consistent with how the business will be managed long-term. This approach reflects RBI's intent to refranchise the vast majority of the Carrols Burger King restaurants and to find a new partner for PLK China and new investors for FHS Brazil in the future. RH results include Company restaurant sales and expenses, including expenses associated with royalties, rent, and advertising. These expenses are recognized, as applicable, as revenues in the respective franchisor segments (BK for the Carrols Burger King restaurants and INTL for PLK China and FHS Brazil) and eliminated upon consolidation. Additionally, Adjusted Operating Income represents our measure of segment income for each of our reportable segments and is used by management to measure operating performance. See Note 5, “Segment Reporting” of the Financial Statements for additional information about our operating and reportable segments and our measure of segment income.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated Key Operating Metrics	2025	2024	2025	2024
System-wide Sales Growth (a)	6.9%	3.2%	5.1%	5.3%
System-wide Sales (in US$ millions) (a)	$12,282	$11,433	$34,631	$33,197
Comparable Sales	4.0%	0.3%	2.2%	2.2%
Net Restaurant Growth	2.8%	3.8%	2.8%	3.8%
System Restaurant Count at Period End	32,423	31,525	32,423	31,525
(a)System-wide sales growth is calculated on a constant currency basis and therefore will not recalculate to the percentage change in system-wide sales, which is reported on a nominal basis.

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024
Tabular amounts in millions of U.S. dollars unless noted otherwise. Totals, variances and percentage changes may not calculate exactly due to rounding.

Consolidated	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2025	2024	Favorable / (Unfavorable)			2025	2024	Favorable / (Unfavorable)
Revenues:
Supply chain sales	$769	$699	$70	$(6)	$76	$2,112	$2,008	$104	$(46)	$150
Company restaurant sales	588	567	21	—	21	1,746	1,016	730	—	730
Franchise and property revenues	778	735	43	2	41	2,201	2,194	7	(20)	27
Advertising revenues and other services	314	290	24	—	24	909	892	17	(6)	23
Total revenues	2,449	2,291	158	(4)	162	6,968	6,110	858	(72)	930
Operating costs and expenses:
Supply chain cost of sales	619	559	(60)	5	(65)	1,704	1,616	(88)	38	(126)
Company restaurant expenses	498	473	(25)	—	(25)	1,464	848	(616)	—	(616)
Franchise and property expenses	147	134	(13)	—	(13)	421	394	(27)	6	(33)
Advertising expenses and other services	342	327	(15)	—	(15)	1,017	972	(45)	6	(51)
General and administrative expenses	170	176	6	(1)	7	549	534	(15)	—	(15)
(Income) loss from equity method investments	(2)	3	5	(1)	6	(12)	(69)	(57)	(1)	(56)
Other operating expenses (income), net	12	42	30	(3)	33	244	31	(213)	(3)	(210)
Total operating costs and expenses	1,786	1,714	(72)	—	(72)	5,387	4,326	(1,061)	46	(1,107)
Income from operations	663	577	86	(4)	90	1,581	1,784	(203)	(26)	(177)
Interest expense, net	129	147	18	1	17	391	442	51	1	50
Loss on early extinguishment of debt	—	1	1	—	1	—	33	33	—	33
Income from continuing operations before income taxes	534	429	105	(3)	108	1,190	1,309	(119)	(25)	(94)
Income tax expense from continuing operations	94	72	(22)	—	(22)	263	225	(38)	1	(39)
Net income from continuing operations	440	357	83	(3)	86	927	1,084	(157)	(24)	(133)
Net loss from discontinued operations (net of tax of $0 and $0)	4	—	(4)	—	(4)	7	—	(7)	—	(7)
Net income	$436	$357	$79	$(3)	$82	$920	$1,084	$(164)	$(24)	$(140)
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
During the three months ended September 30, 2025, the increase in Total revenues was primarily driven by an increase in Supply chain sales and increases in system-wide sales in our five franchisor segments.
During the nine months ended September 30, 2025, the increase in Total revenues was primarily driven by the net impact of restaurants acquired from franchisees, mainly related to the Carrols Acquisition, and increases in Supply chain sales, partially offset by an unfavorable FX Impact.

During the three months ended September 30, 2025, the increase in Income from operations was primarily driven by increases in segment income in each of our five franchisor segments and a decrease in net losses on foreign exchange arising from remeasurement of foreign denominated assets and liabilities, primarily related to intercompany financing.
During the nine months ended September 30, 2025, the decrease in Income from operations was primarily driven by an increase in net losses on foreign exchange arising from remeasurement of foreign denominated assets and liabilities, primarily related to intercompany financing, the non-recurrence of a $79 million gain recognized during the nine months ended September 30, 2024 in connection with the Carrols Acquisition, and an unfavorable FX Impact. These factors were partially offset by increases in segment income in each of our segments.
During the three months ended September 30, 2025, the increase in Net income from continuing operations was primarily driven by an increase in Income from operations and a decrease in Interest expense, net, partially offset by an increase in Income tax expense from continuing operations.
During the nine months ended September 30, 2025, the decrease in Net income from continuing operations was primarily driven by a decrease in Income from operations and an increase in Income tax expense from continuing operations, partially offset by a decrease in Interest expense, net and the non-recurrence of loss on early extinguishment of debt.
General and Administrative Expenses
Our general and administrative expenses consisted of the following:

	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2025	2024	Favorable / (Unfavorable)			2025	2024	Favorable / (Unfavorable)
Segment G&A:
TH	$33	$36	$3	$—	$3	$104	$116	$12	$3	$9
BK	30	32	1	—	1	97	104	7	—	7
PLK	17	19	2	—	2	57	62	5	—	5
FHS	12	11	—	—	—	39	39	1	—	1
INTL	47	48	1	(2)	3	145	150	4	(3)	8
RH	23	23	—	—	—	70	35	(36)	—	(36)
RH and BK China Transaction costs	7	4	(3)	—	(3)	29	17	(12)	—	(12)
Corporate restructuring and advisory fees	1	3	2	—	2	7	11	4	—	4
General and administrative expenses	$170	$176	$6	$(1)	$8	$549	$534	$(14)	$—	$(14)
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
During the three months ended September 30, 2025, the decrease in general and administrative expenses was primarily driven by decreases in Segment G&A in our TH, INTL, BK and PLK segments, partially offset by an increases in RH and BK China Transaction costs.
During the nine months ended September 30, 2025, the increase in general and administrative expenses was primarily driven by increases in RH Segment G&A, reflecting a full nine months of operations of Carrols in 2025, and increases in RH and BK China Transaction costs, partially offset by decreases in Segment G&A in our TH, BK, INTL and PLK segments.

(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss as well as gains or losses from changes in our ownership interests in equity investees.
The change in (income) loss from equity method investments during the nine months ended September 30, 2025 reflects the non-recurrence of a $79 million gain recognized during the nine months ended September 30, 2024 in connection with the Carrols Acquisition that resulted from an increase in the value of our existing 15% equity interest in Carrols. In addition, the change in (income) loss from equity method investments during the three and nine months ended September 30, 2025 also reflects the changes in earnings of our equity method investments, primarily driven by BK China which we now consolidate.
Other Operating Expenses (Income), net
Our other operating expenses (income), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$7	$(4)	$22	$6
Litigation settlements (gains) and reserves, net	2	1	6	2
Net losses (gains) on foreign exchange	1	44	208	15
Other, net	2	1	8	8
Other operating expenses (income), net	$12	$42	$244	$31
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
Net losses (gains) on foreign exchange consist of remeasurement of foreign denominated assets and liabilities, primarily related to intercompany financing. A substantial portion of this net foreign currency gain or loss relates to measurement of U.S. dollar intercompany balances in foreign subsidiaries. This gain or loss primarily results from fluctuations in the exchange rate between the Euro and U.S. dollar.
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense, net	$129	$147	$391	$442
Weighted average interest rate on long-term debt	4.4%	4.6%	4.4%	4.8%
During the three and nine months ended September 30, 2025, interest expense, net decreased primarily due to the 2024 restructuring of the Canadian cross-currency rate swap, a decrease in the Term Loan B spread driven by a 2024 repricing, and decreases in interest rates which impacts our variable rate debt.

Loss on Early Extinguishment of Debt
During the three and nine months ended September 30, 2024, we recorded a $1 million and $33 million loss on early extinguishment of debt, respectively, that primarily reflects expensing of fees and the write-off of unamortized debt issuance costs in connection with various amendments to our credit agreement.
Income Tax Expense from Continuing Operations
Our effective tax rate was 17.6% and 16.7% for the three months ended September 30, 2025 and 2024, respectively, and 22.1% and 17.2% for the nine months ended September 30, 2025 and 2024, respectively. The increases in our effective tax rates were primarily due to discrete, unfavorable impacts of recently issued OECD Pillar II guidance during the first quarter of 2025, a decrease in benefit from stock based compensation, the mix of income from multiple jurisdictions and internal financing arrangements.
On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was enacted into law. The OBBBA provides for modifications to U.S. tax law including changes to interest deductibility, R&D expensing, bonus depreciation, and various international provisions. The OBBBA did not have a material impact on our financial statements for the three and nine months ended September 30, 2025 and we do not expect a material impact going forward.

Segment Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

TH Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

System-wide Sales Growth (a)	4.8%	2.8%	3.0%	5.2%
System-wide Sales (a)	$2,029	$1,952	$5,655	$5,616
Comparable Sales	4.2%	2.3%	2.7%	4.5%
Comparable Sales - Canada	4.2%	2.7%	2.8%	4.9%
Net Restaurant Growth	0.6%	0.0%	0.6%	0.0%
System Restaurant Count at Period End	4,532	4,504	4,532	4,504
(a)System-wide sales growth is calculated on a constant currency basis and therefore will not recalculate to the percentage change in system-wide sales, which is reported on a nominal basis.

TH Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2025	2024	Favorable / (Unfavorable)			2025	2024	Favorable / (Unfavorable)
Revenues:
Supply chain sales	$769	$699	$70	$(6)	$76	$2,111	$2,008	$103	$(46)	$149
Company restaurant sales	12	11	1	—	1	34	34	—	—	1
Franchise and property revenues	264	255	9	(2)	11	744	745	(1)	(17)	17
Advertising revenues and other services	80	79	1	(1)	2	222	226	(4)	(5)	1
Total revenues	1,125	1,044	81	(9)	90	3,112	3,013	98	(69)	167
Supply chain cost of sales	619	559	(60)	5	(65)	1,704	1,616	(89)	38	(126)
Company restaurant expenses	11	9	(2)	—	(2)	30	28	(2)	—	(2)
Segment F&P expenses	86	82	(4)	1	(5)	246	253	6	6	1
Advertising expenses and other services	77	78	1	1	1	236	235	(1)	5	(6)
Segment G&A	33	36	3	—	3	104	116	12	3	9
Adjustments:
Cash distributions received from equity method investments	4	4	—	—	—	11	11	—	—	—
Adjusted Operating Income	304	284	19	(3)	22	803	777	25	(17)	43
During the three and nine months ended September 30, 2025, the increases in Total revenues were primarily driven by higher Supply chain sales due to increases in commodity prices, system-wide sales, and CPG net sales. Results were also impacted by unfavorable FX Impacts.
During the three and nine months ended September 30, 2025, the increases in Adjusted Operating Income were primarily driven by increases in Total revenues and decreases in Segment G&A due primarily to lower compensation-related expenses, partially offset by higher Supply chain cost of sales due primarily to increases in Supply chain sales. Results were also impacted by unfavorable FX Impacts.
During the nine months ended September 30, 2025, Franchise and property revenues and Segment F&P expenses also include the non-recurrence of convention revenue and expenses recognized in 2024, which had an immaterial net impact to Adjusted Operating Income.

BK Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

System-wide Sales Growth	2.3%	(1.5)%	0.6%	0.0%
System-wide Sales	$2,956	$2,891	$8,608	$8,569
Comparable Sales	3.1%	(0.7)%	1.1%	0.9%
Comparable Sales - US	3.2%	(0.4)%	1.2%	1.1%
Net Restaurant Growth	(1.1)%	(1.5)%	(1.1)%	(1.5)%
System Restaurant Count at Period End	7,043	7,119	7,043	7,119

BK Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2025	2024	Favorable / (Unfavorable)			2025	2024	Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$62	$60	$2	$—	$2	$183	$181	$2	$—	$2
Franchise and property revenues (a)	187	179	7	—	7	537	533	5	(1)	5
Advertising revenues and other services (b)	138	122	16	—	16	411	363	48	—	48
Total revenues	387	362	25	—	25	1,131	1,076	55	(1)	56
Company restaurant expenses	59	56	(3)	—	(3)	170	166	(4)	—	(4)
Segment F&P expenses	35	29	(6)	—	(6)	98	86	(13)	—	(13)
Advertising expenses and other services	141	133	(8)	—	(8)	419	389	(30)	—	(30)
Segment G&A	30	32	1	—	1	97	104	7	—	7
Adjusted Operating Income	123	112	10	—	10	347	332	14	—	15
(a)Franchise and property revenues include intersegment revenues with RH consisting of royalties and rent of $28 million and $83 million during the three and nine months ended September 30, 2025, respectively, and $28 million and $43 million during the three and nine months ended September 30, 2024, respectively, which are eliminated in consolidation.
(b)Advertising revenues and other services include intersegment revenues with RH consisting of advertising contributions and tech fees of $21 million and $63 million during the three and nine months ended September 30, 2025, respectively, and $18 million and $28 million during the three and nine months ended September 30, 2024, respectively, which are eliminated in consolidation.
During the three and nine months ended September 30, 2025, the increases in Total revenues were primarily driven by increases in Advertising revenues and other services primarily due to an increase in advertising fund contributions from franchisees reflecting an increase in the contribution rate.
During the three and nine months ended September 30, 2025, the increases in Adjusted Operating Income were driven by the non-recurrence of $8 million and $20 million, respectively, of advertising expenses incurred in the prior year in connection with our support behind the marketing program and decreases in Segment G&A due primarily to lower compensation-related expenses. For the nine months ended September 30, 2025, these factors were partially offset by net bad debt expenses in the current year compared to net bad debt recoveries in the prior year, which are reflected in Segment F&P expenses.
During the three and nine months ended September 30, 2025, Franchise and property revenues and Segment F&P expenses reflect the impacts of convention revenue and expenses recognized in the third quarter of 2025. In the prior year, convention revenue and expenses were recognized in the fourth quarter. Convention-related revenues and expenses have an immaterial net impact to Adjusted Operating Income.

PLK Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

System-wide Sales Growth	0.7%	(0.6)%	0.0%	4.6%
System-wide Sales	$1,519	$1,509	$4,571	$4,581
Comparable Sales	(2.4)%	(4.0)%	(2.6)%	0.6%
Comparable Sales - US	(2.0)%	(3.8)%	(2.3)%	0.8%
Net Restaurant Growth	2.2%	4.1%	2.2%	4.1%
System Restaurant Count at Period End	3,541	3,465	3,541	3,465

PLK Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2025	2024	Favorable / (Unfavorable)			2025	2024	Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$44	$44	$—	$—	$—	$136	$100	$36	$—	$36
Franchise and property revenues	81	79	2	—	2	245	244	1	—	2
Advertising revenues and other services	76	72	4	—	4	223	223	—	—	—
Total revenues	201	195	6	—	6	605	567	38	—	38
Company restaurant expenses	39	38	(1)	—	(1)	118	86	(32)	—	(32)
Segment F&P expenses	3	2	(1)	—	(1)	10	8	(2)	—	(2)
Advertising expenses and other services	79	74	(4)	—	(4)	230	228	(2)	—	(2)
Segment G&A	17	19	2	—	2	57	62	5	—	5
Adjusted Operating Income	63	62	1	—	1	188	182	7	—	7
During the three months ended September 30, 2025, the increase in Total revenues was primarily driven by an increase in Advertising revenues and other services primarily due to higher advertising fund contributions from franchisees reflecting an increase in the contribution rate. Adjusted Operating Income remained relatively consistent with the prior year.
During the nine months ended September 30, 2025, the increases in Total revenues and Adjusted Operating Income were primarily driven by the acquisition of Popeyes restaurants as part of the Carrols Acquisition. Additionally, Adjusted Operating Income benefited from decreases in Segment G&A due primarily to lower compensation-related expenses.
Franchise and property revenues and Segment F&P expenses also include the impacts of convention revenue and expenses recognized in the second quarter of 2025 and 2024, which had an immaterial net impact to Adjusted Operating Income.

FHS Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

System-wide Sales Growth	10.7%	(1.3)%	8.1%	1.9%
System-wide Sales	$332	$301	$991	$918
Comparable Sales	2.6%	(4.8)%	0.7%	(1.6)%
Comparable Sales - US	2.5%	(5.2)%	0.5%	(1.7)%
Net Restaurant Growth	7.7%	3.9%	7.7%	3.9%
System Restaurant Count at Period End	1,400	1,300	1,400	1,300

FHS Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2025	2024	Favorable / (Unfavorable)			2025	2024	Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$11	$10	$1	$—	$1	$33	$31	$3	$—	$3
Franchise and property revenues	30	27	3	—	3	84	79	5	—	5
Advertising revenues and other services	18	15	3	—	3	55	47	8	—	8
Total revenues	60	53	7	—	7	172	156	16	—	16
Company restaurant expenses	9	9	—	—	—	28	27	(1)	—	(1)
Segment F&P expenses	5	4	(1)	—	(1)	8	6	(2)	—	(2)
Advertising expenses and other services	19	16	(3)	—	(3)	57	48	(9)	—	(9)
Segment G&A	12	11	—	—	—	39	39	1	—	1
Adjusted Operating Income	14	12	2	—	2	41	35	5	—	5
During the three and nine months ended September 30, 2025, the increases in Total revenues and Adjusted Operating Income were primarily driven by the increase in system-wide sales.
Franchise and property revenues and Segment F&P expenses also include the impacts of convention revenue and expenses recognized in the third quarter of 2025 and 2024, which had an immaterial net impact to Adjusted Operating Income.

INTL Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

System-wide Sales Growth (a)	12.1%	8.0%	10.3%	9.5%
System-wide Sales (a)	$5,447	$4,780	$14,806	$13,513
Comparable Sales	6.5%	1.8%	4.5%	2.8%
Comparable Sales - INTL - Burger King	6.4%	1.9%	4.5%	2.8%
Net Restaurant Growth	5.1%	7.6%	5.1%	7.6%
System Restaurant Count at Period End	15,907	15,137	15,907	15,137
(a)System-wide sales growth is calculated on a constant currency basis and therefore will not recalculate to the percentage change in system-wide sales, which is reported on a nominal basis.

INTL Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2025	2024	Favorable / (Unfavorable)			2025	2024	Favorable / (Unfavorable)
Revenues:
Franchise and property revenues	$245	$222	$23	$5	$18	$673	$637	$36	$(1)	$37
Advertising revenues and other services	22	20	2	1	1	62	61	1	—	1
Total revenues	268	243	25	5	19	735	698	37	(1)	39
Segment F&P expenses	7	5	(3)	—	(3)	21	10	(11)	—	(11)
Advertising expenses and other services	25	25	1	(1)	2	70	70	—	—	—
Segment G&A	47	48	1	(2)	3	145	150	4	(3)	8
Adjusted Operating Income	189	166	24	2	21	499	468	31	(4)	36
During the three and nine months ended September 30, 2025, the increases in Total revenues were primarily driven by higher royalties from Burger King and Popeyes restaurants resulting from increased system-wide sales, partially offset by the absence of $10 million and $29 million of revenues from BK China which were recognized during the three and nine months ended September 30, 2024, respectively. Results were also impacted by a favorable FX Impact during the three months ended September 30, 2025 and an unfavorable FX Impact during the nine months ended September 30, 2025.
During the three and nine months ended September 30, 2025, the increases in Adjusted Operating Income were driven by increases in Total revenues and decreases in Segment G&A due primarily to lower compensation-related expenses, partially offset by increases in Segment F&P expenses driven by increases in net bad debt expenses. Results were also impacted by a favorable FX Impact during the three months ended September 30, 2025 and an unfavorable FX Impact during the nine months ended September 30, 2025.
During the nine months ended September 30, 2025, Franchise and property revenues and Segment F&P expenses also include the impacts of Burger King international convention revenue and expenses recognized in 2025, while we did not have a Burger King international convention in 2024. Convention-related revenues and expenses have an immaterial net impact to Adjusted Operating Income.

RH Results
The RH segment revenues, expenses and segment income reflect the Burger King restaurants acquired from Carrols and the PLK China restaurants beginning on their acquisition dates of May 16, 2024 and June 28, 2024, respectively, and FHS Brazil beginning in 2025. As such, RH segment revenues, expenses and segment income reflect the full three month periods ended September 30, 2025 and 2024. RH segment revenues, expenses and segment income reflect the full nine month period ended September 30, 2025 compared to a partial period for the nine months ended September 30, 2024.

RH Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Comparable Sales	4.8%	(2.2)%	2.3%	0.0%
Comparable Sales - BK US	4.8%	(2.2)%	2.3%	0.0%
System Restaurant Count at Period End	1,068	1,035	1,068	1,035

RH Segment	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2025	2024	Fav/(Unfav)	2025	2024	Fav/(Unfav)
Total revenues	$459	$441	$18	$1,360	$671	$689
Food, beverage and packaging costs	136	123	(13)	391	187	(204)
Restaurant wages and related expenses	148	141	(7)	445	213	(232)
Restaurant occupancy and other expenses (a)	119	120	—	353	178	(174)
Company restaurant expenses	403	384	(20)	1,188	578	(610)
Advertising expenses and other services (b)	23	19	(4)	68	29	(39)
Segment G&A	23	23	—	70	35	(36)
Adjusted Operating Income	10	16	(6)	33	30	3
(a)Restaurant occupancy and other expenses include intersegment royalties and property expense of $28 million and $83 million for the three and nine months ended September 30, 2025, respectively, and $28 million and $43 million for the three and nine months ended September 30, 2024, respectively, which are eliminated in consolidation.
(b)Advertising expenses and other services include intersegment advertising expenses and tech fees of $21 million and $63 million for the three and nine months ended September 30, 2025, respectively, and $18 million and $28 million for the three and nine months ended September 30, 2024, respectively, which are eliminated in consolidation.
For the three months ended September 30, 2025, the increase in Total revenues was primarily driven by an increase in Carrols Burger King restaurant sales due to comparable sales growth.
For the three months ended September 30, 2025, the decrease in Adjusted Operating Income was primarily driven by an increase in Company restaurant expenses due to higher commodity costs, primarily driven by beef, and higher restaurant wages. Additionally, Advertising expenses and other services increased due to an increase in restaurant sales and an increase in the contribution rate from Carrols Burger King restaurants, consistent with the rate increase for the rest of the Burger King U.S system. These factors were partially offset by the increase in Total revenues.

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

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			$	%			$	%
	2025	2024	Favorable / (Unfavorable)		2025	2024	Favorable / (Unfavorable)

Income from operations	$663	$577	$86	15%	$1,581	$1,784	$(203)	(11)%
Franchise agreement and reacquired franchise rights amortization	16	19	3	16%	49	38	(11)	(29)%
RH and BK China Transaction costs	7	4	(3)	(75)%	29	17	(12)	(71)%
Corporate restructuring and advisory fees	1	3	2	67%	7	11	4	36%
Impact of equity method investments (a)	2	7	5	71%	(1)	(57)	(56)	98%
Other operating expenses (income), net	12	42	30	71%	244	31	(213)	NM
Adjusted Operating Income	$702	$652	$50	8%	$1,910	$1,824	$86	5%

Segment income:
TH	$304	$284	$19	7%	$803	$777	$25	3%
BK	123	112	10	9%	347	332	14	4%
PLK	63	62	1	2%	188	182	7	4%
FHS	14	12	2	15%	41	35	5	15%
INTL	189	166	24	14%	499	468	31	7%
RH	10	16	(6)	(40)%	33	30	3	10%
Adjusted Operating Income	$702	$652	$50	8%	$1,910	$1,824	$86	5%
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in Adjusted Operating Income, which is our measure of segment income.

The increase in Adjusted Operating Income for the three months ended September 30, 2025 reflects increases in segment income in each of our five franchisor segments, partially offset by a decrease in segment income in the RH segment.
The increase in Adjusted Operating Income for the nine months ended September 30, 2025 reflects increases in segment income in each of our five franchisor segments, partially offset by an unfavorable FX Impact of $22 million.
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
As of September 30, 2025, we had cash and cash equivalents of $1,206 million and borrowing availability of $1,248 million under our senior secured revolving credit facility (the “Revolving Credit Facility”). Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
On February 14, 2025, we acquired substantially all of the remaining equity interests in BK China from our former joint venture partners for approximately $151 million in an all-cash transaction and assumed approximately $178 million of outstanding debt. During the nine months ended September 30, 2025, we provided $137 million of funding to BK China. As of September 30, 2025, cash and cash equivalents for BK China was $91 million, reflected in assets held for sale – discontinued operations, and outstanding debt was $207 million, reflected in liabilities held for sale – discontinued operations. This business may require additional funding while we work to identify a new controlling shareholder.
Burger King is executing its multi-year "Reclaim the Flame" plan to accelerate sales growth and drive franchisee profitability. This plan includes investing up to $700 million through year-end 2028, comprised of advertising and digital investments ("Fuel the Flame") and high-quality remodels and relocations, restaurant technology, kitchen equipment, and building enhancements ("Royal Reset"). The Fuel the Flame investments were completed in the fourth quarter ended December 31, 2024. As of September 30, 2025, we have funded $160 million out of up to $550 million planned toward the Royal Reset investments.
As of September 30, 2025, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar from which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $5,700 million and between the Euro and U.S. dollar from which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $2,750 million. We expect to receive $56 million in fixed-rate interest payments in the next twelve months in connection with these outstanding cross-currency swaps.
On August 6, 2025, our board of directors approved a share repurchase authorization of up to $1,000 million of our common shares from September 15, 2025 until September 30, 2027. This share repurchase authorization replaced RBI's prior two-year authorization to repurchase up to $1,000 million of our common shares until September 30, 2025, which had an authorization of $500 million remaining at the time of its replacement. On September 12, 2025, in furtherance of the new share repurchase authorization, we announced that the Toronto Stock Exchange had accepted and approved the notice of our intention to renew our normal course issuer bid, permitting the repurchase of up to 32,326,078 common shares for the 12-month period commencing September 16, 2025 and ending on September 15, 2026. As of September 30, 2025, we had $1,000 million remaining under the new authorization. Repurchases under the authorization may be made in the open market, either on the Toronto Stock Exchange or the New York Stock Exchange, or through privately negotiated transactions.
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

Debt Instruments and Debt Service Requirements
As of September 30, 2025, our total debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our 3.875% First Lien Senior Notes due 2028, 3.50% First Lien Senior Notes due 2029, 6.125% First Lien Senior Notes due 2029, 5.625% First Lien Senior Notes due 2029, 4.375% Second Lien Senior Notes due 2028, 4.00% Second Lien Senior Notes due 2030 (together, the “Senior Notes”), and obligations under finance leases. For further information about our total debt, see Note 11 – Long-Term Debt in the notes to the accompanying unaudited condensed consolidated financial statements.
As of September 30, 2025, there was $5,942 million outstanding principal amount under our Term Loan Facilities with a weighted average interest rate of 5.76%. The interest rate applicable to borrowings under our Term Loan A and Revolving Credit Facility is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (ii) Term SOFR (Secured Overnight Financing Rate), subject to a floor of 0.00%, plus an applicable margin varying between 0.75% to 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid. The interest rate applicable to borrowings under our Term Loan B is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75%, or (ii) Term SOFR, subject to a floor of 0.00%, plus an applicable margin of 1.75%.
Based on the amounts outstanding under the Term Loan Facilities and SOFR as of September 30, 2025, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $345 million in interest payments and $79 million in principal payments. In addition, based on SOFR as of September 30, 2025, net cash settlements that we expect to receive on our $4,000 million interest rate swaps are estimated to be approximately $68 million for the next twelve months. Based on the amounts outstanding at September 30, 2025, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $337 million in interest payments and no principal payments.
Restrictions and Covenants
As of September 30, 2025, we were in compliance with all applicable financial debt covenants under the Credit Facilities and the indentures governing our Senior Notes.
Cash Dividends
On October 7, 2025, we paid a dividend of $0.62 per common share and Partnership made a distribution in respect of each Partnership exchangeable unit in the amount of $0.62 per Partnership exchangeable unit.
Our board of directors has declared a cash dividend of $0.62 per common share, which will be paid on January 6, 2026 to common shareholders of record on December 23, 2025. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.62 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
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
Outstanding Security Data
As of October 24, 2025, we had outstanding 327,812,087 common shares and one special voting share. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of the Company, holders of our common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and our outstanding equity awards, see Note 14 to the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities on February 21, 2025.
There were 126,983,115 Partnership exchangeable units outstanding as of October 24, 2025. During the nine months ended September 30, 2025, Partnership exchanged 55,462 Partnership exchangeable units pursuant to exchange notices received. The holders of Partnership exchangeable units have the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership to determine to settle any such exchange for a cash payment in lieu of our common shares.

Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $1,159 million for the nine months ended September 30, 2025, compared to $1,022 million during the same period in the prior year. The change in cash provided by operating activities was primarily driven by an increase in segment income in all of our segments, a decrease in cash used for working capital and a decrease in interest payments, partially offset by an increase in income tax payments.
Investing Activities
Cash used for investing activities was $213 million for the nine months ended September 30, 2025, compared to $616 million during the same period in the prior year. The change in cash used for investing activities was primarily driven by a decrease in net payments for acquisition of franchised restaurants, net of cash acquired, partially offset by an increase in payments for additions of property and equipment. Net payments for acquisition of franchised restaurants for the nine months ended September 30, 2025 and 2024 was comprised primarily of $151 million for the BK China Acquisition and $508 million for the Carrols Acquisition, respectively.
Financing Activities
Cash used for financing activities was $952 million for the nine months ended September 30, 2025, compared to $365 million during the same period in the prior year. The change in cash used for financing activities was driven primarily by the non-recurrence of proceeds from long-term debt, partially offset by a decrease in repayments of long-term debt and finance leases.
Discontinued Operations
Net cash used for discontinued operations was $52 million for the nine months ended September 30, 2025.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the nine months ended September 30, 2025 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC and Canadian securities regulatory authorities on February 21, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of September 30, 2025. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

Changes in Internal Controls
As of September 30, 2025, we are in the process of integrating BK China into our overall internal control over financial reporting process.
Internal Control Over Financial Reporting
The Company’s management, including the CEO and CFO, confirm there were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the integration of BK China as described above.
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
Our forward-looking statements, included in this report and elsewhere, represent management’s expectations as of the date that they are made. Our forward-looking statements are based on assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our guests to purchase our products, such as inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our relationship with, and the success of, our franchisees and risks related to our nearly fully franchised business model; (4) our franchisees' financial stability and their ability to access and maintain the liquidity necessary to operate their businesses; (5) our supply chain operations; (6) our ownership and leasing of real estate; (7) the effectiveness of our marketing, advertising and digital programs and franchisee support of these programs; (8) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (9) our international operations and our ability to successfully implement our domestic and international growth strategy for each of our brands; (10) our reliance on franchisees, including subfranchisees to accelerate restaurant growth; (11) unforeseen events such as pandemics; (12) the ability of the counterparties to our credit facilities’ and derivatives’ to fulfill their commitments and/or obligations; (13) changes in applicable tax laws or interpretations thereof, and our ability to accurately interpret and predict the impact of such changes or interpretations on our financial condition and results; (14) evolving legislation and regulations in the area of franchise and labor and employment law; (15) our ability to address environmental and social sustainability issues; (16) the conflict between Russia and Ukraine; (17) the consumer environment; and (18) tariffs and their impact on economic conditions and our business.
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

Part II – Other Information
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 17, Commitments and Contingencies.
Item 5. Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

RESTAURANT BRANDS INTERNATIONAL INC. (Registrant)

Date: October 30, 2025	By:	/s/ Sami Siddiqui
		Name:	Sami Siddiqui
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)