Form 10-Q
period 2026-03-31
Restaurant Brands International Inc.
filed 2026-05-06
CIK 1618756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

5707 Waterford District Drive
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2026, there were 346,983,973 common shares of the Registrant outstanding. In addition, as of April 30, 2026, there were 109,352,921 Class B exchangeable limited partnership units of Restaurant Brands International Limited Partnership which are exchangeable, on a one for one basis, into common shares of the Registrant.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data, Unaudited)

	As of
	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,012	$1,163
Accounts and notes receivable, net of allowance of $37 and $54, respectively	767	794
Inventories, net	203	205
Prepaids and other current assets	172	179
Assets held for sale - discontinued operations	—	489
Total current assets	2,154	2,830
Property and equipment, net of accumulated depreciation and amortization of $1,273 and $1,245, respectively	2,261	2,303
Operating lease assets, net	1,972	1,961
Intangible assets, net	11,079	11,190
Goodwill	6,251	6,306
Other assets, net	1,163	1,025
Total assets	$24,880	$25,615
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$813	$866
Other accrued liabilities	1,099	1,271
Gift card liability	191	249
Current portion of long-term debt and finance leases	75	68
Liabilities held for sale - discontinued operations	—	437
Total current liabilities	2,178	2,891
Long-term debt, net of current portion	13,228	13,250
Finance leases, net of current portion	253	261
Operating lease liabilities, net of current portion	1,916	1,900
Other liabilities, net	931	1,034
Deferred income taxes, net	1,083	1,120
Total liabilities	19,589	20,456
Shareholders’ equity:
Common shares, no par value; Unlimited shares authorized at March 31, 2026 and December 31, 2025; 347,325,114 shares issued and outstanding at March 31, 2026; 346,323,165 shares issued and outstanding at December 31, 2025	2,902	2,859
Retained earnings	1,903	1,795
Accumulated other comprehensive income (loss)	(1,062)	(1,020)
Total Restaurant Brands International Inc. shareholders’ equity	3,743	3,634
Noncontrolling interests	1,548	1,525
Total shareholders’ equity	5,291	5,159
Total liabilities and shareholders’ equity	$24,880	$25,615
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data, Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Supply chain sales	$686	$611
Company restaurant sales	559	558
Franchise and property revenues	722	663
Advertising revenues and other services	297	277
Total revenues	2,264	2,109
Operating costs and expenses:
Supply chain cost of sales	564	496
Company restaurant expenses	477	468
Franchise and property expenses	119	130
Advertising expenses and other services	341	311
General and administrative expenses	180	191
(Income) loss from equity method investments	(2)	(5)
Other operating expenses (income), net	(21)	83
Total operating costs and expenses	1,658	1,674
Income from operations	606	435
Interest expense, net	123	130
Income from continuing operations before income taxes	483	305
Income tax expense from continuing operations	38	82
Net income from continuing operations	445	223
Net loss from discontinued operations (net of tax of $0)	—	2
Net income	445	221
Net income attributable to noncontrolling interests (Note 11)	107	62
Net income attributable to common shareholders	$338	$159

Earnings per common share (Note 2)
Basic net income per share from continuing operations	$0.98	$0.49
Basic net loss per share from discontinued operations	$—	$0.00
Basic net income per share	$0.98	$0.49

Diluted net income per share from continuing operations	$0.97	$0.49
Diluted net loss per share from discontinued operations	$—	$0.00
Diluted net income per share	$0.97	$0.49

Weighted average shares outstanding (in millions):
Basic	347	326
Diluted	459	456
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars, Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$445	$221

Foreign currency translation adjustment	(164)	102
Net change in fair value of net investment hedges, net of tax of $3 and $(12)	104	(75)
Net change in fair value of cash flow hedges, net of tax of $(8) and $11	23	(30)
Amounts reclassified to earnings of cash flow hedges, net of tax of $5 and $8	(14)	(21)
Gain (loss) recognized on other, net of tax of $1 and $0	(4)	(1)
Other comprehensive income (loss)	(55)	(25)
Comprehensive income (loss)	390	196
Comprehensive income (loss) attributable to noncontrolling interests	94	55
Comprehensive income (loss) attributable to common shareholders	$296	$141

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(In millions of U.S. dollars, except shares and per share data, Unaudited)

	Issued Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balances at December 31, 2025	346,323,165	$2,859	$1,795	$(1,020)	$1,525	$5,159
Stock option exercises	485,617	28	—	—	—	28
Share-based compensation	—	31	—	—	—	31
Issuance of shares	954,481	14	—	—	—	14
Dividends declared ($0.65 per share)	—	—	(226)	—	—	(226)
Dividend equivalents declared on restricted stock units	—	4	(4)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.65 per unit)	—	—	—	—	(71)	(71)
Exchange of Partnership exchangeable units for RBI common shares	3,624	—	—	—	—	—
Repurchase of common shares	(441,773)	(34)	—	—	—	(34)
Net income	—	—	338	—	107	445
Other comprehensive income (loss)	—	—	—	(42)	(13)	(55)
Balances at March 31, 2026	347,325,114	$2,902	$1,903	$(1,062)	$1,548	$5,291

	Issued Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balances at December 31, 2024	324,426,589	$2,357	$1,860	$(1,107)	$1,733	$4,843
Stock option exercises	221,007	13	—	—	—	13
Share-based compensation	—	44	—	—	—	44
Issuance of shares	2,926,103	10	—	—	—	10
Dividends declared ($0.62 per share)	—	—	(203)	—	—	(203)
Dividend equivalents declared on restricted stock units	—	5	(5)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.62 per unit)	—	—	—	—	(79)	(79)
Exchange of Partnership exchangeable units for RBI common shares	55,462	1	—	—	(1)	—
Net income	—	—	159	—	62	221
Other comprehensive income (loss)	—	—	—	(18)	(7)	(25)
Balances at March 31, 2025	327,629,161	$2,430	$1,811	$(1,125)	$1,708	$4,824
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
 (In millions of U.S. dollars, Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$445	$221
Net loss from discontinued operations	—	2
Net income from continuing operations	445	223
Depreciation and amortization	78	71
Amortization of deferred financing costs and debt issuance discount	6	6
(Income) loss from equity method investments	(2)	(5)
(Gain) loss on remeasurement of foreign denominated transactions	(30)	75
Net (gains) losses on derivatives	(41)	(51)
Share-based compensation and non-cash incentive compensation expense	35	48
Deferred income taxes	(49)	15
Other non-cash adjustments, net	(11)	11
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	30	15
Inventories and prepaids and other current assets	(5)	(39)
Accounts and drafts payable	(42)	(51)
Other accrued liabilities and gift card liability	(176)	(187)
Tenant inducements paid to franchisees	(8)	(6)
Changes in other long-term assets and liabilities	(3)	(7)
Net cash provided by operating activities from continuing operations	227	118
Cash flows from investing activities:
Payments for additions of property and equipment	(58)	(64)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	21	10
Net payments for acquisition of franchised restaurants, net of cash acquired	—	(151)
Settlement/sale of derivatives, net	16	21
Other investing activities, net	(12)	—
Net cash used for investing activities from continuing operations	(33)	(184)
Cash flows from financing activities:
Repayments of long-term debt and finance leases	(28)	(33)
Payment of common share dividends and Partnership exchangeable unit distributions	(283)	(262)
Repurchase of common shares	(32)	—
Proceeds from stock option exercises	28	13
Proceeds from derivatives	10	17
Other financing activities, net	(1)	—
Net cash used for financing activities from continuing operations	(306)	(265)
Net cash used for discontinued operations	(27)	(26)
Effect of exchange rates on cash and cash equivalents	(3)	3
(Decrease) increase in cash and cash equivalents, including cash classified as assets held for sale - discontinued operations	(142)	(354)
Increase in cash classified as assets held for sale - discontinued operations	(9)	(81)
(Decrease) increase in cash and cash equivalents	(151)	(435)
Cash and cash equivalents at beginning of period	1,163	1,334
Cash and cash equivalents at end of period	$1,012	$899
Supplemental cash flow disclosures:
Interest paid	$137	$153
Income taxes paid, net	$137	$190
Accruals for additions of property and equipment	$28	$18
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Organization
Restaurant Brands International Inc. (the “Company,” “RBI,” “we,” “us,” or “our”) is a Canadian corporation that serves as the sole general partner of Restaurant Brands International Limited Partnership (“Partnership”). We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons”), fast food hamburgers principally under the Burger King® brand (“Burger King”), chicken under the Popeyes® brand (“Popeyes”), and sandwiches under the Firehouse Subs® brand (“Firehouse”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of March 31, 2026, we franchised or owned 6,203 Tim Hortons restaurants, 19,851 Burger King restaurants, 5,420 Popeyes restaurants, and 1,511 Firehouse Subs restaurants, for a total of 32,985 restaurants, and operate in more than 120 countries and territories. As of March 31, 2026, over 95% of current system-wide restaurants are franchised.
All references to “$” or “dollars” are to the currency of the United States unless otherwise indicated. All references to “Canadian dollars” or “C$” are to the currency of Canada unless otherwise indicated.
Basis of Presentation and Consolidation
We have prepared the accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC and Canadian securities regulatory authorities on February 20, 2026.
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

New Accounting Pronouncements
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
The following table summarizes the basic and diluted earnings per share calculations (in millions, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income from continuing operations attributable to common shareholders - basic	$338	$160
Add: Net income from continuing operations attributable to noncontrolling interests	107	63
Net income from continuing operations available to common shareholders and noncontrolling interests - diluted	$445	$223

Net loss from discontinued operations	$—	$2

Net income attributable to common shareholders - basic	$338	$159
Add: Net income attributable to noncontrolling interests	107	62
Net income available to common shareholders and noncontrolling interests - diluted	$445	$221

Denominator:
Weighted average common shares - basic	347	326
Exchange of noncontrolling interests for common shares (Note 11)	109	127
Effect of other dilutive securities	3	3
Weighted average common shares - diluted	459	456

Basic net income per share from continuing operations (a)	$0.98	$0.49
Basic net loss per share from discontinued operations (a)	$—	$0.00
Basic net income per share (a)	$0.98	$0.49

Diluted net income per share from continuing operations (a)	$0.97	$0.49
Diluted net loss per share from discontinued operations (a)	$—	$0.00
Diluted net income per share (a)	$0.97	$0.49

Anti-dilutive securities outstanding	1	5
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
3.Popeyes Louisiana Kitchen – Operations of our Popeyes brand in the U.S. and Canada (“PLK”);
4.Firehouse Subs – Operations of our Firehouse Subs brand in the U.S. and Canada (“FHS”);
5.International – Operations of each of our brands outside the U.S. and Canada, excluding results of restaurants acquired as part of our acquisition of Popeyes China (“PLK China”) (“PLK China Acquisition”) and Firehouse Subs Brazil (“FHS Brazil”) restaurants (“INTL”); and
6.Restaurant Holdings – Operations of Burger King restaurants acquired as part of the Carrols Acquisition and the operations of PLK China and FHS Brazil restaurants (“RH”).
Following the establishment of a joint venture with CPE Alder Investment Limited with respect to the operations of BK China (the “BK China JV”), during the first quarter of 2026, we resumed recognizing franchise revenue from the BK China JV within our INTL segment. See Note 5, BK China, for additional information.
Our measure of segment income is Adjusted Operating Income. Our chief operating decision maker uses Adjusted Operating Income (i) in the budgeting process and in periodic reviews of segment performance by comparing variances in actual segment income results to budget and (ii) during the annual budgeting process to make capital allocation decisions, including allocating resources to segments.
Adjusted Operating Income represents income from operations adjusted to exclude (i) franchise agreement and reacquired franchise right intangible asset amortization as a result of acquisition accounting, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net, and (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expenses, consisting primarily of professional fees, compensation-related expenses, and integration costs, incurred in connection with (a) the Carrols Acquisition, the PLK China Acquisition, and the BK China Acquisition and (b) the anticipated refranchising of restaurants held in the RH segment, primarily those acquired in the Carrols Acquisition, in connection with the sunset of the RH segment announced in February 2026 (“RH and BK China Transaction costs”); and (ii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements as well as services related to significant tax reform legislation and regulations (“Corporate restructuring and advisory fees”).
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

	Three Months Ended March 31, 2026
	TH	BK	PLK	FHS	INTL	RH	ELIM	Total
Revenues from external customers	$997	$317	$190	$60	$253	$448	$—	$2,264
Intersegment revenues (a)	—	48	—	—	—	—	(48)	—
Total revenues	$997	$365	$190	$60	$254	$448	$(48)	$2,264

Operating costs and expenses:
Supply chain cost of sales	$564	$—	$—	$—	$—	$—	$—	$564
Company restaurant expenses (b)	9	43	38	10	—	401	(24)	477
Segment F&P expenses	82	34	3	2	(14)	—	(4)	103
Advertising expenses and other services	82	141	74	21	21	23	(21)	341
Segment G&A	34	32	18	13	51	24	—	173
Adjustments:
Cash distributions received from equity method investments	3	—	—	—	—	—	—	3
Adjusted Operating Income (Loss)	$229	$115	$57	$14	$196	$(1)	$—	$610

Additional segment information:
Depreciation and amortization	$27	$12	$4	$1	$7	$27	$—	$78
(Income) loss from equity method investments	$(3)	$—	$—	$—	$1	$—	$—	$(2)
Capital expenditures	$5	$5	$3	$1	$2	$16	$—	$32
(a)Consists of BK and INTL royalties, property, advertising, and other services revenues from intersegment transactions with RH.
(b)The components of Company restaurant expenses for our RH segment are included below.

	Three Months Ended March 31, 2025
	TH	BK	PLK	FHS	INTL	RH	ELIM	Total
Revenues from external customers	$903	$308	$194	$54	$218	$432	$—	$2,109
Intersegment revenues (a)	—	48	—	—	—	—	(48)	—
Total revenues	$903	$356	$194	$54	$218	$432	$(48)	$2,109

Operating costs and expenses:
Supply chain cost of sales	$496	$—	$—	$—	$—	$—	$—	$496
Company restaurant expenses (b)	9	55	39	9	—	379	(23)	468
Segment F&P expenses	78	31	2	2	5	—	(4)	114
Advertising expenses and other services	66	132	72	17	23	21	(20)	311
Segment G&A	37	36	21	14	52	24	—	184
Adjustments:
Cash distributions received from equity method investments	3	—	—	—	—	—	—	3
Adjusted Operating Income	$220	$103	$60	$11	$138	$7	$—	$539

Additional segment information:
Depreciation and amortization	$27	$13	$3	$1	$7	$20	$—	$71
(Income) loss from equity method investments	$(3)	$—	$—	$—	$(2)	$—	$—	$(5)
Capital expenditures	$5	$5	$2	$1	$2	$16	$—	$31

The following table presents the components of Company restaurant expenses for our RH segment (in millions):

	Three Months Ended March 31,
	2026	2025
Company restaurant expenses for RH segment
Food, beverage, and packaging costs	$133	$121
Restaurant wages and related expenses	146	145
Restaurant occupancy expense and other	122	113
Total	$401	$379
The following tables present revenues by country (in millions):

	Three Months Ended March 31,
	2026	2025
Revenues by country (c):
United States	$1,099	$1,073
Canada	902	815
Other	263	221
Total	$2,264	$2,109
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
Adjusted Operating Income is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. A reconciliation of Income from operations to Adjusted Operating Income consists of the following (in millions):

	Three Months Ended March 31,
	2026	2025
Income from operations	$606	$435
Franchise agreement and reacquired franchise rights amortization	16	16
RH and BK China Transaction costs	6	6
Corporate restructuring and advisory fees	2	1
Impact of equity method investments (a)	1	(2)
Other operating expenses (income), net	(21)	83
Adjusted Operating Income	$610	$539
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 4. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized franchise fees and upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities on a consolidated basis between December 31, 2025 and March 31, 2026 (in millions):

Balance at December 31, 2025	$517
Recognized during period and included in the contract liability balance at the beginning of the year	(16)
Increase, excluding amounts recognized as revenue during the period	5
Impact of foreign currency translation	(3)
Balance at March 31, 2026	$503
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) on a consolidated basis as of March 31, 2026 (in millions):

Remainder of 2026	$40
2027	51
2028	48
2029	45
2030	43
Thereafter	276
Total	$503
Disaggregation of Total Revenues
The following tables disaggregate revenue by segment (in millions). Totals in the following tables may not calculate exactly due to rounding.

	Three Months Ended March 31, 2026
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$686	$—	$—	$—	$—	$—	$—	$686
Company restaurant sales	10	46	44	12	—	448	—	559
Royalties	78	120	68	20	222	—	(20)	488
Property revenues	146	56	3	—	—	—	(7)	198
Franchise fees and other revenue	9	2	3	9	12	—	—	36
Advertising revenues and other services	69	140	72	20	18	—	(21)	297
Total revenues	$997	$365	$190	$60	$254	$448	$(48)	$2,264
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

Note 5. BK China
On February 14, 2025, we acquired substantially all of the remaining equity interests in Pangaea Foods (China) Holdings Ltd. (“BK China”) for approximately $151 million in an all-cash transaction funded by cash on hand (the “BK China Acquisition”). Following the acquisition, we ceased accounting for our interest in BK China as an equity method investment and ceased recognition of franchise revenue. We determined the criteria for classification as held for sale were met on the acquisition date and presented the financial position and results of operations of BK China as discontinued operations in our consolidated financial statements beginning on the date of acquisition.
On January 30, 2026, we established the BK China JV with CPE Alder Investment Limited, a fund managed by CPE (“CPE”). As a result, we hold an approximately 17% equity interest in the BK China JV and hold a seat on its Board of Directors. Upon establishment of the joint venture, we deconsolidated BK China and began accounting for our interest in the BK China JV under the equity method of accounting (see Note 6, Equity Method Investments) and resumed recognizing franchise revenue from the BK China JV in our INTL segment.
Net cash provided by (used for) discontinued operations consists of the following (in millions):

	Three Months Ended March 31,
	2026	2025
Cash flows from discontinued operations:
Net cash used for operating activities from discontinued operations	$(9)	$(15)
Net cash used for investing activities from discontinued operations	(3)	—
Net cash used for financing activities from discontinued operations	(15)	(11)
Net cash used for discontinued operations	$(27)	$(26)

Note 6. Equity Method Investments
As discussed in Note 5, BK China, upon closing of the transaction on January 30, 2026, we recorded an investment in the BK China JV of $66 million and we began accounting for our interest in the BK China JV under the equity method of accounting.
The aggregate carrying amounts of our equity method investments were $196 million and $111 million as of March 31, 2026 and December 31, 2025, respectively, and are included as a component of Other assets, net in our accompanying condensed consolidated balance sheets.
The aggregate market value of our 4.1% equity interest in TH International Limited (“Tims China”) based on the quoted market price on March 31, 2026 was approximately $3 million. No quoted market prices are available for our other equity method investments.
We have equity interests in entities that own or franchise Tim Hortons, Burger King, and Popeyes restaurants. Revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest, consist of the following (in millions):

	Three Months Ended March 31,
	2026	2025
Revenues from affiliates:
Royalties	$87	$75
Advertising revenues and other services	3	2
Franchise fees and other revenue	3	3
Supply chain sales	4	4
Total	$97	$84
At March 31, 2026 and December 31, 2025, we had $34 million and $41 million, respectively, of accounts receivable, net from our equity method investments which were recorded in Accounts and notes receivable, net in our condensed consolidated balance sheets.
With respect to our Tim Hortons business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $3 million during each of the three months ended March 31, 2026 and 2025.
Associated with the TIMWEN Partnership, we recognized $5 million and $4 million of rent expense during the three months ended March 31, 2026 and 2025, respectively.
(Income) loss from equity method investments reflects our share of investee net income or loss as well as gains or losses from changes in our ownership interests in equity investees.
During 2024 and 2025, Tims China issued us convertible notes with an aggregate principal amount of $58 million due September 30, 2029, which are included within Other assets, net in the condensed consolidated balance sheets as of March 31, 2026.

Note 7. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	March 31, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$727	$(418)	$309	$732	$(413)	$319
Reacquired franchise rights	362	(64)	298	368	(56)	312
Favorable leases	63	(46)	17	63	(46)	17
Subtotal	1,152	(528)	624	1,163	(515)	648
Indefinite-lived intangible assets:
Tim Hortons brand	$6,148	$—	$6,148	$6,224	$—	$6,224
Burger King brand	2,136	—	2,136	2,147	—	2,147
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Firehouse Subs brand	816	—	816	816	—	816
Subtotal	10,455	—	10,455	10,542	—	10,542
Intangible assets, net			$11,079			$11,190

Goodwill:
TH segment	$3,949			$3,995
BK segment	358			358
PLK segment	844			844
FHS segment	194			194
INTL segment	542			545
RH segment	364			370
Total	$6,251			$6,306
Amortization expense on intangible assets totaled $17 million for the three months ended March 31, 2026 and 2025. Additionally, the change in intangible asset and goodwill balances reflects the impact of foreign currency translation during the three months ended March 31, 2026.

Note 8. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and Other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	March 31, 2026	December 31, 2025
Current:
Dividend payable	$297	$283
Interest payable	96	69
Accrued compensation and benefits	98	155
Taxes payable	114	188
Deferred income	89	77
Accrued advertising expenses	37	44
Restructuring and other provisions	25	25
Current portion of operating lease liabilities	211	200
Other	132	230
Other accrued liabilities	$1,099	$1,271
Noncurrent:
Taxes payable	$80	$77
Contract liabilities	503	517
Derivative liabilities	191	290
Unfavorable leases	23	25
Accrued pension	24	23
Deferred income	47	45
Other	63	57
Other liabilities, net	$931	$1,034
Note 9. Long-Term Debt
Long-term debt consists of the following (in millions):

			As of
	Maturity Date	Interest Rate (a)	March 31, 2026	December 31, 2025
Term Loan B	Sep 21, 2030	5.418%	$4,467	$4,479
Term Loan A	Sep 21, 2028	4.668%	1,235	1,243
First Lien Senior Notes	Jan 15, 2028	3.875%	1,550	1,550
First Lien Senior Notes	Feb 15, 2029	3.500%	750	750
First Lien Senior Notes	Jun 15, 2029	6.125%	1,200	1,200
First Lien Senior Notes	Sep 15, 2029	5.625%	500	500
Second Lien Senior Notes	Jan 15, 2028	4.375%	750	750
Second Lien Senior Notes	Oct 15, 2030	4.000%	2,900	2,900
Less: unamortized deferred financing costs and deferred issuance discount			(84)	(90)
Total debt, net			13,268	13,282
Less: current maturities of debt			(40)	(32)
Total long-term debt			$13,228	$13,250
(a)Represents the interest rate on Term Loan B and Term Loan A as of March 31, 2026.

Revolving Credit Facility
As of March 31, 2026, we had no amounts outstanding under our Revolving Credit Facility, had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability under our Revolving Credit Facility was $1,248 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or equity repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
Restrictions and Covenants
As of March 31, 2026, we were in compliance with all applicable financial debt covenants under our senior secured term loan A and B facilities and Revolving Credit Facility (together the “Credit Facilities”), and the indentures governing our 3.875% First Lien Senior Notes due 2028, 3.50% First Lien Senior Notes due 2029, 6.125% First Lien Senior Notes due 2029, 5.625% First Lien Senior Notes due 2029, 4.375% Second Lien Senior Notes due 2028, and 4.00% Second Lien Senior Notes due 2030 (together, the “Senior Notes”).
Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of
	March 31, 2026	December 31, 2025
Fair value of our variable term debt and senior notes	$13,116	$13,266
Principal carrying amount of our variable term debt and senior notes	13,352	13,372
Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended March 31,
	2026	2025
Debt (a)	$119	$127
Finance lease obligations	4	5
Amortization of deferred financing costs and debt issuance discount	6	6
Interest income	(6)	(8)
Interest expense, net	$123	$130
(a)Amount includes $20 million and $26 million benefit during the three months ended March 31, 2026 and 2025, respectively, related to our interest rate swaps. Amount includes $22 million benefit during the three months ended March 31, 2026 and 2025, related to the quarterly net settlements of our cross-currency rate swaps and amortization of the Excluded Component as defined in Note 10, Derivative Instruments.

Note 10. Derivative Instruments
Disclosures about Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges and derivatives designated as net investment hedges. We use derivatives to manage our exposure to fluctuations in interest rates and currency exchange rates.
Interest Rate Swaps
At March 31, 2026, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our senior secured term loan A & B facilities (the “Term Loan A” and together with the “Term Loan B,” the “Term Loan Facilities”), including any subsequent refinancing or replacement of the Term Loan Facilities, beginning August 31, 2021 through the termination date of October 31, 2028. Additionally, at March 31, 2026, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI, net of tax, and reclassified into interest expense during the period in which the hedged forecasted transaction affects earnings.
At March 31, 2026, the net amount of pre-tax gains that we expect to be reclassified from AOCI into interest expense within the next 12 months is $66 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At March 31, 2026, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates is economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At March 31, 2026, we had outstanding cross-currency rate swaps from which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $5,700 million to partially hedge the net investment in our Canadian subsidiaries. In November 2024, we restructured $5,000 million of cross-currency rate swaps, of which $1,950 million have a maturity of September 30, 2028, $1,400 million have a maturity of October 31, 2029 and $1,650 million have a maturity of October 31, 2030. The restructure resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, in November 2024 we entered into cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $700 million through the maturity date of October 31, 2027. At inception, these cross-currency rate swaps were designated and continue to be hedges and are accounted for as net investment hedges.
At March 31, 2026, we had outstanding cross-currency rate swap contracts between the euro and U.S. dollar from which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $2,750 million, of which $1,400 million were entered during 2023 and have a maturity date of October 31, 2026, $1,200 million were entered during 2023 and have a maturity date of November 30, 2028, and $150 million were entered during 2021 and have a maturity date of October 31, 2028. At inception, these cross-currency rate swaps were designated and continue to be hedges and are accounted for as net investment hedges.
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

Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons’ operations. At March 31, 2026, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $220 million with maturities to May 17, 2027. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2026	2025
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$26	$(41)
Forward-currency contracts	$5	$—
Derivatives designated as net investment hedges
Cross-currency rate swaps	$101	$(63)
(1) We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended March 31,
		2026	2025
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$20	$26
Forward-currency contracts	Supply chain cost of sales	$(1)	$3

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended March 31,
		2026	2025
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$22	$22

	Fair Value as of
	March 31, 2026	December 31, 2025	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest rate	$74	$58	Other assets, net
Interest rate	6	8	Prepaids and other current assets
Foreign currency	3	—	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	10	—	Other assets, net
Total assets at fair value	$93	$66

Liabilities:
Derivatives designated as cash flow hedges
Foreign currency	$—	$3	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	191	290	Other liabilities, net
Total liabilities at fair value	$191	$293

Note 11. Shareholders’ Equity
Noncontrolling Interests
The holders of Partnership exchangeable units held an economic interest of approximately 24.0% and 24.0% in Partnership common equity through the ownership of 109,352,921 and 109,356,545 Partnership exchangeable units as of March 31, 2026 and December 31, 2025, respectively.
Pursuant to exchange notices received, Partnership exchanged 3,624 Partnership exchangeable units during the three months ended March 31, 2026. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares and each such Partnership exchangeable unit was cancelled concurrently with the exchange. The exchanges represented increases in our ownership interest in Partnership and were accounted for as equity transactions, with no gain or loss recorded in the accompanying condensed consolidated statements of operations.
Share Repurchases
On August 6, 2025, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $1,000 million of our common shares from September 15, 2025 through September 30, 2027. For the three months ended March 31, 2026, we repurchased 463,442 of our common shares for $34 million. Of these repurchases, 21,669 had not yet settled as of March 31, 2026 and therefore were not cancelled at that date. Share repurchases are cancelled upon settlement. As of March 31, 2026, we had $966 million remaining under the new share repurchase authorization.

Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025	$358	$(18)	$(1,360)	$(1,020)
Foreign currency translation adjustment	—	—	(164)	(164)
Net change in fair value of derivatives, net of tax	127	—	—	127
Amounts reclassified to earnings of cash flow hedges, net of tax	(14)	—	—	(14)
Gain (loss) recognized on other, net of tax	—	(4)	—	(4)
Amounts attributable to noncontrolling interests	(27)	1	39	13
Balance at March 31, 2026	$444	$(21)	$(1,485)	$(1,062)
Note 12. Leases
Property revenues consist primarily of lease income from operating leases and earned income on direct financing leases and sales-type leases with franchisees as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Lease income - operating leases
Minimum lease payments	$97	$87
Variable lease payments	100	97
Subtotal - lease income from operating leases	197	184
Earned income on direct financing and sales-type leases	1	1
Total property revenues	$198	$185
Note 13. Income Taxes
Our effective tax rate was 7.9% for the three months ended March 31, 2026. The effective tax rate during this period was favorably impacted by a discrete tax benefit resulting from the revaluation of deferred tax liabilities in connection with an intra-group reorganization completed during the quarter.
Our effective tax rate was 26.9% for the three months ended March 31, 2025. The effective tax rate during this period includes the impact of the Administrative Guidance recently issued by the Organization for Economic Cooperation and Development (“OECD”), partially offset by the mix of income from multiple tax jurisdictions and internal financing arrangements.
Subsequent to March 31, 2026, we completed another intra-group reorganization and expect to record an additional discrete income tax benefit of approximately $170 million in the quarter ending June 30, 2026. The reorganization is expected to have a favorable impact to the full year effective tax rate. As the transaction was completed after the balance sheet date, its impact has not been reflected in the condensed consolidated financial statements as of and for the three months ended March 31, 2026.

Note 14. Other Operating Expenses (Income), net
Other operating expenses (income), net consists of the following (in millions):

	Three Months Ended March 31,
	2026	2025
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$—	$2
Litigation settlements (gains) and reserves, net	4	3
Net losses (gains) on foreign exchange	(30)	75
Other, net	5	3
Other operating expenses (income), net	$(21)	$83
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
Note 15. Commitments and Contingencies
Litigation
We are involved in legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.
Burger King Company, and various affiliates, including RBI, are defendants in a class action lawsuit brought by former Burger King employees in the U.S. District Court for the Southern District of Florida. The lawsuit alleges that the defendants violated Section 1 of the Sherman Act by incorporating an employee no-solicitation and no-hiring clause in the Burger King standard form franchise agreement. Each plaintiff seeks injunctive relief and damages for each member of the class. In March 2020, the court granted the defendants’ motion to dismiss for failure to state a claim, but in August 2022 the decision was reversed on appeal and remanded for further proceedings. In April 2025, the plaintiffs filed an amended complaint, and in May 2025, the defendants filed an answer. In March 2026, a court-ordered mediation between the parties resulted in an impasse. While we intend to vigorously defend against these claims, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
In October 2024, purported former shareholders of Carrols filed a complaint in the Delaware Court of Chancery against RBI and two individual directors of Carrols. The complaint arises from the Carrols Acquisition and alleges that RBI coerced Carrols into the transaction, that the two directors failed to disclose that their interest differed from the interests of other Carrols shareholders, and that the two directors were not independent from RBI. The complaint also includes claims for breach of fiduciary duty and unjust enrichment by RBI. The plaintiffs seek equitable relief, damages and fees and expenses. In July 2025, the court denied RBI’s motion to dismiss, and in October 2025, RBI filed its answer and affirmative defense to the plaintiff’s amended complaint. The court has set a trial date for early 2027, though the date is subject to change. We intend to vigorously defend these claims, however, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.

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
Our confirmed outstanding obligations under the SCF program at March 31, 2026 and December 31, 2025 totaled $50 million and $38 million, respectively, and are classified as Accounts and drafts payable in our condensed consolidated balance sheets. All activity related to the obligations is classified as Supply chain cost of sales in our condensed consolidated statements of operations and presented within cash flows from operating activities in our condensed consolidated statements of cash flows.

Note 17. Subsequent Events
Dividends
On April 2, 2026, we paid a cash dividend of $0.65 per common share to common shareholders of record on March 19, 2026. On such date, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.65 per exchangeable unit to holders of record on March 19, 2026.
Subsequent to March 31, 2026, our board of directors declared a cash dividend of $0.65 per common share, which will be paid on July 7, 2026 to common shareholders of record on June 23, 2026. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.65 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
Share Repurchases
Subsequent to March 31, 2026 through April 30, 2026, we repurchased 337,204 of our common shares for $26 million and as of April 30, 2026 had $940 million remaining under the share repurchase authorization.

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
Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with nearly $48 billion in annual system-wide sales and roughly 33,000 restaurants, over 95% of which are franchised, in more than 120 countries and territories as of March 31, 2026. We own and franchise four iconic brands, Tim Hortons®, Burger King®, Popeyes®, and Firehouse Subs®. Our brands have complementary daypart mixes and product platforms that benefit from global scale and the sharing of best practices while preserving the independence and rich heritage of each brand.
We have six operating and reportable segments, including four franchisor segments for our Tim Hortons, Burger King, Popeyes, and Firehouse Subs brands in the U.S. and Canada (“TH”, “BK”, “PLK”, and “FHS”, respectively) and a fifth franchisor segment for all of our brands in the rest of the world (“INTL”). Additionally, we have a sixth operating and reportable segment, Restaurant Holdings (“RH”), which includes the operations of Burger King restaurants acquired as part of our acquisition of Carrols Restaurant Group Inc. (the “Carrols Acquisition”), as well as our acquisition of Popeyes China (“PLK China”) (“PLK China Acquisition”) and Firehouse Subs Brazil (“FHS Brazil”) restaurants.
RBI maintains the franchisor dynamics in its TH, BK, PLK, FHS, and INTL segments (“five franchisor segments”) to report results consistent with how the business will be managed long-term. This approach reflects RBI’s intent to refranchise the vast majority of the Carrols Burger King restaurants and to find new partners for PLK China and FHS Brazil and sunset the RH segment. RH results include Company restaurant sales and expenses, including expenses associated with royalties, rent, and advertising. These expenses are recognized, as applicable, as revenues in the respective franchisor segments (BK for the Carrols Burger King restaurants and INTL for PLK China and FHS Brazil restaurants) and eliminated upon consolidation.
Adjusted Operating Income represents our measure of segment income for each of our reportable segments and is used by management to measure operating performance. See Note 3, “Segment Reporting” of the Financial Statements for additional information about our operating and reportable segments and our measure of segment income.
On February 14, 2025, we acquired substantially all the remaining equity interests in Pangaea Foods (China) Holdings Ltd. (“BK China”) from our former joint venture partners (“the BK China Acquisition”). Following the acquisition, we ceased accounting for our interest in BK China as an equity method investment and ceased recognition of franchise revenue. BK China met the criteria to be classified as held for sale and was reported as discontinued operations. On January 30, 2026, we established a joint venture with CPE Alder Investment Limited, a fund managed by CPE (“CPE”), with respect to the operations of BK China (the “BK China JV”). CPE invested $350 million of primary capital into the BK China JV, which resulted in CPE owning approximately 83% of the BK China JV, while we own approximately 17% and hold a seat on its Board of Directors. Following CPE's investment in the BK China JV, we deconsolidated BK China, began accounting for our interest in the BK China JV under the equity method of accounting, and resumed recognizing franchise revenue, primarily related to royalties, from the BK China JV within our INTL segment. See Note 5, “BK China” of the Financial Statements and Note 6, “Equity Method Investments” of the Financial Statements for additional information.

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

	Three Months Ended March 31,
Consolidated Key Operating Metrics	2026	2025
System-wide Sales Growth (a)	6.2%	2.8%
System-wide Sales (in US$ millions) (a)	$11,510	$10,496
Comparable Sales	3.2%	0.1%
Net Restaurant Growth	2.6%	3.3%
System Restaurant Count at Period End	32,985	32,149
(a)System-wide sales growth is calculated on a constant currency basis and therefore will not recalculate to the percentage change in system-wide sales, which is reported on a nominal basis.

Results of Operations for the Three Months Ended March 31, 2026 and 2025
Tabular amounts in millions of U.S. dollars unless noted otherwise. Totals, variances, and percentage changes may not calculate exactly due to rounding.

Consolidated	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2026	2025	Favorable / (Unfavorable)
Revenues:
Supply chain sales	$686	$611	$75	$24	$51
Company restaurant sales	559	558	1	—	1
Franchise and property revenues	722	663	59	23	36
Advertising revenues and other services	297	277	20	5	15
Total revenues	2,264	2,109	155	52	103
Operating costs and expenses:
Supply chain cost of sales	564	496	(68)	(20)	(48)
Company restaurant expenses	477	468	(9)	—	(9)
Franchise and property expenses	119	130	11	(4)	15
Advertising expenses and other services	341	311	(30)	(5)	(25)
General and administrative expenses	180	191	11	(5)	16
(Income) loss from equity method investments	(2)	(5)	(3)	—	(3)
Other operating expenses (income), net	(21)	83	104	(6)	110
Total operating costs and expenses	1,658	1,674	16	(40)	56
Income from operations	606	435	171	12	159
Interest expense, net	123	130	7	—	7
Income from continuing operations before income taxes	483	305	178	12	166
Income tax expense from continuing operations	38	82	44	(1)	45
Net income from continuing operations	445	223	222	11	211
Net loss from discontinued operations (net of tax of $0)	—	2	2	—	2
Net income	$445	$221	$224	$11	$213
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
During the three months ended March 31, 2026, the increase in Total revenues was primarily driven by higher Supply chain sales and increased system-wide sales across our INTL, BK, TH, and FHS franchisor segments. Results also reflect a favorable FX Impact.
During the three months ended March 31, 2026, the increase in Income from operations was primarily driven by a net gain on foreign exchange arising from remeasurement of foreign denominated assets and liabilities, primarily related to intercompany financing compared to a net loss in the prior year, as well as higher segment income across our INTL, BK, TH, and FHS franchisor segments.
During the three months ended March 31, 2026, the increase in Net income from continuing operations was primarily driven by an increase in Income from operations and a decrease in Income tax expense from continuing operations.

General and Administrative Expenses
Our general and administrative expenses were comprised of the following:

	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2026	2025	Favorable / (Unfavorable)
Segment G&A (b):
TH	$34	$37	$3	$(1)	$4
BK	32	36	3	—	3
PLK	18	21	4	—	4
FHS	13	14	1	—	1
INTL	51	52	1	(4)	5
RH	24	24	—	—	—
RH and BK China Transaction costs	6	6	—	—	—
Corporate restructuring and advisory fees	2	1	(1)	—	(1)
General and administrative expenses	$180	$191	$11	$(5)	$16
(b)Segment G&A excludes income/expenses from non-recurring projects and non-operating activities, such as RH and BK China Transaction costs, and Corporate restructuring and advisory fees (as defined below).
In connection with (a) the Carrols Acquisition, the PLK China Acquisition, and the BK China Acquisition and (b) the anticipated refranchising of restaurants held in the RH segment, primarily those acquired in the Carrols Acquisition, in connection with the sunset of the RH segment announced in February 2026, we incurred non-recurring fees and expenses, consisting primarily of professional fees, compensation-related expenses, and integration costs, all of which are classified as general and administrative expenses in the condensed consolidated statements of operations (“RH and BK China Transaction costs”). We expect to incur additional RH and BK China Transaction costs in 2026.
In connection with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movement within our structure, as well as services related to significant tax reform legislation and regulations, we incurred non-operating expenses primarily from professional advisory and consulting services (“Corporate restructuring and advisory fees”).
During the three months ended March 31, 2026, the decrease in general and administrative expenses was primarily driven by decreases in Segment G&A in our five franchisor segments primarily due to lower compensation-related expenses.

(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss, as well as gains or losses from changes in our ownership interests in equity investees.
The change in (income) loss from equity method investments reflects changes in earnings of our equity method investments during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Other Operating Expenses (Income), net
Our other operating expenses (income), net consisted of the following:

	Three Months Ended March 31,
	2026	2025
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$—	$2
Litigation settlements (gains) and reserves, net	4	3
Net losses (gains) on foreign exchange	(30)	75
Other, net	5	3
Other operating expenses (income), net	$(21)	$83
Net losses (gains) on disposal of assets, restaurant closures and refranchisings represent long-lived asset impairments, losses (gains) from asset write-offs and sales of properties, and costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
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
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended March 31,
	2026	2025
Interest expense, net	$123	$130
Weighted average interest rate on long-term debt	4.3%	4.4%
During the three months ended March 31, 2026, interest expense, net decreased primarily due to a decrease in long-term debt, driven by the voluntary repayment of a portion of Term Loan B during 2025.
Income Tax Expense from Continuing Operations
Our effective tax rate was 7.9% and 26.9% for the three months ended March 31, 2026 and 2025, respectively. The decrease in our effective tax rate was primarily due to a discrete tax benefit resulting from the revaluation of deferred tax liabilities in connection with an intra-group reorganization completed during the quarter. Subsequent to March 31, 2026, we completed another intra-group reorganization and expect to record an additional discrete income tax benefit of approximately $170 million in the quarter ending June 30, 2026. The reorganizations are expected to have a favorable impact to the full year effective tax rate.

Segment Results of Operations for the Three Months Ended March 31, 2026 and 2025

TH Segment	Three Months Ended March 31,
	2026	2025

System-wide Sales Growth (a)	2.4%	0.0%
System-wide Sales (a)	$1,738	$1,631
Comparable Sales	1.6%	(0.1)%
Comparable Sales - Canada	1.5%	0.1%
Net Restaurant Growth	1.0%	0.4%
System Restaurant Count at Period End	4,569	4,523
(a)System-wide sales growth is calculated on a constant currency basis and therefore will not recalculate to the percentage change in system-wide sales, which is reported on a nominal basis.

TH Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2026	2025	Favorable / (Unfavorable)
Revenues:
Supply chain sales	$686	$611	$75	$24	$51
Company restaurant sales	10	10	(1)	—	(1)
Franchise and property revenues	233	219	14	9	5
Advertising revenues and other services	69	64	5	3	2
Total revenues	997	903	93	36	57
Supply chain cost of sales	564	496	(68)	(20)	(48)
Company restaurant expenses	9	9	—	—	—
Segment F&P expenses	82	78	(4)	(3)	(1)
Advertising expenses and other services	82	66	(16)	(3)	(13)
Segment G&A	34	37	3	(1)	4
Adjustments:
Cash distributions received from equity method investments	3	3	—	—	—
Adjusted Operating Income	229	220	8	9	(1)
During the three months ended March 31, 2026, the increase in Total revenues was primarily driven by higher Supply chain sales due to increases in commodity prices and CPG net sales. Results also reflect a favorable FX Impact.
During the three months ended March 31, 2026, the increase in Adjusted Operating Income was primarily driven by a favorable FX impact. Excluding the FX impact, Adjusted Operating Income remained relatively flat, primarily reflecting the timing of marketing-related expenditures.

BK Segment	Three Months Ended March 31,
	2026	2025

System-wide Sales Growth	5.5%	(1.7)%
System-wide Sales	$2,853	$2,700
Comparable Sales	5.8%	(1.3)%
Comparable Sales - US	5.8%	(1.1)%
Net Restaurant Growth	(0.9)%	(1.1)%
System Restaurant Count at Period End	7,001	7,062

BK Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2026	2025	Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$46	$60	$(13)	$—	$(13)
Franchise and property revenues (a)	178	168	10	—	10
Advertising revenues and other services (b)	140	129	11	—	11
Total revenues	365	356	9	1	8
Company restaurant expenses	43	55	12	—	12
Segment F&P expenses	34	31	(2)	—	(2)
Advertising expenses and other services	141	132	(9)	—	(9)
Segment G&A	32	36	3	—	3
Adjusted Operating Income	115	103	12	—	12
(a)Franchise and property revenues include intersegment revenues with RH consisting of royalties and rent of $27 million during the three months ended March 31, 2026 and 2025, which are eliminated in consolidation.
(b)Advertising revenues and other services include intersegment revenues with RH consisting of advertising contributions and tech fees of $21 million and $20 million during the three months ended March 31, 2026 and 2025, respectively, which are eliminated in consolidation.
During the three months ended March 31, 2026, the increase in Total revenues was primarily driven by the increase in system-wide sales, partially offset by the net impact of refranchisings.
During the three months ended March 31, 2026, the increase in Adjusted Operating Income was primarily driven by the increase in system-wide sales and a decrease in Segment G&A primarily due to lower compensation-related expenses.

PLK Segment	Three Months Ended March 31,
	2026	2025

System-wide Sales Growth	(3.9)%	(2.4)%
System-wide Sales	$1,421	$1,475
Comparable Sales	(6.5)%	(4.0)%
Comparable Sales - US	(6.5)%	(4.0)%
Net Restaurant Growth	1.2%	3.0%
System Restaurant Count at Period End	3,559	3,516

PLK Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2026	2025	Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$44	$46	$(3)	$—	$(3)
Franchise and property revenues	74	78	(4)	—	(4)
Advertising revenues and other services	72	69	2	—	2
Total revenues	190	194	(4)	—	(4)
Company restaurant expenses	38	39	1	—	1
Segment F&P expenses	3	2	(1)	—	(1)
Advertising expenses and other services	74	72	(3)	—	(3)
Segment G&A	18	21	4	—	4
Adjusted Operating Income	57	60	(3)	—	(3)
During the three months ended March 31, 2026, the decrease in Total revenues was primarily driven by the decline in system-wide sales.
During the three months ended March 31, 2026, the decrease in Adjusted Operating Income was primarily driven by the decline in system-wide sales, partially offset by a decrease in Segment G&A primarily due to lower compensation-related expenses.

FHS Segment	Three Months Ended March 31,
	2026	2025

System-wide Sales Growth	7.2%	7.3%
System-wide Sales	$347	$322
Comparable Sales	(0.5)%	0.6%
Comparable Sales - US	0.3%	0.3%
Net Restaurant Growth	8.1%	5.9%
System Restaurant Count at Period End	1,461	1,352

FHS Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2026	2025	Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$12	$11	$1	$—	$1
Franchise and property revenues	28	26	2	—	2
Advertising revenues and other services	20	17	3	—	3
Total revenues	60	54	6	—	6
Company restaurant expenses	10	9	(1)	—	(1)
Segment F&P expenses	2	2	—	—	—
Advertising expenses and other services	21	17	(3)	—	(3)
Segment G&A	13	14	1	—	1
Adjusted Operating Income	14	11	3	—	3
During the three months ended March 31, 2026, the increase in Total revenues and Adjusted Operating Income was primarily driven by the increase in system-wide sales.

INTL Segment	Three Months Ended March 31,
	2026	2025

System-wide Sales Growth (a)	11.1%	8.6%
System-wide Sales (a)	$5,152	$4,368
Comparable Sales	5.7%	2.6%
Comparable Sales - INTL - Burger King	5.4%	2.7%
Net Restaurant Growth	4.5%	6.2%
System Restaurant Count at Period End	16,395	15,696
(a)System-wide sales growth is calculated on a constant currency basis and therefore will not recalculate to the percentage change in system-wide sales, which is reported on a nominal basis.

INTL Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2026	2025	Favorable / (Unfavorable)
Revenues:
Franchise and property revenues	$235	$199	$36	$13	$23
Advertising revenues and other services	18	18	—	2	(2)
Total revenues	254	218	36	15	21
Segment F&P expenses	(14)	5	19	—	19
Advertising expenses and other services	21	23	1	(2)	4
Segment G&A	51	52	1	(4)	5
Adjusted Operating Income	196	138	57	9	49
During the three months ended March 31, 2026, the increase in Total revenues was primarily driven by higher royalty revenues from Burger King and Popeyes restaurants resulting from the increase in system-wide sales, as well as the resumption of royalty revenues from BK China following the establishment of the BK China JV. Results also reflect a favorable FX Impact.
During the three months ended March 31, 2026, the increase in Adjusted Operating Income was driven by revenue growth and a decrease in Segment F&P expenses driven by net bad debt recoveries in the current year compared to net bad debt expense in the prior year. Results also reflect a favorable FX Impact.

RH Segment	Three Months Ended March 31,
	2026	2025

System-wide Sales	$448	$426
System-wide Sales - BK US	$438	$423
System-wide Sales - INTL	$10	$3
Comparable Sales	4.3%	(1.0)%
Comparable Sales - BK US	4.3%	(1.0)%
System Restaurant Count at Period End	1,089	1,039
System Restaurant Count at Period End - BK US	995	1,015
System Restaurant Count at Period End - INTL	94	24

RH Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2026	2025	Favorable / (Unfavorable)
Total revenues	$448	$432	$16	$—	$16
Food, beverage and packaging costs	133	121	(12)	—	(12)
Restaurant wages and related expenses	146	145	(1)	—	(1)
Restaurant occupancy and other expenses (a)	122	114	(9)	—	(8)
Company restaurant expenses	401	379	(22)	—	(22)
Advertising expenses and other services (b)	23	21	(2)	—	(2)
Segment G&A	24	24	—	—	—
Adjusted Operating Income (Loss)	(1)	7	(8)	—	(7)
Note: RH KPIs are shown consistently with RBI’s reporting calendar, but in 2025, results from BK Carrols restaurants in the statement of operations are shown consistently with Carrols reporting calendar which for the first quarter was from December 30, 2024 to March 30, 2025.
(a)Restaurant occupancy and other expenses include intersegment royalties and property expenses of $28 million and $27 million during the three months ended March 31, 2026 and 2025, respectively, which are eliminated in consolidation.
(b)Advertising expenses and other services include intersegment advertising expenses and tech fees of $21 million and $20 million during the three months ended March 31, 2026 and 2025, respectively, which are eliminated in consolidation.
The RH segment includes results from (i) Burger King restaurants acquired as part of the Carrols Acquisition and (ii) PLK China and FHS Brazil restaurants. RBI is actively working to refranchise the Carrols Burger King restaurants, and as a result, RH segment results reflect the impact of refranchisings as well as incremental investments in the PLK China and FHS Brazil start-up businesses.
During the three months ended March 31, 2026, the increase in Total revenues was primarily driven by an increase in BK US comparable sales and an increase in PLK China restaurant count, partially offset by BK US refranchisings.
During the three months ended March 31, 2026, the decrease in Adjusted Operating Income (Loss) was primarily driven by Company restaurant expenses related to scaling our international start-up businesses and an increase in depreciation and amortization expense in BK US.

Non-GAAP Reconciliations
The table below contains information regarding Adjusted Operating Income, which is a non-GAAP measure. This non-GAAP measure does not have a standardized meaning under U.S. GAAP and may differ from a similarly captioned measure of other companies in our industry. We believe this non-GAAP measure is useful to investors in assessing our operating performance, as it provides them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing this non-GAAP measure, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. Adjusted Operating Income is defined as income from operations excluding (i) franchise agreement and reacquired franchise rights intangible asset amortization as a result of acquisition accounting, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net, and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expenses, consisting primarily of professional fees, compensation-related expenses, and integration costs, incurred in connection with (a) the Carrols Acquisition, the PLK China Acquisition, and the BK China Acquisition and (b) the anticipated refranchising of restaurants held in the RH segment, primarily those acquired in the Carrols Acquisition, in connection with the sunset of the RH segment announced in February 2026; and (ii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements as well as services related to significant tax reform legislation and regulations. Management believes that these types of expenses are either not related to our underlying profitability drivers or not likely to reoccur in the foreseeable future, and the varied timing, size, and nature of these projects may cause volatility in our results unrelated to the performance of our core business that does not reflect trends of our core operations.
Adjusted Operating Income is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. Adjusted Operating Income, as defined above, also represents our measure of segment income for each of our operating segments.

	Three Months Ended March 31,		Variance

	2026	2025	Favorable / (Unfavorable)

Income from operations	$606	$435	$171
Franchise agreement and reacquired franchise rights amortization	16	16	—
RH and BK China Transaction costs	6	6	—
Corporate restructuring and advisory fees	2	1	(1)
Impact of equity method investments (a)	1	(2)	(3)
Other operating expenses (income), net	(21)	83	104
Adjusted Operating Income	$610	$539	$70

Segment income (loss)
TH	$229	$220	$8
BK	115	103	12
PLK	57	60	(3)
FHS	14	11	3
INTL	196	138	57
RH	(1)	7	(8)
Adjusted Operating Income	$610	$539	$70
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in Adjusted Operating Income.
The increase in Adjusted Operating Income for the three months ended March 31, 2026 reflects increases in segment income in our INTL, BK, TH, and FHS segments, partially offset by decreases in segment income in the RH and PLK segments.

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
As of March 31, 2026, we had cash and cash equivalents of $1,012 million and borrowing availability of $1,248 million under our senior secured revolving credit facility (the “Revolving Credit Facility”). Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
Burger King is executing its multi-year "Reclaim the Flame" plan to accelerate sales growth and drive franchisee profitability. This plan includes investing up to $700 million through year-end 2028, comprised of advertising and digital investments (which we completed in 2024) and high-quality remodels and relocations, restaurant technology, kitchen equipment, and building enhancements ("Royal Reset"). As of March 31, 2026, we have funded $189 million out of up to $550 million planned toward the Royal Reset investments. These amounts are not inclusive of funds applied to remodels of Burger King restaurants acquired in the Carrols Acquisition.
As of March 31, 2026, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar, in which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $5,700 million and between the euro and U.S. dollar, in which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $2,750 million. We expect to receive $53 million in fixed-rate interest payments in the next twelve months in connection with these outstanding cross-currency swaps.
On August 6, 2025, our board of directors approved a share repurchase authorization of up to $1,000 million of our common shares from September 15, 2025 until September 30, 2027. On September 12, 2025, in furtherance of the new share repurchase authorization, we announced that the Toronto Stock Exchange had accepted and approved the notice of our intention to renew our normal course issuer bid, permitting the repurchase of up to 32,326,078 common shares for the 12-month period commencing September 16, 2025 and ending on September 15, 2026. During the three months ended March 31, 2026, we repurchased 463,442 of our common shares for $34 million, and as of March 31, 2026, had $966 million remaining under the new share repurchase authorization. Subsequent to March 31, 2026 through April 30, 2026, we repurchased 337,204 of our common shares for $26 million and as of April 30, 2026 had $940 million remaining under the share repurchase authorization.
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
Debt Instruments and Debt Service Requirements
As of March 31, 2026, our total debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our Senior Notes, and obligations under finance leases.

As of March 31, 2026, two of our subsidiaries have a credit agreement governing our senior secured term loan facilities (the “Term Loan Facilities”), under which $5,702 million was outstanding with a weighted average interest rate of 5.26%. The interest rate applicable to borrowings under our Term Loan A and Revolving Credit Facility is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (ii) Term SOFR (Secured Overnight Financing Rate), subject to a floor of 0.00%, plus an applicable margin varying between 0.75% to 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid. The interest rate applicable to borrowings under our Term Loan B is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75%, or (ii) Term SOFR, subject to a floor of 0.00%, plus an applicable margin of 1.75%.
Based on the amounts outstanding under the Term Loan Facilities and SOFR as of March 31, 2026, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $303 million in interest payments and $40 million in principal payments. In addition, based on SOFR as of March 31, 2026, net cash settlements that we expect to receive on our $4,000 million interest rate swaps are estimated to be approximately $45 million for the next twelve months. Based on the amounts outstanding at March 31, 2026, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $337 million in interest payments and no principal payments.
Restrictions and Covenants
As of March 31, 2026, we were in compliance with all applicable financial debt covenants under the Credit Facilities and the indentures governing our Senior Notes.
Cash Dividends
On April 2, 2026, we paid a dividend of $0.65 per common share and Partnership made a distribution in respect of each Partnership exchangeable unit in the amount of $0.65 per Partnership exchangeable unit.
Our board of directors has declared a cash dividend of $0.65 per common share, which will be paid on July 7, 2026 to common shareholders of record on June 23, 2026. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.65 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
In addition, because we are a holding company, our ability to pay cash dividends on our common shares may be limited by restrictions under our debt agreements. Although we do not have a formal dividend policy, our board of directors may, subject to compliance with the covenants contained in our debt agreements and other considerations, determine to pay dividends in the future.
Outstanding Security Data
As of April 30, 2026, we had outstanding 346,983,973 common shares and one special voting share. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of the Company, holders of our common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and our outstanding equity awards, see Note 14 to the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities on February 20, 2026.
There were 109,352,921 Partnership exchangeable units outstanding as of April 30, 2026. During the three months ended March 31, 2026, Partnership exchanged 3,624 Partnership exchangeable units pursuant to exchange notices received. The holders of Partnership exchangeable units have the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership to determine to settle any such exchange for a cash payment in lieu of our common shares.

Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $227 million for the three months ended March 31, 2026, compared to $118 million during the same period in the prior year. The change in cash provided by operating activities was primarily driven by an increase in segment income in our INTL, BK, TH and FHS franchisor segments, a decrease in income tax payments, and a decrease in interest payments.
Investing Activities
Cash used for investing activities was $33 million for the three months ended March 31, 2026, compared to $184 million during the same period in the prior year. The change in cash used for investing activities was primarily driven by the BK China Acquisition in 2025.
Financing Activities
Cash used for financing activities was $306 million for the three months ended March 31, 2026, compared to $265 million during the same period in the prior year. The change in cash used for financing activities was primarily driven by repurchases of RBI common shares in 2026 and an increase in dividend payments.
Contractual Obligations
There have been no significant changes to our contractual obligations as disclosed in our 2025 Annual Report filed on Form 10-K, filed with the SEC and Canadian securities regulatory authorities on February 20, 2026.
Critical Accounting Policies and Estimates
For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC and Canadian securities regulatory authorities on February 20, 2026.
New Accounting Pronouncements
See Note 1 – Description of Business and Organization in the notes to the accompanying unaudited condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the three months ended March 31, 2026 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC and Canadian securities regulatory authorities on February 20, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of March 31, 2026. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
The Company’s management, including the CEO and CFO, confirm there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Special Note Regarding Forward-Looking Statements

Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of the Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) the impact of macro-economic events and their potential to adversely impact our business, results of operations, liquidity, prospects and restaurant operations and those of our franchisees; (ii) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, guarantees and indemnification obligations, and our ability and the sources of funds to meet such obligations; (iii) our future uses of liquidity, including debt repayments, investment activity, dividend payments and share repurchases; (iv) our exposure to changes in interest rates and foreign currency exchange rates and the impact of changes in interest rates and foreign currency exchange rates on the amount of our interest payments, future earnings and cash flows, as well as expected cash receipts under cross-currency rate swap contracts and interest rate swaps; (v) certain accounting matters, including the impact of changes in accounting standards and the assumptions underlying our critical accounting estimates; (vi) certain tax matters, including our estimates with respect to tax matters and their impact on future periods, and any costs associated with contesting tax liabilities; (vii) the adequacy of our cash on hand and credit facilities to meet our current requirements; (viii) certain litigation matters; and (ix) future RH and BK China Transaction costs.

Our forward-looking statements, included in this report and elsewhere, represent management’s expectations as of the date that they are made. Our forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to (1) our supply chain operations; (2) increased commodities prices; (3) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (4) changes in applicable tax laws or interpretations thereof, and our ability to accurately interpret and predict the impact of such changes or interpretations on our financial condition and results; (5) the effectiveness of our marketing, advertising and digital programs and franchisee support of these programs; (6) our reliance on franchisees, including subfranchisees, to accelerate restaurant growth; (7) our relationship with, and the success of, our franchisees and risks related to our franchised business model; (8) our franchisees' financial stability and their ability to access and maintain the liquidity necessary to operate their businesses; (9) evolving legislation and regulations in the area of franchise and labor and employment law; (10) global economic or other business conditions that may affect the desire or ability of our guests to purchase our products, such as inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (11) our ability to identify and successfully consummate agreements with new partners for PLK China and FHS Brazil when we plan to do so, and our ability to subsequently sunset the RH segment; (12) the ability to access liquidity under our credit facilities and derivatives, including counterparty risks; (13) our indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (14) our ability to successfully estimate the impact of certain accounting matters, including changes to factors underlying our critical accounting estimates and the price and pace of refranchisings; (15) tariffs and their impact on economic conditions or our business; (16) our ownership and leasing of real estate; and (17) risks related to unforeseen events, such as natural disasters or pandemics.

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC and Canadian securities regulatory authorities on February 20, 2026, as well as other materials that we from time to time file with, or furnish to, the SEC or file with Canadian securities regulatory authorities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Part II – Other Information
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 15, Commitments and Contingencies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Following are our monthly share repurchases for the first quarter of Fiscal year 2026:

Period	Total Number of Shares Purchased	Total Dollar Value of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

January 1, 2026 - January 31, 2026	—	$—	$—	—	$1,000,000,000
February 1, 2026 - February 28, 2026	—	—	—	—	1,000,000,000
March 1, 2026 - March 31, 2026	463,442	33,859,294	73.06	463,442	966,140,706
	463,442	$33,859,294		463,442
(1)In August 2025, the Board of Directors authorized repurchases of up to $1,000 million of our common shares from September 15, 2025 until September 30, 2027 and the open market repurchases of the common shares listed in the table above were made pursuant to that authorization. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Item 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of Restaurant Brands International Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESTAURANT BRANDS INTERNATIONAL INC. (Registrant)

Date: May 6, 2026	By:	/s/ Sami Siddiqui
		Name:	Sami Siddiqui
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)