Form 10-Q
period 2026-09-30
Restaurant Brands International Inc.
filed 2026-10-29
CIK 1618756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 23, 2026, there were 348,350,731 common shares of the Registrant outstanding. In addition, as of October 23, 2026, there were 102,926,279 Class B exchangeable limited partnership units of Restaurant Brands International Limited Partnership which are exchangeable, on a one for one basis, into common shares of the Registrant.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data, Unaudited)

	As of
	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$974	$1,163
Accounts and notes receivable, net of allowance of $45 and $54, respectively	799	794
Inventories, net	237	205
Prepaids and other current assets	300	179
Assets held for sale - discontinued operations	—	489
Total current assets	2,310	2,830
Property and equipment, net of accumulated depreciation and amortization of $1,335 and $1,245, respectively	2,251	2,303
Operating lease assets, net	1,998	1,961
Intangible assets, net	10,880	11,190
Goodwill	6,166	6,306
Other assets, net	1,658	1,025
Total assets	$25,263	$25,615
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$816	$866
Other accrued liabilities	1,344	1,271
Gift card liability	168	249
Current portion of long-term debt and finance leases	89	68
Liabilities held for sale - discontinued operations	—	437
Total current liabilities	2,417	2,891
Long-term debt, net of current portion	13,184	13,250
Finance leases, net of current portion	243	261
Operating lease liabilities, net of current portion	1,941	1,900
Other liabilities, net	895	1,034
Deferred income taxes, net	1,055	1,120
Total liabilities	19,735	20,456
Shareholders’ equity:
Common shares, no par value; Unlimited shares authorized at September 30, 2026 and December 31, 2025; 348,600,694 shares issued and outstanding at September 30, 2026; 346,323,165 shares issued and outstanding at December 31, 2025	2,686	2,859
Retained earnings	2,490	1,795
Accumulated other comprehensive income (loss)	(1,236)	(1,020)
Total Restaurant Brands International Inc. shareholders’ equity	3,940	3,634
Noncontrolling interests	1,588	1,525
Total shareholders’ equity	5,528	5,159
Total liabilities and shareholders’ equity	$25,263	$25,615
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Supply chain sales	$780	$769	$2,254	$2,112
Company restaurant sales	608	588	1,784	1,746
Franchise and property revenues	814	778	2,329	2,201
Advertising revenues and other services	323	314	942	909
Total revenues	2,525	2,449	7,309	6,968
Operating costs and expenses:
Supply chain cost of sales	618	619	1,817	1,704
Company restaurant expenses	509	498	1,494	1,464
Franchise and property expenses	151	147	409	421
Advertising expenses and other services	354	342	1,064	1,017
General and administrative expenses	183	170	544	549
(Income) loss from equity method investments	(6)	(2)	(10)	(12)
Other operating expenses (income), net	20	12	(27)	244
Total operating costs and expenses	1,829	1,786	5,291	5,387
Income from operations	696	663	2,018	1,581
Interest expense, net	125	129	372	391
Income from continuing operations before income taxes	571	534	1,646	1,190
Income tax (benefit) expense from continuing operations	(133)	94	(168)	263
Net income from continuing operations	704	440	1,814	927
Net loss from discontinued operations (net of tax of $0)	—	4	—	7
Net income	704	436	1,814	920
Net income attributable to noncontrolling interests (Note 11)	162	121	427	257
Net income attributable to common shareholders	$542	$315	$1,387	$663

Earnings per common share (Note 2)
Basic net income per share from continuing operations	$1.55	$0.97	$3.99	$2.04
Basic net loss per share from discontinued operations	$—	$(0.01)	$—	$(0.02)
Basic net income per share	$1.55	$0.96	$3.99	$2.03

Diluted net income per share from continuing operations	$1.54	$0.96	$3.95	$2.03
Diluted net loss per share from discontinued operations	$—	$(0.01)	$—	$(0.01)
Diluted net income per share	$1.54	$0.96	$3.95	$2.01

Weighted average shares outstanding (in millions):
Basic	349	328	348	327
Diluted	457	457	459	456
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$704	$436	$1,814	$920

Foreign currency translation adjustment	(41)	(206)	(414)	592
Net change in fair value of net investment hedges, net of tax of $9, $3, $5 and $(6)	4	119	141	(373)
Net change in fair value of cash flow hedges, net of tax of $(13), $1, $(31) and $16	34	(1)	84	(42)
Amounts reclassified to earnings of cash flow hedges, net of tax of $6, $7, $16 and $22	(16)	(19)	(44)	(61)
Gain (loss) recognized on other, net of tax of $2, $0, $3 and $0	(16)	(1)	(21)	—
Other comprehensive income (loss)	(35)	(108)	(254)	116
Comprehensive income (loss)	669	328	1,560	1,036
Comprehensive income (loss) attributable to noncontrolling interests	154	90	367	289
Comprehensive income (loss) attributable to common shareholders	$515	$238	$1,193	$747

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(In millions of U.S. dollars, except shares and per share data, Unaudited)

	Issued Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balances at December 31, 2025	346,323,165	$2,859	$1,795	$(1,020)	$1,525	$5,159
Stock option exercises	485,617	28	—	—	—	28
Share-based compensation	—	31	—	—	—	31
Issuance of shares	954,481	14	—	—	—	14
Dividends declared ($0.65 per share)	—	—	(226)	—	—	(226)
Dividend equivalents declared on restricted stock units	—	4	(4)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.65 per unit)	—	—	—	—	(71)	(71)
Exchange of Partnership exchangeable units for RBI common shares	3,624	—	—	—	—	—
Repurchase of common shares	(441,773)	(34)	—	—	—	(34)
Net income	—	—	338	—	107	445
Other comprehensive income (loss)	—	—	—	(42)	(13)	(55)
Balances at March 31, 2026	347,325,114	$2,902	$1,903	$(1,062)	$1,548	$5,291
Stock option exercises	106,000	7	—	—	—	7
Share-based compensation	—	30	—	—	—	30
Issuance of shares	4,043	—	—	—	—	—
Dividends declared ($0.65 per share)	—	—	(227)	—	—	(227)
Dividend equivalents declared on restricted stock units	—	4	(4)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.65 per unit)	—	—	—	—	(69)	(69)
Exchange of Partnership exchangeable units for RBI common shares	3,599,548	65	—	(12)	(53)	—
Repurchase of common shares	(1,829,054)	(138)	—	—	—	(138)
Net income	—	—	507	—	158	665
Other comprehensive income (loss)	—	—	—	(125)	(39)	(164)
Balances at June 30, 2026	349,205,651	$2,870	$2,179	$(1,199)	$1,545	$5,395
Stock option exercises	148,500	9	—	—	—	9
Share-based compensation	—	30	—	—	—	30
Issuance of shares	6,811	—	—	—	—	—
Dividends declared ($0.65 per share)	—	—	(227)	—	—	(227)
Dividend equivalents declared on restricted stock units	—	4	(4)	—	—	—
Distributions declared by Partnership on Partnership exchangeable units ($0.65 per unit)	—	—	—	—	(67)	(67)
Exchange of Partnership exchangeable units for RBI common shares	42,545	1	—	—	(1)	—
Repurchase of common shares	(802,813)	(67)	—	—	—	(67)
Repurchase of Partnership exchangeable units	—	(161)	—	(10)	(43)	(214)
Net income	—	—	542	—	162	704
Other comprehensive income (loss)	—	—	—	(27)	(8)	(35)
Balances at September 30, 2026	348,600,694	$2,686	$2,490	$(1,236)	$1,588	$5,528
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

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
 (In millions of U.S. dollars, Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,814	$920
Net loss from discontinued operations	—	7
Net income from continuing operations	1,814	927
Depreciation and amortization	229	225
Amortization of deferred financing costs and debt issuance discount	18	19
(Income) loss from equity method investments	(10)	(12)
(Gain) loss on remeasurement of foreign denominated transactions	(61)	208
Net (gains) losses on derivatives	(125)	(151)
Share-based compensation and non-cash incentive compensation expense	104	113
Deferred income taxes	(465)	(19)
Other non-cash adjustments, net	21	44
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(27)	(66)
Inventories and prepaids and other current assets	(55)	(76)
Accounts and drafts payable	(35)	58
Other accrued liabilities and gift card liability	(55)	(62)
Tenant inducements paid to franchisees	(32)	(26)
Changes in other long-term assets and liabilities	(13)	(23)
Net cash provided by operating activities from continuing operations	1,308	1,159
Cash flows from investing activities:
Payments for additions of property and equipment	(181)	(163)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	54	26
Net payments for acquisition of franchised restaurants, net of cash acquired	(10)	(152)
Settlement/sale of derivatives, net	42	58
Other investing activities, net	(23)	18
Net cash used for investing activities from continuing operations	(118)	(213)
Cash flows from financing activities:
Repayments of long-term debt and finance leases	(86)	(198)
Payment of common share dividends and Partnership exchangeable unit distributions	(875)	(826)
Repurchase of RBI common shares and Partnership exchangeable units	(444)	—
Proceeds from stock option exercises	44	20
Proceeds from derivatives	29	52
Net cash used for financing activities from continuing operations	(1,332)	(952)
Net cash used for discontinued operations	(27)	(52)
Effect of exchange rates on cash and cash equivalents	(11)	15
Decrease in cash and cash equivalents, including cash classified as assets held for sale - discontinued operations	(180)	(43)
Increase in cash classified as assets held for sale - discontinued operations	(9)	(85)
(Decrease) increase in cash and cash equivalents	(189)	(128)
Cash and cash equivalents at beginning of period	1,163	1,334
Cash and cash equivalents at end of period	$974	$1,206
Supplemental cash flow disclosures:
Interest paid	$468	$514
Income taxes paid, net	$297	$369
Accruals for additions of property and equipment	$30	$50
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Organization
Restaurant Brands International Inc. (the “Company,” “RBI,” “we,” “us,” or “our”) is a Canadian corporation that serves as the sole general partner of Restaurant Brands International Limited Partnership (“Partnership”). We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons”), fast food hamburgers principally under the Burger King® brand (“Burger King”), chicken under the Popeyes® brand (“Popeyes”), and sandwiches under the Firehouse Subs® brand (“Firehouse”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of September 30, 2026, we franchised or owned 6,230 Tim Hortons restaurants, 20,030 Burger King restaurants, 5,563 Popeyes restaurants, and 1,578 Firehouse Subs restaurants, for a total of 33,401 restaurants, and operate in more than 120 countries and territories. As of September 30, 2026, over 95% of current system-wide restaurants are franchised.
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

New Accounting Pronouncements
Disaggregation of Income Statement Expenses – In November 2024, the Financial Accounting Standards Board (“FASB”) issued guidance that requires disclosure of disaggregated information about certain income statement expense line items. The guidance is effective for annual disclosures for fiscal years beginning after December 15, 2026, and subsequent interim periods with early adoption permitted. The guidance is applied prospectively, although retrospective application is permitted. We are currently evaluating the impact this new guidance will have on our disclosures upon adoption and expect to provide additional detail and disclosures under this new guidance.
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
Hedge Accounting Improvements - In November 2025, the FASB issued guidance that modifies aspects of the existing hedge accounting framework, including (1) permitting a group of forecasted transactions to be designated as a single cash flow hedge if the individual transactions have a ‘similar’ rather than ‘shared’ risk exposure, (2) providing an optional hedging model for cash flow hedges of forecasted interest payments on ‘choose-your-rate’ debt instruments, (3) expanding hedge accounting availability for non-financial forecasted transactions, (4) allowing net written options as hedging instruments under certain circumstances, and (5) addressing the use of foreign-currency-denominated debt instruments as both a hedging instrument and hedged item. The guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods in those years, with early adoption permitted. We have evaluated this guidance and do not expect the adoption to have a material impact on our financial statements or disclosures.

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
The following table summarizes the basic and diluted earnings (loss) per share calculations (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income from continuing operations attributable to common shareholders - basic	$542	$318	$1,387	$668
Add: Net income from continuing operations attributable to noncontrolling interests	162	122	427	259
Net income from continuing operations available to common shareholders and noncontrolling interests - diluted	$704	$440	$1,814	$927

Net loss from discontinued operations	$—	$4	$—	$7

Net income attributable to common shareholders - basic	$542	$315	$1,387	$663
Add: Net income attributable to noncontrolling interests	162	121	427	257
Net income available to common shareholders and noncontrolling interests - diluted	$704	$436	$1,814	$920

Denominator:
Weighted average common shares - basic	349	328	348	327
Exchange of noncontrolling interests for common shares (Note 11)	105	127	107	127
Effect of other dilutive securities	3	2	4	2
Weighted average common shares - diluted	457	457	459	456

Basic net income per share from continuing operations (a)	$1.55	$0.97	$3.99	$2.04
Basic net loss per share from discontinued operations (a)	$—	$(0.01)	$—	$(0.02)
Basic net income per share (a)	$1.55	$0.96	$3.99	$2.03

Diluted net income per share from continuing operations (a)	$1.54	$0.96	$3.95	$2.03
Diluted net loss per share from discontinued operations (a)	$—	$(0.01)	$—	$(0.01)
Diluted net income per share (a)	$1.54	$0.96	$3.95	$2.01

Anti-dilutive securities outstanding	—	5	—	5
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
Following the establishment of a joint venture with CPE Alder Investment Limited with respect to BK China (the “BK China JV”), during the first quarter of 2026, we resumed recognizing franchise revenue from the BK China JV in our INTL segment. We refer to the acquisition of BK China and the subsequent establishment of the BK China JV collectively as the “BK China Transactions.” See Note 5, BK China, for additional information.
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
The following tables present total segment revenues, significant segment expenses that are regularly reviewed by the CODM to manage and assess segment performance and segment income, as well as depreciation and amortization, (income) loss from equity method investments, and capital expenditures by segment (in millions). For the periods referenced, segment franchise and property expenses (“Segment F&P expenses”) for each segment exclude franchise agreement and reacquired franchise rights amortization, and Segment G&A for each segment excludes RH and BK China Transaction costs, and Corporate restructuring and advisory fees. For segment reporting purposes, capital expenditures include payments for additions of property and equipment during the period, as well as the change in accruals for additions of property and equipment since the prior period. Totals in the following tables may not calculate exactly due to rounding.

	Three Months Ended September 30, 2026
	TH	BK	PLK	FHS	INTL	RH	ELIM	Total
Revenues from external customers	$1,136	$345	$204	$65	$289	$487	$—	$2,525
Intersegment revenues (a)	—	51	—	—	1	—	(52)	—
Total revenues	$1,136	$396	$204	$65	$289	$487	$(52)	$2,525

Operating costs and expenses:
Supply chain cost of sales	$618	$—	$—	$—	$—	$—	$—	$618
Company restaurant expenses (b)	10	38	49	10	—	429	(26)	509
Segment F&P expenses	86	33	8	4	6	—	(3)	134
Advertising expenses and other services	77	156	71	22	25	26	(22)	354
Segment G&A	32	33	19	12	53	28	—	176
Adjustments:
Cash distributions received from equity method investments	4	—	—	—	—	—	—	4
Adjusted Operating Income	$317	$136	$58	$16	$205	$5	$—	$737

Additional segment information:
Depreciation and amortization	$27	$12	$4	$1	$7	$23	$—	$74
(Income) loss from equity method investments	$(4)	$—	$—	$—	$(3)	$—	$—	$(6)
Capital expenditures	$13	$3	$4	$2	$2	$59	$—	$83
(a)Consists of BK and INTL royalties, property, advertising, and other services revenues from intersegment transactions with RH.
(b)The components of Company restaurant expenses for our RH segment are included below.

	Nine Months Ended September 30, 2026
	TH	BK	PLK	FHS	INTL	RH	ELIM	Total
Revenues from external customers	$3,270	$1,004	$593	$186	$816	$1,441	$—	$7,309
Intersegment revenues (a)	—	153	—	—	1	—	(155)	—
Total revenues	$3,270	$1,157	$593	$186	$817	$1,441	$(155)	$7,309

Operating costs and expenses:
Supply chain cost of sales	$1,817	$—	$—	$—	$—	$—	$—	$1,817
Company restaurant expenses (b)	28	120	128	30	—	1,265	(77)	1,494
Segment F&P expenses	254	99	14	8	(4)	—	(10)	361
Advertising expenses and other services	249	453	220	64	70	75	(67)	1,064
Segment G&A	100	97	55	38	155	79	—	523
Adjustments:
Cash distributions received from equity method investments	11	—	—	—	—	—	—	11
Adjusted Operating Income	$833	$388	$177	$47	$596	$21	$—	$2,061

Additional segment information:
Depreciation and amortization	$81	$36	$11	$4	$21	$76	$—	$229
(Income) loss from equity method investments	$(11)	$(1)	$—	$—	$1	$—	$—	$(10)
Capital expenditures	$28	$13	$11	$3	$7	$96	$—	$158

	Three Months Ended September 30, 2025
	TH	BK	PLK	FHS	INTL	RH	ELIM	Total
Revenues from external customers	$1,125	$338	$201	$60	$268	$459	$—	$2,449
Intersegment revenues (a)	—	49	—	—	—	—	(49)	—
Total revenues	$1,125	$387	$201	$60	$268	$459	$(49)	$2,449

Operating costs and expenses:
Supply chain cost of sales	$619	$—	$—	$—	$—	$—	$—	$619
Company restaurant expenses (b)	11	59	39	9	—	403	(24)	498
Segment F&P expenses	86	35	3	5	7	—	(4)	131
Advertising expenses and other services	77	141	79	19	25	23	(21)	342
Segment G&A	33	30	17	12	47	23	—	162
Adjustments:
Cash distributions received from equity method investments	4	—	—	—	—	—	—	4
Adjusted Operating Income	$304	$123	$63	$14	$189	$10	$—	$702

Additional segment information:
Depreciation and amortization	$27	$13	$4	$1	$8	$24	$—	$76
(Income) loss from equity method investments	$(4)	$—	$—	$—	$2	$—	$—	$(2)
Capital expenditures	$15	$7	$4	$2	$3	$58	$—	$89

	Nine Months Ended September 30, 2025
	TH	BK	PLK	FHS	INTL	RH	ELIM	Total
Revenues from external customers	$3,112	$985	$605	$172	$735	$1,360	$—	$6,968
Intersegment revenues (a)	—	146	—	—	—	—	(146)	—
Total revenues	$3,112	$1,131	$605	$172	$735	$1,360	$(146)	$6,968

Operating costs and expenses:
Supply chain cost of sales	$1,704	$—	$—	$—	$—	$—	$—	$1,704
Company restaurant expenses (b)	30	170	118	28	—	1,188	(71)	1,464
Segment F&P expenses	246	98	10	8	21	—	(12)	372
Advertising expenses and other services	236	419	230	57	70	68	(63)	1,017
Segment G&A	104	97	57	39	145	70	—	512
Adjustments:
Cash distributions received from equity method investments	11	—	—	—	—	—	—	11
Adjusted Operating Income	$803	$347	$188	$41	$499	$33	$—	$1,910

Additional segment information:
Depreciation and amortization	$82	$39	$11	$4	$22	$67	$—	$225
(Income) loss from equity method investments	$(11)	$(1)	$—	$—	$(1)	$—	$—	$(12)
Capital expenditures	$28	$18	$8	$4	$9	$95	$—	$162

The following table presents the components of Company restaurant expenses for our RH segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Company restaurant expenses for RH segment
Food, beverage, and packaging costs	$148	$136	$435	$391
Restaurant wages and related expenses	154	148	454	445
Restaurant occupancy expense and other	126	119	376	353
Total	$429	$403	$1,265	$1,188
The following tables present revenues by country (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues by country (a):
United States	$1,182	$1,148	$3,478	$3,386
Canada	1,039	1,028	2,978	2,835
Other	304	273	853	747
Total	$2,525	$2,449	$7,309	$6,968
(a)Only the United States and Canada represented 10% or more of our total revenues in each period presented.
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
Adjusted Operating Income is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. A reconciliation of Income from operations to Adjusted Operating Income consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income from operations	$696	$663	$2,018	$1,581
Franchise agreement and reacquired franchise rights amortization	16	16	48	49
RH and BK China Transaction costs	2	7	11	29
Corporate restructuring and advisory fees	5	1	9	7
Impact of equity method investments (a)	(3)	2	1	(1)
Other operating expenses (income), net	20	12	(27)	244
Adjusted Operating Income	$737	$702	$2,061	$1,910
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 4. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized franchise fees and upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities on a consolidated basis between December 31, 2025 and September 30, 2026 (in millions):

Balance at December 31, 2025	$517
Recognized during period and included in the contract liability balance at the beginning of the year	(45)
Increase, excluding amounts recognized as revenue during the period	29
Impact of foreign currency translation	(7)
Balance at September 30, 2026	$494
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) on a consolidated basis as of September 30, 2026 (in millions):

Remainder of 2026	$14
2027	52
2028	49
2029	46
2030	44
Thereafter	289
Total	$494
Disaggregation of Total Revenues
The following tables disaggregate revenue by segment (in millions). Totals in the following tables may not calculate exactly due to rounding.

	Three Months Ended September 30, 2026
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$780	$—	$—	$—	$—	$—	$—	$780
Company restaurant sales	11	43	55	12	—	487	—	608
Royalties	92	135	71	20	253	—	(22)	549
Property revenues	167	62	4	—	—	—	(8)	225
Franchise fees and other revenue	7	2	7	12	13	—	—	40
Advertising revenues and other services	79	154	68	21	23	—	(22)	323
Total revenues	$1,136	$396	$204	$65	$289	$487	$(52)	$2,525
(a)Represents elimination of intersegment revenues that consists of royalties, property, and advertising and other services revenue recognized by BK and INTL from intersegment transactions with RH.

	Nine Months Ended September 30, 2026
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$2,254	$—	$—	$—	$—	$—	$—	$2,254
Company restaurant sales	31	133	145	35	—	1,440	—	1,784
Royalties	259	390	213	60	717	—	(64)	1,574
Property revenues	478	178	11	—	1	—	(23)	645
Franchise fees and other revenue	24	7	14	29	36	—	—	110
Advertising revenues and other services	224	450	211	61	63	—	(67)	942
Total revenues	$3,270	$1,157	$593	$186	$817	$1,441	$(155)	$7,309

	Three Months Ended September 30, 2025
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$769	$—	$—	$—	$—	$—	$—	$769
Company restaurant sales	12	62	44	11	—	459	—	588
Royalties	90	124	74	19	233	—	(21)	520
Property revenues	166	54	4	—	—	—	(8)	217
Franchise fees and other revenue	7	8	3	11	12	—	—	41
Advertising revenues and other services	80	138	76	18	22	—	(21)	314
Total revenues	$1,125	$387	$201	$60	$268	$459	$(49)	$2,449

	Nine Months Ended September 30, 2025
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$2,111	$—	$—	$—	$—	$—	$—	$2,112
Company restaurant sales	34	183	136	33	—	1,360	—	1,746
Royalties	253	362	222	56	633	—	(61)	1,465
Property revenues	470	162	11	—	1	—	(22)	621
Franchise fees and other revenue	22	13	12	28	39	—	—	115
Advertising revenues and other services	222	411	223	55	62	—	(63)	909
Total revenues	$3,112	$1,131	$605	$172	$735	$1,360	$(146)	$6,968

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
Net cash provided by (used for) discontinued operations consists of the following (in millions):

	Nine Months Ended September 30,
	2026	2025
Cash flows from discontinued operations:
Net cash used for operating activities from discontinued operations	$(9)	$(74)
Net cash used for investing activities from discontinued operations	(3)	(4)
Net cash used for financing activities from discontinued operations	(15)	26
Net cash used for discontinued operations	$(27)	$(52)
Note 6. Equity Method Investments
As discussed in Note 5, BK China, upon establishment of the BK China JV on January 30, 2026, we recorded an investment in the BK China JV of $66 million and we began accounting for our interest in the BK China JV under the equity method of accounting.
The aggregate carrying amounts of our equity method investments were $175 million and $111 million as of September 30, 2026 and December 31, 2025, respectively, and are included as a component of Other assets, net in our accompanying condensed consolidated balance sheets.
The aggregate market value of our 4.1% equity interest in TH International Limited (“Tims China”) based on the quoted market price on September 30, 2026 was approximately $2 million. No quoted market prices are available for our other equity method investments.
We have equity interests in entities that own or franchise Tim Hortons, Burger King, and Popeyes restaurants. Revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest, consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues from affiliates:
Royalties	$100	$96	$281	$254
Advertising revenues and other services	—	2	6	5
Property revenues	1	—	1	1
Franchise fees and other revenue	3	4	9	11
Supply chain sales	3	4	11	12
Total	$107	$106	$308	$283

At September 30, 2026 and December 31, 2025, we had $36 million and $41 million, respectively, of accounts receivable, net from our equity method investments which were recorded in Accounts and notes receivable, net in our condensed consolidated balance sheets.
With respect to our Tim Hortons business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $4 million during the three months ended September 30, 2026 and 2025, and $11 million during the nine months ended September 30, 2026 and 2025.
Associated with the TIMWEN Partnership, we recognized $5 million and $6 million of rent expense during the three months ended September 30, 2026 and 2025, respectively, and we recognized $15 million and $16 million of rent expense during the nine months ended September 30, 2026 and 2025, respectively.
(Income) loss from equity method investments reflects our share of investee net income or loss as well as gains or losses from changes in our ownership interests in equity investees.
Tims China issued us convertible notes in multiple installments with an aggregate principal amount of $88 million due September 30, 2029, which are included within Other assets, net in the condensed consolidated balance sheets as of September 30, 2026. Subsequent to September 30, 2026, Tims China issued an incremental $15 million with terms consistent with existing outstanding convertible notes.
Note 7. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	September 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$721	$(430)	$291	$732	$(413)	$319
Reacquired franchise rights	324	(72)	252	368	(56)	312
Favorable leases	62	(48)	14	63	(46)	17
Subtotal	1,107	(550)	557	1,163	(515)	648
Indefinite-lived intangible assets:
Tim Hortons brand	$6,029	$—	$6,029	$6,224	$—	$6,224
Burger King brand	2,123	—	2,123	2,147	—	2,147
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Firehouse Subs brand	816	—	816	816	—	816
Subtotal	10,323	—	10,323	10,542	—	10,542
Intangible assets, net			$10,880			$11,190

Goodwill:
TH segment	$3,875			$3,995
BK segment	358			358
PLK segment	850			844
FHS segment	193			194
INTL segment	539			545
RH segment	351			370
Total	$6,166			$6,306
Amortization expense on intangible assets totaled $17 million for the three months ended September 30, 2026 and 2025. Amortization expense on intangible assets totaled $51 million and $52 million for the nine months ended September 30, 2026 and 2025, respectively. Additionally, the change in intangible asset and goodwill balances reflects the impact of foreign currency translation during the nine months ended September 30, 2026.
Note 8. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and Other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	September 30, 2026	December 31, 2025
Current:
Dividend payable	$294	$283
Interest payable	96	69
Accrued compensation and benefits	147	155
Taxes payable	262	188
Deferred income	94	77
Accrued advertising expenses	56	44
Restructuring and other provisions	24	25
Current portion of operating lease liabilities	215	200
Other	156	230
Other accrued liabilities	$1,344	$1,271
Noncurrent:
Taxes payable	$86	$77
Contract liabilities	494	517
Derivative liabilities	171	290
Unfavorable leases	20	25
Accrued pension	25	23
Deferred income	43	45
Other	56	57
Other liabilities, net	$895	$1,034
Note 9. Long-Term Debt
Long-term debt consists of the following (in millions):

			As of
	Maturity Date	Interest Rate (a)	September 30, 2026	December 31, 2025
Term Loan B	Sep 21, 2030	5.651%	$4,443	$4,479
Term Loan A	Sep 21, 2028	4.901%	1,219	1,243
First Lien Senior Notes	Jan 15, 2028	3.875%	1,550	1,550
First Lien Senior Notes	Feb 15, 2029	3.500%	750	750
First Lien Senior Notes	Jun 15, 2029	6.125%	1,200	1,200
First Lien Senior Notes	Sep 15, 2029	5.625%	500	500
Second Lien Senior Notes	Jan 15, 2028	4.375%	750	750
Second Lien Senior Notes	Oct 15, 2030	4.000%	2,900	2,900
Less: unamortized deferred financing costs and deferred issuance discount			(72)	(90)
Total debt, net			13,240	13,282
Less: current maturities of debt			(56)	(32)
Total long-term debt			$13,184	$13,250
(a)Represents the interest rate on Term Loan B and Term Loan A as of September 30, 2026.

Revolving Credit Facility
As of September 30, 2026, we had no amounts outstanding under our Revolving Credit Facility, had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability under our Revolving Credit Facility was $1,248 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt redemptions or equity repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
Restrictions and Covenants
As of September 30, 2026, we were in compliance with all applicable financial debt covenants under our senior secured term loan A and B facilities and Revolving Credit Facility (together the “Credit Facilities”), and the indentures governing our 3.875% First Lien Senior Notes due 2028, 3.50% First Lien Senior Notes due 2029, 6.125% First Lien Senior Notes due 2029, 5.625% First Lien Senior Notes due 2029, 4.375% Second Lien Senior Notes due 2028, and 4.00% Second Lien Senior Notes due 2030 (together, the “Senior Notes”).
Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of
	September 30, 2026	December 31, 2025
Fair value of our variable term debt and senior notes	$12,939	$13,266
Principal carrying amount of our variable term debt and senior notes	13,312	13,372
Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Debt (a)	$121	$127	$358	$381
Finance lease obligations	4	5	13	14
Amortization of deferred financing costs and debt issuance discount	6	6	18	19
Interest income	(6)	(9)	(17)	(23)
Interest expense, net	$125	$129	$372	$391
(a)Amount includes $20 million and $26 million benefit during the three months ended September 30, 2026 and 2025, respectively, and $59 million and $79 million benefit during the nine months ended September 30, 2026 and 2025, respectively, related to our interest rate swaps. Amount includes $21 million and $23 million benefit during the three months ended September 30, 2026 and 2025, respectively, and $65 million and $67 million benefit during the nine months ended September 30, 2026 and 2025, respectively, related to the quarterly net settlements of our cross-currency rate swaps and amortization of the Excluded Component as defined in Note 10, Derivative Instruments.

Note 10. Derivative Instruments
Disclosures about Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges and derivatives designated as net investment hedges. We use derivatives to manage our exposure to fluctuations in interest rates and currency exchange rates.
Interest Rate Swaps
At September 30, 2026, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our senior secured term loan A & B facilities (the “Term Loan A” and together with the “Term Loan B,” the “Term Loan Facilities”), including any subsequent refinancing or replacement of the Term Loan Facilities, beginning August 31, 2021 through the termination date of October 31, 2028. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI, net of tax, and reclassified into interest expense during the period in which the hedged forecasted transaction affects earnings.
At September 30, 2026, the net amount of pre-tax gains that we expect to be reclassified from AOCI into interest expense within the next 12 months is $115 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At September 30, 2026, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates is economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At September 30, 2026, we had outstanding cross-currency rate swaps from which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $5,700 million to partially hedge the net investment in our Canadian subsidiaries (the “CAD cross-currency swaps”), of which $1,450 million have a maturity of September 30, 2028, $1,450 million have a maturity of October 31, 2029, $1,400 million have a maturity of October 31, 2030, and $1,400 million have a maturity of October 31, 2031. At inception, these cross-currency rate swaps were designated as net investment hedges for hedge accounting.
In September 2026, we de-designated, restructured, and re-designated all of our $5,700 million CAD cross-currency swaps. The balances in AOCI associated with the de-designated cross-currency rate swaps will remain in AOCI and will only be reclassified into earnings upon the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At September 30, 2026, we had outstanding cross-currency rate swap contracts designated as hedges between the euro and U.S. dollar from which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $2,750 million, of which $150 million have a maturity date of October 31, 2028, $1,200 million have a maturity date of November 30, 2028, and $1,400 million have a maturity date of October 31, 2029. At inception, these cross-currency rate swaps were designated as net investment hedges for hedge accounting.
In June 2026, we de-designated, restructured, and re-designated $1,400 million of euro and U.S. dollar cross-currency swaps. The balances in AOCI associated with the de-designated cross-currency rate swaps will remain in AOCI and will only be reclassified into earnings upon the complete or substantially complete liquidation of our investment in the underlying foreign operations.
In connection with the cross-currency rate swaps hedging Canadian dollar and euro net investments, we utilize the spot method to exclude the interest component (the “Excluded Component”) from the accounting hedge without affecting net investment hedge accounting and amortize the Excluded Component over the life of the derivative instrument. The amortization of the Excluded Component is recognized in Interest expense, net in our condensed consolidated statements of operations. The change in fair value that is not related to the Excluded Component is recorded in AOCI and will be reclassified to earnings when the applicable foreign subsidiaries are sold or substantially liquidated.

Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons’ operations. At September 30, 2026, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $207 million with maturities to November 15, 2027. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$47	$4	$106	$(54)
Forward-currency contracts	$—	$(6)	$9	$(4)
Derivatives designated as net investment hedges
Cross-currency rate swaps	$(5)	$116	$136	$(367)
(1) We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$20	$26	$59	$79
Forward-currency contracts	Supply chain cost of sales	$2	$—	$1	$4

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$21	$23	$65	$67

	Fair Value as of
	September 30, 2026	December 31, 2025	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest rate	$134	$58	Other assets, net
Interest rate	—	8	Prepaids and other current assets
Foreign currency	5	—	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	39	—	Other assets, net
Derivatives not designated as hedging instruments(1)
Foreign currency	11	—	Other assets, net
Total assets at fair value	$189	$66

Liabilities:
Derivatives designated as cash flow hedges
Foreign currency	$—	$3	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	160	290	Other liabilities, net
Derivatives not designated as hedging instruments(1)
Foreign currency	11	—	Other liabilities, net
Total liabilities at fair value	$171	$293
(1) These amounts pertain to $800 million of CAD cross-currency rate swaps and $800 million of offsetting swaps both with a maturity date of September 30, 2028. The offsetting changes in fair value of these swaps are recognized in earnings.
Note 11. Shareholders’ Equity
Noncontrolling Interests
The holders of Partnership exchangeable units held an economic interest of approximately 22.8% and 24.0% in Partnership common equity through the ownership of 102,926,279 and 109,356,545 Partnership exchangeable units as of September 30, 2026 and December 31, 2025, respectively.
Pursuant to exchange notices received, Partnership exchanged 6,430,266 Partnership exchangeable units during the nine months ended September 30, 2026. In accordance with the applicable terms of the partnership agreement, Partnership satisfied the exchange notices by repurchasing 2,784,549 Partnership exchangeable units for approximately $214 million in cash and exchanging 3,645,717 Partnership exchangeable units for the same number of newly issued RBI common shares. Each such Partnership exchangeable unit was cancelled upon the settlement of the exchange. The exchanges represented increases in our ownership interest in Partnership and were accounted for as equity transactions, with no gain or loss recorded in the accompanying condensed consolidated statements of operations.
Share Repurchases
On August 6, 2025, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $1,000 million of our common shares from September 15, 2025 through September 30, 2027. For the three and nine months ended September 30, 2026, we repurchased 817,041 and 3,101,650 of our common shares for $61 million and $232 million, respectively, excluding excise taxes. Of these repurchases, 28,010 common shares had not yet settled as of September 30, 2026 and therefore were not cancelled at that date. Repurchased shares are cancelled upon settlement. As of September 30, 2026, we had $768 million remaining under the share repurchase authorization.

Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025	$358	$(18)	$(1,360)	$(1,020)
Foreign currency translation adjustment	—	—	(414)	(414)
Net change in fair value of derivatives, net of tax	225	—	—	225
Amounts reclassified to earnings of cash flow hedges, net of tax	(44)	—	—	(44)
Gain (loss) recognized on other, net of tax	—	(21)	—	(21)
Amounts attributable to noncontrolling interests	(35)	5	68	38
Balance at September 30, 2026	$504	$(34)	$(1,706)	$(1,236)
Note 12. Leases
Property revenues consist primarily of lease income from operating leases and earned income on direct financing leases and sales-type leases with franchisees as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease income - operating leases
Minimum lease payments	$101	$91	$297	$268
Variable lease payments	124	125	345	349
Amortization of favorable and unfavorable income lease contracts, net	—	—	1	1
Subtotal - lease income from operating leases	225	216	643	618
Earned income on direct financing and sales-type leases	—	1	2	3
Total property revenues	$225	$217	$645	$621
Note 13. Income Taxes
Our effective tax rate was (23.2)% and (10.2)% for the three and nine months ended September 30, 2026, respectively. The effective tax rates during these periods were favorably impacted by the movements in net deferred taxes in connection with intra-group reorganizations.
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

Note 14. Other Operating Expenses (Income), net
Other operating expenses (income), net consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$20	$7	$19	$22
Litigation settlements (gains) and reserves, net	(1)	2	4	6
Net losses (gains) on foreign exchange	(11)	1	(61)	208
Other, net	12	2	11	8
Other operating expenses (income), net	$20	$12	$(27)	$244
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent long-lived asset impairments, losses (gains) from asset write-offs and sales of properties, and costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
Litigation settlements (gains) and reserves, net primarily reflect accruals, payments made, and proceeds received in connection with litigation and arbitration matters and other business disputes.
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
Burger King Company LLC, and various affiliates, including RBI, are defendants in a class action lawsuit brought by former Burger King employees in the U.S. District Court for the Southern District of Florida. The lawsuit alleges that the defendants violated Section 1 of the Sherman Act by incorporating an employee no-solicitation and no-hiring clause in the Burger King standard form franchise agreement. Each plaintiff seeks injunctive relief and damages for each member of the class. In March 2020, the court granted the defendants’ motion to dismiss for failure to state a claim, but in August 2022 the decision was reversed on appeal and remanded for further proceedings. In April 2025, the plaintiffs filed an amended complaint, and in May 2025, the defendants filed an answer. In March 2026, a court-ordered mediation between the parties resulted in an impasse. While we intend to vigorously defend against these claims, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
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
Our confirmed outstanding obligations under the SCF program at September 30, 2026 and December 31, 2025 totaled $56 million and $38 million, respectively, and are classified as Accounts and drafts payable in our condensed consolidated balance sheets. All activity related to the obligations is classified as Supply chain cost of sales in our condensed consolidated statements of operations and presented within cash flows from operating activities in our condensed consolidated statements of cash flows.

Note 17. Subsequent Events
Dividends
On October 2, 2026, we paid a cash dividend of $0.65 per common share to common shareholders of record on September 18, 2026. On such date, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.65 per exchangeable unit to holders of record on September 18, 2026.
Subsequent to September 30, 2026, our board of directors declared a cash dividend of $0.65 per common share, which will be paid on January 5, 2027 to common shareholders of record on December 22, 2026. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.65 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
Share Repurchases
Subsequent to September 30, 2026 through October 23, 2026, we repurchased 235,276 of our common shares for $17 million and as of October 23, 2026 had $751 million remaining under our share repurchase authorization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto (“Financial Statements”) in Item 1 and the Special Note Regarding Forward-Looking Statements later in this Item 2. All Note references herein refer to the Notes to the Financial Statements. Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. All references to “Canadian dollars” or “C$” are to the currency of Canada unless otherwise indicated. Percentages may not recompute due to rounding.
Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with over $49 billion in annual system-wide sales and over 33,000 restaurants, over 95% of which are franchised, in more than 120 countries and territories as of September 30, 2026. We own and franchise four iconic brands, Tim Hortons®, Burger King®, Popeyes®, and Firehouse Subs®. Our brands have complementary daypart mixes and product platforms that benefit from global scale and the sharing of best practices while preserving the independence and rich heritage of each brand.
We have six operating and reportable segments, including four franchisor segments for our Tim Hortons, Burger King, Popeyes, and Firehouse Subs brands in the U.S. and Canada (“TH”, “BK”, “PLK”, and “FHS”, respectively) and a fifth franchisor segment for all of our brands in the rest of the world (“INTL”). Additionally, we have a sixth operating and reportable segment, Restaurant Holdings (“RH”), which includes the operations of (i) Burger King restaurants acquired in our acquisition of Carrols Restaurant Group Inc. (the “Carrols Acquisition”), (ii) restaurants acquired in our acquisition of Popeyes China (“PLK China”) (“PLK China Acquisition”), and (iii) Firehouse Subs Brazil (“FHS Brazil”) restaurants.
RBI maintains the franchisor dynamics in its TH, BK, PLK, FHS, and INTL segments (“five franchisor segments”) to report results consistent with how the business will be managed long-term. This approach reflects RBI’s intent to refranchise the vast majority of the Carrols Burger King restaurants and to find new investors for PLK China and FHS Brazil and sunset the RH segment. RH results include Company restaurant sales and expenses, including expenses associated with royalties, rent, and advertising. These expenses are recognized, as applicable, as revenues in the respective franchisor segments (BK for the Carrols Burger King restaurants and INTL for PLK China and FHS Brazil restaurants) and eliminated upon consolidation.
Adjusted Operating Income represents our measure of segment income for each of our reportable segments and is used by management to measure operating performance. See Note 3, “Segment Reporting” of the Financial Statements for additional information about our operating and reportable segments and our measure of segment income.
On February 14, 2025, we acquired substantially all the remaining equity interests in Pangaea Foods (China) Holdings Ltd. (“BK China”). Following the acquisition, we ceased accounting for our interest in BK China as an equity method investment and ceased recognition of franchise revenue. BK China met the criteria to be classified as held for sale and was reported as discontinued operations. On January 30, 2026, we established a joint venture with CPE Alder Investment Limited, a fund managed by CPE (“CPE”), with respect to the operations of BK China (the “BK China JV”). CPE invested $350 million of primary capital into the BK China JV. Following the transaction, we deconsolidated BK China, began accounting for our remaining 17% equity interest in the BK China JV under the equity method of accounting, and resumed recognizing franchise revenue, primarily related to royalties, from the BK China JV in our INTL segment. We refer to the acquisition of BK China and the subsequent establishment of the BK China JV collectively as the “BK China Transactions.” See Note 5, “BK China” of the Financial Statements and Note 6, “Equity Method Investments” of the Financial Statements for additional information.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated Key Operating Metrics	2026	2025	2026	2025
System-wide Sales Growth (a)	6.2%	6.9%	6.3%	5.1%
System-wide Sales (in US$ millions) (a)	$12,972	$12,282	$37,185	$34,631
Comparable Sales	3.8%	4.0%	3.6%	2.2%
Net Restaurant Growth	3.0%	2.8%	3.0%	2.8%
System Restaurant Count at Period End	33,401	32,423	33,401	32,423
(a)System-wide sales growth is calculated on a constant currency basis and therefore will not recalculate to the percentage change in system-wide sales, which is reported on a nominal basis.

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025
Tabular amounts in millions of U.S. dollars unless noted otherwise. Totals, variances, and percentage changes may not calculate exactly due to rounding. We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

Consolidated	Three Months Ended September 30,		Variance	FX Impact	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact	Variance Excluding FX Impact
	2026	2025	Favorable / (Unfavorable)			2026	2025	Favorable / (Unfavorable)
Revenues:
Supply chain sales	$780	$769	$11	$(11)	$22	$2,254	$2,112	$142	$13	$129
Company restaurant sales	608	588	20	—	19	1,784	1,746	38	1	37
Franchise and property revenues	814	778	37	(6)	43	2,329	2,201	129	20	109
Advertising revenues and other services	323	314	9	(1)	10	942	909	33	4	28
Total revenues	2,525	2,449	77	(18)	94	7,309	6,968	341	38	303
Operating costs and expenses:
Supply chain cost of sales	618	619	1	9	(8)	1,817	1,704	(113)	(11)	(102)
Company restaurant expenses	509	498	(12)	—	(11)	1,494	1,464	(30)	(1)	(29)
Franchise and property expenses	151	147	(3)	1	(5)	409	421	12	(3)	15
Advertising expenses and other services	354	342	(12)	1	(14)	1,064	1,017	(47)	(5)	(42)
General and administrative expenses	183	170	(13)	1	(14)	544	549	4	(6)	10
(Income) loss from equity method investments	(6)	(2)	5	—	5	(10)	(12)	(2)	—	(2)
Other operating expenses (income), net	20	12	(8)	(1)	(7)	(27)	244	271	(9)	281
Total operating costs and expenses	1,829	1,786	(43)	10	(54)	5,291	5,387	96	(36)	132
Income from operations	696	663	33	(7)	41	2,018	1,581	437	2	435
Interest expense, net	125	129	4	—	4	372	391	19	—	19
Income from continuing operations before income taxes	571	534	37	(7)	44	1,646	1,190	456	3	454
Income tax (benefit) expense from continuing operations	(133)	94	227	1	226	(168)	263	431	(1)	431
Net income from continuing operations	704	440	264	(6)	270	1,814	927	887	2	885
Net loss from discontinued operations (net of tax of $0)	—	4	4	—	4	—	7	7	—	7
Net income	$704	$436	$268	$(7)	$274	$1,814	$920	$894	$1	$892
Our operating results are impacted by a number of external factors, including consumer spending levels and general economic conditions.
During the three and nine months ended September 30, 2026, the increases in Total revenues were primarily driven by increased system-wide sales across our INTL, BK, TH, and FHS segments and higher Supply chain sales. Results also reflect an unfavorable FX Impact during the three months ended September 30, 2026, and a favorable FX Impact during the nine months ended September 30, 2026.

During the three months ended September 30, 2026, the increase in Income from operations was primarily driven by higher segment income across our INTL, BK, TH, and FHS segments.
During the nine months ended September 30, 2026, the increase in Income from operations was primarily driven by a net gain on foreign exchange arising from remeasurement of foreign denominated assets and liabilities, primarily related to intercompany financing, compared to a net loss in the prior year, as well as higher segment income across our INTL, BK, TH, and FHS segments.
During the three and nine months ended September 30, 2026, the increases in Net income from continuing operations were primarily driven by an increase in Income from operations and an Income tax benefit from continuing operations compared to Income tax expense from continuing operations in the prior year.
General and Administrative Expenses
Our general and administrative expenses were comprised of the following:

	Three Months Ended September 30,		Variance	FX Impact	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact	Variance Excluding FX Impact
	2026	2025	Favorable / (Unfavorable)			2026	2025	Favorable / (Unfavorable)
Segment G&A (a):
TH	$32	$33	$1	$—	$1	$100	$104	$4	$(1)	$5
BK	33	30	(3)	—	(3)	97	97	—	—	—
PLK	19	17	(2)	—	(2)	55	57	2	—	2
FHS	12	12	—	—	—	38	39	1	—	1
INTL	53	47	(5)	—	(6)	155	145	(10)	(4)	(5)
RH	28	23	(5)	—	(5)	79	70	(9)	(1)	(8)
RH and BK China Transaction costs	2	7	5	—	5	11	29	18	—	18
Corporate restructuring and advisory fees	5	1	(4)	—	(4)	9	7	(2)	—	(2)
General and administrative expenses	$183	$170	$(13)	$1	$(14)	$544	$549	$4	$(6)	$10
(a)Segment G&A excludes expenses from non-recurring projects and non-operating activities, such as RH and BK China Transaction costs, and Corporate restructuring and advisory fees (as defined below).
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
During the three months ended September 30, 2026, the increase in general and administrative expenses was primarily driven by higher Segment G&A in our INTL, RH, BK, and PLK segments, primarily due to higher compensation-related expenses, and an increase in Corporate restructuring and advisory fees, partially offset by a decrease in RH and BK China Transaction costs.
During the nine months ended September 30, 2026, the decrease in general and administrative expenses was primarily driven by a decrease in RH and BK China Transaction costs and lower Segment G&A in our TH and PLK segments, primarily due to lower compensation-related expenses. These factors were partially offset by higher Segment G&A in our RH and INTL segments, primarily due to higher compensation-related expenses, as well as higher Corporate restructuring and advisory fees. Results also reflect an unfavorable FX Impact.

(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss, as well as gains or losses from changes in our ownership interests in equity investees.
The change in (income) loss from equity method investments reflects changes in earnings of our equity method investments during the three and nine months ended September 30, 2026 compared to the prior year periods.
Other Operating Expenses (Income), net
Our other operating expenses (income), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$20	$7	$19	$22
Litigation settlements (gains) and reserves, net	(1)	2	4	6
Net losses (gains) on foreign exchange	(11)	1	(61)	208
Other, net	12	2	11	8
Other operating expenses (income), net	$20	$12	$(27)	$244
Net losses (gains) on disposal of assets, restaurant closures and refranchisings represent long-lived asset impairments, losses (gains) from asset write-offs and sales of properties, and costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
Litigation settlements (gains) and reserves, net primarily reflect accruals, payments made, and proceeds received in connection with litigation and arbitration matters and other business disputes.
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
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense, net	$125	$129	$372	$391
Weighted average interest rate on long-term debt	4.4%	4.4%	4.4%	4.4%
During the three and nine months ended September 30, 2026, interest expense, net decreased primarily due to a decrease in long-term debt, driven by the voluntary repayment of a portion of Term Loan B during 2025.
Income Tax (Benefit) Expense from Continuing Operations
Our effective tax rate was (23.2)% and 17.6% for the three months ended September 30, 2026 and 2025, respectively, and (10.2)% and 22.1% for the nine months ended September 30, 2026 and 2025, respectively. The changes in our effective tax rates were primarily due to discrete tax benefits resulting from the movements in net deferred tax assets in connection with intra-group reorganizations undertaken in 2026, partially offset by the impact of the administrative guidance issued by the Organization for Economic Cooperation and Development (“OECD”) in 2025.

Segment Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

TH Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

System-wide Sales Growth (a)	2.0%	4.8%	1.6%	3.0%
System-wide Sales (a)	$2,039	$2,029	$5,780	$5,655
Comparable Sales	1.5%	4.2%	1.0%	2.7%
Comparable Sales - Canada	1.8%	4.2%	1.1%	2.8%
Net Restaurant Growth	1.0%	0.6%	1.0%	0.6%
System Restaurant Count at Period End	4,579	4,532	4,579	4,532
(a)System-wide sales growth is calculated on a constant currency basis and therefore will not recalculate to the percentage change in system-wide sales, which is reported on a nominal basis.

TH Segment	Three Months Ended September 30,		Variance	FX Impact	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact	Variance Excluding FX Impact
	2026	2025	Favorable / (Unfavorable)			2026	2025	Favorable / (Unfavorable)
Revenues:
Supply chain sales	$780	$769	$11	$(11)	$22	$2,254	$2,111	$142	$13	$129
Company restaurant sales	11	12	(1)	—	(1)	31	34	(3)	—	(3)
Franchise and property revenues	266	264	3	(4)	7	761	744	17	5	12
Advertising revenues and other services	79	80	(1)	(1)	—	224	222	2	1	—
Total revenues	1,136	1,125	11	(16)	27	3,270	3,112	158	20	139
Supply chain cost of sales	618	619	1	9	(8)	1,817	1,704	(113)	(11)	(102)
Company restaurant expenses	10	11	1	—	1	28	30	2	—	2
Segment F&P expenses	86	86	—	1	(2)	254	246	(7)	(2)	(6)
Advertising expenses and other services	77	77	(1)	1	(2)	249	236	(13)	(2)	(12)
Segment G&A	32	33	1	—	1	100	104	4	(1)	5
Adjustments:
Cash distributions received from equity method investments	4	4	—	—	—	11	11	—	—	—
Adjusted Operating Income	317	304	13	(4)	17	833	803	30	4	26
During the three months ended September 30, 2026, the increase in Total revenues was driven by higher Supply chain sales primarily due to increases in equipment sales to franchisees and commodity prices, as well as higher Franchise and property revenues primarily from increased system-wide sales. Results also reflect an unfavorable FX Impact.
During the nine months ended September 30, 2026, the increase in Total revenues was primarily driven by higher Supply chain sales due to increases in commodity prices and equipment sales to franchisees, as well as higher Franchise and property revenues primarily from increased system-wide sales. Results also reflect a favorable FX Impact.
During the three months ended September 30, 2026, the increase in Adjusted Operating Income was primarily driven by tariff refunds and higher Franchise and property revenues. Results also reflect an unfavorable FX Impact.
During the nine months ended September 30, 2026, the increase in Adjusted Operating Income was primarily driven by tariff refunds, revenue growth, and a decrease in Segment G&A. These factors were partially offset by an increase in Supply chain cost of sales, primarily due to higher commodity prices. Adjusted Operating Income was also impacted by increases in Advertising expenses and other services driven by the timing of marketing-related expenditures. Results also reflect a favorable FX Impact.

BK Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

System-wide Sales Growth	7.6%	2.3%	7.1%	0.6%
System-wide Sales	$3,178	$2,956	$9,224	$8,608
Comparable Sales	8.3%	3.1%	7.6%	1.1%
Comparable Sales - US	8.4%	3.2%	7.6%	1.2%
Net Restaurant Growth	(0.9)%	(1.1)%	(0.9)%	(1.1)%
System Restaurant Count at Period End	6,979	7,043	6,979	7,043

BK Segment	Three Months Ended September 30,		Variance	FX Impact	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact	Variance Excluding FX Impact
	2026	2025	Favorable / (Unfavorable)			2026	2025	Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$43	$62	$(19)	$—	$(19)	$133	$183	$(50)	$—	$(50)
Franchise and property revenues (a)	199	187	12	—	12	575	537	38	—	37
Advertising revenues and other services (b)	154	138	16	—	16	450	411	39	—	39
Total revenues	396	387	9	—	9	1,157	1,131	26	—	26
Company restaurant expenses	38	59	21	—	21	120	170	50	—	50
Segment F&P expenses	33	35	2	—	2	99	98	(1)	—	(1)
Advertising expenses and other services	156	141	(15)	—	(15)	453	419	(34)	—	(34)
Segment G&A	33	30	(3)	—	(3)	97	97	—	—	—
Adjusted Operating Income	136	123	13	—	13	388	347	41	—	41
(a)Franchise and property revenues include intersegment revenues with RH consisting of royalties and rent of $29 million and $86 million during the three and nine months ended September 30, 2026, respectively, and $28 million and $83 million during three and nine months ended September 30, 2025, respectively, which are eliminated in consolidation.
(b)Advertising revenues and other services include intersegment revenues with RH consisting of advertising contributions and tech fees of $22 million and $67 million during the three and nine months ended September 30, 2026, respectively, and $21 million and $63 million during the three and nine months ended September 30, 2025, respectively, which are eliminated in consolidation.
During the three and nine months ended September 30, 2026, the increases in Total revenues were primarily driven by the increase in comparable sales, partially offset by the net impact of refranchisings.
During the three and nine months ended September 30, 2026, the increases in Adjusted Operating Income were primarily driven by higher Franchise and property revenues.
Franchise and property revenues and Segment F&P expenses reflect convention revenues and expenses recognized during the three and nine months ended September 30, 2025. Convention-related revenues and expenses have an immaterial net impact to Adjusted Operating Income.

PLK Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

System-wide Sales Growth	(1.0)%	0.7%	(2.7)%	0.0%
System-wide Sales	$1,503	$1,519	$4,453	$4,571
Comparable Sales	(1.8)%	(2.4)%	(4.5)%	(2.6)%
Comparable Sales - US	(2.2)%	(2.0)%	(4.6)%	(2.3)%
Net Restaurant Growth	0.0%	2.2%	0.0%	2.2%
System Restaurant Count at Period End	3,542	3,541	3,542	3,541

PLK Segment	Three Months Ended September 30,		Variance	FX Impact	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact	Variance Excluding FX Impact
	2026	2025	Favorable / (Unfavorable)			2026	2025	Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$55	$44	$11	$—	$11	$145	$136	$8	$—	$8
Franchise and property revenues	82	81	1	—	1	237	245	(8)	—	(8)
Advertising revenues and other services	68	76	(9)	—	(9)	211	223	(12)	—	(12)
Total revenues	204	201	4	—	4	593	605	(12)	—	(12)
Company restaurant expenses	49	39	(9)	—	(9)	128	118	(10)	—	(10)
Segment F&P expenses	8	3	(6)	—	(6)	14	10	(4)	—	(4)
Advertising expenses and other services	71	79	8	—	8	220	230	11	—	11
Segment G&A	19	17	(2)	—	(2)	55	57	2	—	2
Adjusted Operating Income	58	63	(5)	—	(5)	177	188	(12)	—	(12)
During the three months ended September 30, 2026, the increase in Total revenues was primarily driven by higher Company restaurant sales due to restaurants acquired during the period, partially offset by lower Advertising revenues and other services due primarily to a decline in advertising fund contributions.
During the nine months ended September 30, 2026, the decrease in Total revenues was primarily driven by a decline in comparable sales, partially offset by higher Company restaurant sales due to restaurants acquired during the period.
During the three months ended September 30, 2026, the decrease in Adjusted Operating Income was primarily driven by a decline in comparable sales and an increase in Segment G&A, partially offset by higher Company restaurant sales.
During the nine months ended September 30, 2026, the decrease in Adjusted Operating Income was primarily driven by a decline in comparable sales.
Franchise and property revenues and Segment F&P expenses reflect convention revenues and expenses recognized during the three and nine months ended September 30, 2026 and the nine months ended September 30, 2025. Convention-related revenues and expenses have an immaterial net impact to Adjusted Operating Income.

FHS Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

System-wide Sales Growth	8.3%	10.7%	7.7%	8.1%
System-wide Sales	$360	$332	$1,068	$991
Comparable Sales	1.5%	2.6%	0.5%	0.7%
Comparable Sales - US	2.0%	2.5%	1.0%	0.5%
Net Restaurant Growth	7.8%	7.7%	7.8%	7.7%
System Restaurant Count at Period End	1,509	1,400	1,509	1,400

FHS Segment	Three Months Ended September 30,		Variance	FX Impact	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact	Variance Excluding FX Impact
	2026	2025	Favorable / (Unfavorable)			2026	2025	Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$12	$11	$1	$—	$1	$35	$33	$2	$—	$2
Franchise and property revenues	32	30	2	—	2	90	84	5	—	5
Advertising revenues and other services	21	18	3	—	3	61	55	7	—	7
Total revenues	65	60	5	—	5	186	172	14	—	14
Company restaurant expenses	10	9	(1)	—	(1)	30	28	(2)	—	(2)
Segment F&P expenses	4	5	—	—	—	8	8	—	—	—
Advertising expenses and other services	22	19	(3)	—	(3)	64	57	(7)	—	(7)
Segment G&A	12	12	—	—	—	38	39	1	—	1
Adjusted Operating Income	16	14	2	—	2	47	41	6	—	6
During the three and nine months ended September 30, 2026, the increases in Total revenues and Adjusted Operating Income were primarily driven by the increase in restaurant count.

INTL Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

System-wide Sales Growth (a)	9.0%	12.1%	10.2%	10.3%
System-wide Sales (a)	$5,893	$5,447	$16,662	$14,806
Comparable Sales	3.9%	6.5%	5.0%	4.5%
Comparable Sales - INTL - Burger King	3.8%	6.4%	4.8%	4.5%
Net Restaurant Growth	5.6%	5.1%	5.6%	5.1%
System Restaurant Count at Period End	16,792	15,907	16,792	15,907
(a)System-wide sales growth is calculated on a constant currency basis and therefore will not recalculate to the percentage change in system-wide sales, which is reported on a nominal basis.

INTL Segment	Three Months Ended September 30,		Variance	FX Impact	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact	Variance Excluding FX Impact
	2026	2025	Favorable / (Unfavorable)			2026	2025	Favorable / (Unfavorable)
Revenues:
Franchise and property revenues	$266	$245	$21	$(2)	$23	$754	$673	$81	$14	$67
Advertising revenues and other services	23	22	1	—	—	63	62	1	3	(2)
Total revenues	289	268	22	(2)	23	817	735	82	17	65
Segment F&P expenses	6	7	1	—	1	(4)	21	25	—	25
Advertising expenses and other services	25	25	—	—	—	70	70	—	(3)	3
Segment G&A	53	47	(5)	—	(6)	155	145	(10)	(4)	(5)
Adjusted Operating Income	205	189	17	(2)	18	596	499	97	9	88
During the three and nine months ended September 30, 2026, the increases in Total revenues were primarily driven by higher royalty revenues from Burger King and Popeyes restaurants resulting from the increase in system-wide sales, as well as the resumption of royalty revenues from BK China following the establishment of the BK China JV. For the nine months ended September 30, 2026, results also reflect a favorable FX Impact.
During the three months ended September 30, 2026, the increase in Adjusted Operating Income was driven by revenue growth, partially offset by an increase in Segment G&A.
During the nine months ended September 30, 2026, the increase in Adjusted Operating Income was driven by revenue growth and a decrease in Segment F&P expenses, reflecting net bad debt recoveries in the current year compared to net bad debt expense in the prior year. These factors were partially offset by an increase in Segment G&A. Results also reflect a favorable FX Impact.
Franchise and property revenues and Segment F&P expenses reflect Burger King international convention revenues and expenses recognized during the nine months ended September 30, 2025. Convention-related revenues and expenses have an immaterial net impact to Adjusted Operating Income.

RH Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

System-wide Sales	$488	$464	$1,443	$1,359
System-wide Sales - BK US	$471	$458	$1,403	$1,345
System-wide Sales - INTL	$17	$6	$40	$13
Comparable Sales	7.8%	4.8%	7.1%	2.3%
Comparable Sales - BK US	7.8%	4.8%	7.2%	2.3%
System Restaurant Count at Period End	1,071	1,068	1,071	1,068
System Restaurant Count at Period End - BK US	950	1,012	950	1,012
System Restaurant Count at Period End - INTL	121	56	121	56

RH Segment	Three Months Ended September 30,		Variance	FX Impact	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact	Variance Excluding FX Impact
	2026	2025	Favorable / (Unfavorable)			2026	2025	Favorable / (Unfavorable)
Total revenues	$487	$459	$28	$—	$28	$1,441	$1,360	$81	$1	$80
Food, beverage and packaging costs	148	136	(12)	—	(12)	435	391	(44)	—	(44)
Restaurant wages and related expenses	154	148	(6)	—	(6)	454	445	(9)	—	(9)
Restaurant occupancy and other expenses (a)	126	119	(7)	—	(7)	376	353	(23)	—	(23)
Company restaurant expenses	429	403	(26)	—	(25)	1,265	1,188	(77)	(1)	(76)
Advertising expenses and other services (b)	26	23	(2)	—	(2)	75	68	(7)	—	(7)
Segment G&A	28	23	(5)	—	(5)	79	70	(9)	(1)	(8)
Adjusted Operating Income	5	10	(4)	—	(4)	21	33	(12)	(1)	(11)
Note: RH KPIs are shown consistently with RBI’s reporting calendar, but in 2025, results from BK restaurants in the statements of operations were shown consistently with the Carrols reporting calendar, which for the three and nine months ended September 30, 2025 were from June 30, 2025 to September 28, 2025 and from December 30, 2024 to September 28, 2025, respectively.
(a)Restaurant occupancy and other expenses include intersegment royalties and property expenses of $30 million and $88 million during the three and nine months ended September 30, 2026, respectively, and $28 million and $83 million for the three and nine months ended September 30, 2025, respectively, which are eliminated in consolidation.
(b)Advertising expenses and other services include intersegment advertising expenses and tech fees of $22 million and $67 million during the three and nine months ended September 30, 2026, respectively, and $21 million and $63 million for the three and nine months ended September 30, 2025, respectively, which are eliminated in consolidation.
The RH segment includes results from (i) Burger King restaurants acquired as part of the Carrols Acquisition and (ii) PLK China and FHS Brazil restaurants. RH segment results reflect the impact of refranchising Carrols Burger King restaurants as well as incremental investments in the PLK China and FHS Brazil start-up businesses.
During the three and nine months ended September 30, 2026, the increases in Total revenues were primarily driven by an increase in BK US comparable sales and an increase in PLK China restaurant count, partially offset by the refranchisings of Carrols Burger King restaurants.
During the three and nine months ended September 30, 2026, the decreases in Adjusted Operating Income were primarily driven by increases in Company restaurant expenses and Segment G&A, partially offset by higher revenues. The increases in Company restaurant expenses reflect higher Carrols Burger King Company restaurant expenses, primarily driven by increased sales, and higher expenses related to scaling our international start-up businesses. For the nine months ended September 30, 2026, the increase in Company restaurant expenses also reflected higher depreciation and amortization expenses.

Non-GAAP Reconciliations
The table below contains information regarding Adjusted Operating Income, which is a non-GAAP measure. This non-GAAP measure does not have a standardized meaning under U.S. GAAP and may differ from a similarly captioned measure used by other companies in our industry. We believe this non-GAAP measure is useful to investors in assessing our operating performance, as it provides them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing this non-GAAP measure, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. Adjusted Operating Income is defined as income from operations excluding (i) franchise agreement and reacquired franchise rights intangible asset amortization as a result of acquisition accounting, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net, and, (iv) expenses from non-recurring projects and non-operating activities. For the periods presented, expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expenses, consisting primarily of professional fees, compensation-related expenses, and integration costs, incurred in connection with (a) the Carrols Acquisition, the PLK China Acquisition, and the BK China Transactions, and (b) the anticipated refranchising of restaurants held in the RH segment, primarily those acquired in the Carrols Acquisition, in connection with the planned sunset of the RH segment; and (ii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements as well as services related to significant tax reform legislation and regulations. Management believes that these types of expenses are either not related to our underlying profitability drivers or not likely to reoccur in the foreseeable future, and the varied timing, size, and nature of these projects may cause volatility in our results unrelated to the performance of our core business or the trends of our core operations.
Adjusted Operating Income is used by management to measure the operating performance of our business, excluding non-cash and other specifically identified items described above which management believes are not relevant to its assessment of our operating performance. Adjusted Operating Income, as defined above, also represents our measure of segment income for each of our operating segments.

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2026	2025	Favorable / (Unfavorable)	2026	2025	Favorable / (Unfavorable)

Income from operations	$696	$663	$33	$2,018	$1,581	$437
Franchise agreement and reacquired franchise rights amortization	16	16	—	48	49	1
RH and BK China Transaction costs	2	7	5	11	29	18
Corporate restructuring and advisory fees	5	1	(4)	9	7	(2)
Impact of equity method investments (a)	(3)	2	5	1	(1)	(2)
Other operating expenses (income), net	20	12	(8)	(27)	244	271
Adjusted Operating Income	$737	$702	$35	$2,061	$1,910	$151

Segment income
TH	$317	$304	$13	$833	$803	$30
BK	136	123	13	388	347	41
PLK	58	63	(5)	177	188	(12)
FHS	16	14	2	47	41	6
INTL	205	189	17	596	499	97
RH	5	10	(4)	21	33	(12)
Adjusted Operating Income	$737	$702	$35	$2,061	$1,910	$151
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in Adjusted Operating Income.
The increases in Adjusted Operating Income for the three and nine months ended September 30, 2026 reflect increases in segment income in our INTL, BK, TH, and FHS segments, partially offset by decreases in segment income in our PLK and RH segments.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash generated by operations, and borrowings available under our Revolving Credit Facility (as defined below). We have used, and may in the future use, our liquidity to make required interest and/or principal payments, to repurchase our common shares, to repurchase Class B exchangeable limited partnership units of Partnership (“Partnership exchangeable units”), to voluntarily prepay, redeem or repurchase our or any of our affiliates’ outstanding debt, to fund acquisitions and other investing activities, such as capital expenditures and joint venture investments, and to pay dividends on our common shares and make distributions on the Partnership exchangeable units. Our liquidity requirements are significant, primarily due to debt service requirements.
As of September 30, 2026, we had cash and cash equivalents of $974 million and borrowing availability of $1,248 million under our senior secured revolving credit facility (the “Revolving Credit Facility”). Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements, and capital spending over the next twelve months.
Burger King is executing its multi-year “Reclaim the Flame” plan to accelerate sales growth and drive franchisee profitability. This plan includes investing up to $700 million through year-end 2028, comprised of advertising and digital investments (which we completed in 2024) and high-quality remodels and relocations, restaurant technology, kitchen equipment, and building enhancements (“Royal Reset”). As of September 30, 2026, we have funded $198 million out of up to $550 million planned toward the Royal Reset investments. These amounts are not inclusive of funds applied to remodels of Burger King restaurants acquired in the Carrols Acquisition.
As of September 30, 2026, we had outstanding cross-currency rate swap contracts designated as hedges between the Canadian dollar and U.S. dollar, in which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $5,700 million and between the euro and U.S. dollar, in which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $2,750 million. We expect to receive $54 million in fixed-rate interest payments in the next twelve months in connection with these outstanding cross-currency swaps.
On August 6, 2025, our board of directors approved a share repurchase authorization of up to $1,000 million of our common shares from September 15, 2025 until September 30, 2027. On September 11, 2026, in furtherance of this share repurchase authorization, we announced that the Toronto Stock Exchange had accepted the notice of our intention to renew our normal course issuer bid, permitting the repurchase of up to 34,404,688 common shares for the 12-month period commencing September 16, 2026 and ending on September 15, 2027. During the nine months ended September 30, 2026, we repurchased 3,101,650 of our common shares for $232 million, and as of September 30, 2026, had $768 million remaining under the share repurchase authorization. Subsequent to September 30, 2026 through October 23, 2026, we repurchased 235,276 of our common shares for $17 million and as of October 23, 2026 had $751 million remaining under the share repurchase authorization.
Pursuant to exchange notices received, Partnership exchanged 6,430,266 Partnership exchangeable units during the nine months ended September 30, 2026. In accordance with the applicable terms of the partnership agreement, Partnership satisfied the exchange notices by repurchasing 2,784,549 Partnership exchangeable units for approximately $214 million in cash and exchanging 3,645,717 Partnership exchangeable units for the same number of newly issued RBI common shares. Each such Partnership exchangeable unit was cancelled upon settlement of the exchange.
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

Debt Instruments and Debt Service Requirements
As of September 30, 2026, our total debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our Senior Notes, and obligations under finance leases.
As of September 30, 2026, two of our subsidiaries are borrowers under a credit agreement governing our senior secured term loan facilities (the “Term Loan Facilities”), under which $5,662 million was outstanding with a weighted average interest rate of 5.49%. The interest rate applicable to borrowings under our Term Loan A and Revolving Credit Facility is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (ii) Term SOFR (Secured Overnight Financing Rate), subject to a floor of 0.00%, plus an applicable margin varying between 0.75% to 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid. The interest rate applicable to borrowings under our Term Loan B is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75%, or (ii) Term SOFR, subject to a floor of 0.00%, plus an applicable margin of 1.75%.
Based on the amounts outstanding under the Term Loan Facilities and SOFR as of September 30, 2026, required debt service for the next twelve months is estimated to be approximately $314 million in interest payments and $56 million in principal payments. In addition, based on SOFR as of September 30, 2026, net cash settlements that we expect to receive on our $3,500 million interest rate swaps are estimated to be approximately $43 million for the next twelve months. Based on the amounts outstanding at September 30, 2026, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $337 million in interest payments and no principal payments.
Restrictions and Covenants
As of September 30, 2026, we were in compliance with all applicable financial debt covenants under the Credit Facilities and the indentures governing our Senior Notes.
Cash Dividends
On October 2, 2026, we paid a dividend of $0.65 per common share and Partnership made a distribution in respect of each Partnership exchangeable unit in the amount of $0.65 per Partnership exchangeable unit.
Our board of directors has declared a cash dividend of $0.65 per common share, which will be paid on January 5, 2027 to common shareholders of record on December 22, 2026. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.65 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
In addition, because we are a holding company, our ability to pay cash dividends on our common shares may be limited by restrictions under our debt agreements. Although we do not have a formal dividend policy, our board of directors may, subject to compliance with the covenants contained in our debt agreements and other considerations, determine to pay dividends in the future.
Outstanding Security Data
As of October 23, 2026, we had outstanding 348,350,731 common shares and one special voting share. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of the Company, holders of our common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and our outstanding equity awards, see Note 15 to the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities on February 20, 2026.
There were 102,926,279 Partnership exchangeable units outstanding as of October 23, 2026. The holders of Partnership exchangeable units have the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for our common shares at a ratio of one share for each Partnership exchangeable unit, subject to our right as the general partner of Partnership to determine to settle any such exchange for a cash payment in lieu of our common shares.

Comparative Cash Flows
Operating Activities
Cash provided by operating activities from continuing operations was $1,308 million for the nine months ended September 30, 2026, compared to $1,159 million during the prior year period. The change in cash provided by operating activities was primarily driven by increases in segment income in our INTL, BK, TH and FHS segments, a decrease in income tax payments, and a decrease in interest payments, partially offset by an increase in cash used for working capital.
Investing Activities
Cash used for investing activities from continuing operations was $118 million for the nine months ended September 30, 2026, compared to $213 million during the prior year period. The change in cash used for investing activities was primarily driven by the acquisition of BK China in 2025.
Financing Activities
Cash used for financing activities from continuing operations was $1,332 million for the nine months ended September 30, 2026, compared to $952 million during the prior year period. The change in cash used for financing activities was primarily driven by repurchases of RBI common shares and Partnership exchangeable units in 2026 and increases in dividend payments and Partnership exchangeable unit distributions, partially offset by a decrease in repayments of long-term debt.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the nine months ended September 30, 2026 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC and Canadian securities regulatory authorities on February 20, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of September 30, 2026. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
The Company’s management, including the CEO and CFO, concluded there were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Special Note Regarding Forward-Looking Statements

Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of the Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) the impact of macro-economic events and their potential to adversely impact our business, results of operations, liquidity, prospects and restaurant operations and those of our franchisees; (ii) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, guarantees and indemnification obligations, and our ability and the sources of funds to meet such obligations; (iii) our efforts to identify new investors for PLK China and FHS Brazil and the subsequent sunset of the RH segment; (iv) future RH and BK China Transaction costs; (v) refranchising of Burger King restaurants acquired in the Carrols Acquisition; (vi) our future uses of liquidity, including debt repayments, investment activity (including investments under Burger King's Reclaim the Flame plan), dividend payments and equity repurchases; (vii) our exposure to changes in interest rates and foreign currency exchange rates and the impact of changes in interest rates and foreign currency exchange rates on the amount of our interest payments, future earnings and cash flows, as well as expected cash receipts under cross-currency rate swap contracts and interest rate swaps; (viii) certain accounting and financial-reporting matters, including the impact of changes in accounting standards, the assumptions underlying our critical accounting estimates and the nature, timing, amount, recurrence and impact of certain expenses and other items on our results of operations; (ix) certain tax matters, including our estimates with respect to tax matters and their impact on future periods, and any costs associated with contesting tax liabilities; (x) the adequacy of our cash flow from operations, cash on hand and credit facilities to meet our current requirements; and (xi) certain litigation matters.

Our forward-looking statements, included in this report and elsewhere, represent management’s expectations as of the date that they are made. Our forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to (1) our supply chain operations; (2) increased commodity prices; (3) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (4) changes in applicable tax laws or interpretations thereof, and our ability to accurately interpret and predict the impact of such changes or interpretations on our financial condition and results; (5) the effectiveness of our marketing, advertising and digital programs and franchisee support of these programs; (6) the effectiveness of our operational and culinary initiatives; (7) our reliance on franchisees, including master franchisees and subfranchisees, to accelerate restaurant growth and execute their development commitments (including for BK China); (8) our relationship with, and the success of, our franchisees and risks related to our franchised business model; (9) our franchisees' financial stability and their ability to access and maintain the liquidity necessary to operate their businesses; (10) evolving legislation and regulations, including in the area of franchise and labor and employment law; (11) global economic or other business conditions that may affect the desire or ability of our guests to purchase our products, such as inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health, food safety, brand identity and value; (12) our ability to refranchise restaurants acquired in the Carrols Acquisition and to identify and successfully consummate agreements with new investors for PLK China and FHS Brazil when we plan to do so, and our ability to subsequently sunset the RH segment; (13) the ability to access liquidity under our credit facilities and derivatives, including counterparty risks; (14) our indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (15) our ability to successfully estimate the impact of certain accounting matters, including changes to factors underlying our critical accounting estimates and the price and pace of refranchisings; (16) tariffs and their impact on economic conditions or our business; (17) our ownership and leasing of real estate; and (18) risks related to unforeseen events, such as natural disasters or pandemics.

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
Following are our monthly share repurchases for the third quarter of Fiscal year 2026:

Period	Total Number of Shares Purchased (in thousands)	Total Dollar Value of Shares Purchased (1) (in millions)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in millions)

July 1, 2026 - July 31, 2026	463	$34	74.45	463	$794
August 1, 2026 - August 31, 2026	74	5	74.49	74	789
September 1, 2026 - September 30, 2026	280	21	75.04	280	768
	817	$61		817
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
Item 5. Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

RESTAURANT BRANDS INTERNATIONAL INC. (Registrant)

Dated: October 29, 2026	By:	/s/ Sami Siddiqui
		Name:	Sami Siddiqui
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)